Form 10-Q
period 2004-09-30
U.S. Shipping Partners L.P.
filed 2004-12-13
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-32326

U.S. SHIPPING PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-1447743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Thornall St., 8th Floor
Edison, NJ  08837
(Address of principal executive offices)
(Zip Code)

(732) 635-1500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of units outstanding of the registrant’s common units as of December 13, 2004 was 6,899,968.

*The registrant became subject to the filing requirements on October 28, 2004.

U.S. SHIPPING PARTNERS L.P.

Successor to United States Shipping Master LLC (Predecessor)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED)

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2004 and 2003	2
	Unaudited Condensed Consolidated Statement of Members’ Equity for the nine-month period ended September 30, 2004	3
	Unaudited Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2004 and 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures

PART II–OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	45

SIGNATURES		47

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

UNITED STATES SHIPPING MASTER LLC (Notes 1 and 2)

Predecessor to U.S. Shipping Partners L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets
Cash and equivalents	$34,857	$8,565
Restricted cash	—	502
Accounts receivable	7,376	4,443
Prepaid expenses and other current assets	2,864	1,244
Total current assets	45,097	14,754
Vessels and equipment, net	200,699	187,321
Deferred financing costs, net	5,966	3,231
Other assets	1,764	1,764
Total assets	$253,526	$207,070
Liabilities and Members’ Equity
Current liabilities
Current portion of long-term debt	$17,500	$34,425
Accounts payable	3,007	4,730
Accrued expenses and other liabilities	6,026	2,098
Total current liabilities	26,533	41,253
Term loan	176,250	80,950
Subordinated note	—	29,000
Advances from Hess	9,778	7,380
Other liabilities	1,018	763
Total liabilities	213,579	159,346
Commitments and contingencies (Notes 1 and 9)
Members’ Equity
Members’ equity	40,947	48,469
Accumulated other comprehensive loss	(1,000)	(745)
Total members’ equity	39,947	47,724
Total liabilities and members’ equity	$253,526	$207,070

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES SHIPPING MASTER LLC (Notes 1 and 2)

Predecessor to U.S. Shipping Partners L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

 (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$35,716	$20,389	$89,486	$59,273
Operating expenses
Vessel operating expenses	13,004	8,823	33,418	23,899
Voyage expenses	5,475	2,519	14,595	6,860
General and administrative expenses	1,683	1,631	5,185	4,219
Depreciation and amortization	6,227	4,275	17,748	12,776
Total operating expenses	26,389	17,248	70,946	47,754
Operating income	9,327	3,141	18,540	11,519
Interest expense	2,919	2,471	8,048	7,520
Loss on debt extinguishment	—	—	3,167	—
Other income	(115)	(35)	(222)	(98)
Income before income taxes	6,523	705	7,547	4,097
Provision for income taxes	26	24	69	49
Net income	6,497	681	7,478	4,048
Other comprehensive income
Fair market value adjustment of derivatives	(1,653)	454	(255)	(34)
Comprehensive income	$4,844	$1,135	$7,223	$4,014

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES SHIPPING MASTER LLC (Notes 1 and 2)

Predecessor to U.S. Shipping Partners L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

Nine Months Ended September 30, 2004 (unaudited)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Balance at December 31, 2003	$48,469	$(745)	$47,724
Net income for nine months ended September 30, 2004 (unaudited)	7,478	—	7,478
Fair market value adjustment of derivatives (unaudited)	—	(255)	(255)
Member distributions (unaudited)	(15,000)	—	(15,000)
Ending balance at September 30, 2004 (unaudited)	$40,947	$(1,000)	$39,947

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES SHIPPING MASTER LLC (Notes 1 and 2)

Predecessor to U.S. Shipping Partners L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$7,478	$4,048
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock and deferred financing	18,443	13,185
Capitalized dry dock costs	—	(8,486)
Loss on debt extinguishment	3,167	—
Changes in assets and liabilities
Accounts receivable	(2,933)	143
Prepaid expenses and other current assets	(1,620)	5
Accounts payable	(1,723)	780
Accrued expenses and other liabilities	3,928	1,119
Net cash provided by operating activities	26,740	10,794
Cash flows from investing activities
Proceeds from sale of fixed assets	2,000	—
Purchase of vessels and equipment	(33,126)	(5,496)
Change in restricted cash	502	(502)
Advances from Hess	2,398	2,697
Net cash (used in) investing activities	(28,226)	(3,301)
Cash flows from financing activities
Member contributions	—	5,850
Proceeds from issuance of term loan	202,500	10,100
Repayment of debt	(153,125)	(18,000)
Member distributions	(15,000)	—
Deferred financing costs	(6,597)	(195)
Net cash provided by (used in) financing activities	27,778	(2,245)
Net increase in cash	26,292	5,248
Cash, beginning of period	8,565	3,226
Cash, end of period	$34,857	$8,474

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES SHIPPING MASTER LLC (Notes 1 and 2)

Predecessor to U.S. Shipping Partners L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands)

1.             Formation and Nature of Operations

                On May 6, 2003, United States Shipping Master LLC (“US Master LLC”) was formed as a Delaware limited liability company  (“LLC”) for the purpose of consolidating the activities of United States Chemical Shipping LLC and its subsidiaries (“Chemical”) and United States Shipping LLC and its subsidiaries (“Shipping”), (collectively, the “Predecessor”).  US Master LLC owns and operates eight vessels that provide long-haul marine transportation services between ports in the United States, principally for refined petroleum products and, to a limited extent, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

                Chemical was also formed on May 6, 2003, concurrent with the formation of US Master LLC, to acquire, own and operate specialty refined petroleum and chemical product, or parcel, tankers (“Parcel Tankers”).

                Shipping, which owns and operates integrated tug barge units (“ITBs”) that transport petroleum products, was formed on July 16, 2002 and began activities on September 13, 2002 when it acquired the six ITBs of the Catug Group, a division of Amerada Hess Corporation (“Hess”), pursuant to an asset purchase agreement.

                Under the asset purchase agreement, Shipping acquired certain assets of the Catug Group for an aggregate purchase price, including transaction fees, of approximately $193,000. The acquisition was funded by members’ contributions, long-term debt and the issuance of a note payable to the seller for $29,000. The purchase price was allocated to the ITBs ($191,529), furniture and equipment ($99) and spare parts inventory ($1,733) at their fair values based on an independent valuation. The fair value of the assets exceeded the purchase price; therefore, no goodwill resulted. The difference was allocated to the ITBs proportionately.  The results of operations are from the purchase date, September 13, 2002, forward.

                On July 30, 2004, U.S. Shipping Partners L.P. (the “Partnership”) was formed to own and operate the petroleum, refined petroleum, and chemical product marine transportation, distribution and logistics business conducted by the Predecessor.  On November 3, 2004, the Predecessor contributed substantially all of its assets and liabilities to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”) in exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.

                The unaudited interim consolidated financial statements included in this report as of September 30, 2004, and for the three and nine month periods then ended, are for the

Predecessor and, in the opinion of management, reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results for such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements of the Predecessor, and notes thereto, included in the Partnership’s Registration Statement on Form S-1 (Registration No. 333118-141), as amended (the “Form S-1), originally filed with the Securities and Exchange Commission on August 12, 2004.  The December 31, 2003 financial information has been derived from the audited consolidated financial statements included in the Form S-1 filed with the Securities and Exchange Commission on November 3, 2004.

2.              Subsequent Events

a.              Initial Public Offering

                On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units (including 899,968 common units sold upon exercise of the underwriters’ over-allotment option) at a price of $22.25 per unit.  Total gross proceeds from this sale were $153,524, before underwriting and structuring fees of $10,918 and offering costs of $4,439.  The Partnership used these proceeds to repay $93,750 in outstanding term debt, provide $24,557 of working capital, pay $1,260 of costs associated with amending and restating our credit facility, and redeem the 899,968 common units held by US Master LLC for $18,600.

b.              Amended and Restated Credit Facility

                Concurrent with the closing of the offering, the Partnership amended and restated its existing credit facility, now comprised of $100,000 funded term loan, a revolver commitment of $50,000, and $30,000 delayed draw term loan to partially fund the construction of a new articulated tug barge.  CIBC World Markets acted as the sole arranger for the new facility, Canadian Imperial Bank of Commerce is the Administrative Agent and Key Bank National Association is the Collateral Agent.  See Note 5.

3.             Summary of Significant Accounting Principles

Principles of Consolidation

                The consolidated financial statements include the accounts of the Predecessor. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

                The Predecessor considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

                The Predecessor earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period. Although contracts of affreightment and consecutive voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.

Vessels and Equipment

                Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated using the straight-line method as follows: ITBs to their mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and Parcel Tankers—10 years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Routine maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.

Drydocking

                Both domestic and international regulatory bodies require that the petroleum carrying shipping vessels be drydocked for major repair and maintenance every five years and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Predecessor capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the Parcel Tankers.

Deferred Financing Costs

                Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financing. Deferred financing costs are stated net of accumulated amortization which, at September 30, 2004 (unaudited) and December 31, 2003, amounted to $5,966 and $3,231, respectively.  For the nine-months ended September 30, 2004 (unaudited) and the year ended December 31, 2003, amortization expense was $695 and $567, respectively.  These costs are included in interest expense.

Use of Estimates

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate relates to the useful lives of the vessels. Actual results could differ from those estimates.

Concentration of Credit Risk

                Financial instruments that potentially subject the Predecessor to concentrations of credit risk are primarily cash and trade accounts receivable. The Predecessor maintains its cash on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

                The Predecessor’s operations are concentrated in long-haul “coastwise” marine transportation services, principally for refined petroleum production in the U.S. domestic coastwise trade. Events or changes in regulations impacting this industry could have a material impact on the Predecessor’s operations.

                With respect to accounts receivable, the Predecessor extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Predecessor does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

                Voyage revenues and accounts receivable for the Predecessor’s largest customers approximately consisted of the following:

	Voyage Revenues		Accounts Receivable
	September 30,		September 30,	December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)
BP	26%	55%	20%	1%
Shell	20%	23%	5%	20%
Hess	12%	16%	11%	26%
Seariver	10%	—	26%	3%

                Voyage revenues from Hess do not include payments from Hess under the Hess support agreement. Accounts receivable from Hess include accounts receivable under the Hess support agreement.  See Note 7.

Long-Lived Assets

                The Predecessor reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s net book value, then the asset is deemed to be impaired and written down to its fair value.

Derivative Instruments

                The Predecessor utilizes a derivative financial instrument to reduce interest rate risk. The Predecessor does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) which was amended in June 2000 by SFAS No. 138 and, in May 2003, by SFAS No. 149, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

Income Taxes

                As a limited liability company, the Predecessor is treated as a partnership for income tax purposes. Accordingly, the Predecessor is generally not subject to federal and state taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Predecessor is subject to certain state franchise taxes.

                One of the Predecessor’s subsidiaries, USS Vessel Management Inc., is a corporation and is subject to federal, state and local income taxes, which are reflected in these financial statements. Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The Predecessor evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No such allowance was recorded at September 30, 2004 (unaudited) and December 31, 2003.

Fair Value of Financial Instruments

                The carrying amount of the Predecessor’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At September 30, 2004 (unaudited) and December 31, 2003, the net book value of long-term debt approximated its fair value.

Reclassification

                Certain prior period amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements

                SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Predecessor currently does not have financial instruments with characteristics of both liabilities and equity; therefore, the adoption of this Statement did not have a material impact on the Predecessor’s consolidated financial statements.

                Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Predecessor adopted FIN 46 in 2004, which resulted in no impact on the consolidated financial statements.

4.             Vessels and Equipment

                Vessels and equipment consists of the following:

	September 30,	December 31,
	2004	2003
	(unaudited)
Vessels	$228,171	$197,171
Capitalized drydock expenditures	12,448	12,448
Office furniture and equipment	819	693
Total vessels and equipment	241,438	210,312
Less: Accumulated depreciation	40,739	22,991
Total vessels and equipment, net	$200,699	$187,321

                Depreciation and amortization of vessels and equipment for the three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) was $6,227, $17,748, $4,275 and $12,776, respectively.  Such depreciation and amortization includes amortization of drydocking expenditures for the three and nine months ended September 30, 2004 (unaudited) of $1,244 and $3,730, respectively.  There was no amortization for the three and nine months ended September 30, 2003.  On January 20, 2004, the Predecessor sold a vessel that had been purchased in 2003, the Stolt Spirit, for scrap and received net proceeds of $2,000. There was no gain or loss as a result of this transaction.

5.             Financing

a.              Initial Credit Facility

                On July 16, 2003, Chemical entered into a financing agreement with a bank. The agreement provides for a $15,000 term loan that bears interest at three-month LIBOR (1.14% at December 31, 2003), plus 5%. Principal and interest is due and payable quarterly. The loan matures on December 31, 2008 and is collateralized by all assets of Chemical including the two Parcel Tankers, the Stolt Spirit, until its sale in January 2004, and the Chemical Pioneer. At December 31, 2003, $14,175 was outstanding under this agreement. The financing agreement contains a restrictive cash “waterfall” that limits Chemical’s access to cash receipts unless certain criteria are met. The agreement also requires the restriction of certain cash balances in order to service the debt. The term loan was paid in full in April 2004.

                On September 13, 2002, Shipping entered into a credit facility with a syndicate of lending institutions, which provides for a line of credit up to $10,000. The credit facility requires a 0.75% annual commitment fee on the sum of the average daily-unused portion of the line of credit amount and 3.50% on outstanding letters of credit. Borrowings bear interest at the bank’s prime rate plus 1.75% or LIBOR plus 3.25%. At December 31, 2003 there were no borrowings outstanding under the line of credit. The agreement was amended and restated in April 2004.

                In addition, the credit facility provided for a $130,000 term loan that bears interest at blended LIBOR (1.20% at December 31, 2003) plus 3.25%. Principal and interest is due and payable quarterly. The loan matures on September 30, 2008 and is collateralized by all of the ITBs. At December 31, 2003 and 2002, $100,375 and $124,750, respectively, was outstanding under the credit facility. The credit facility contains restrictive covenants, which require adherence to specified financial ratios and minimum levels of tangible net worth, as defined in the agreement. The credit facility was amended and restated in April 2004.

                On September 13, 2002, Shipping entered into a $29,000 note payable agreement with Hess in connection with the asset purchase agreement. The note bears interest at 9.00% through September 2007, and 12.00% thereafter, through the December 2011 maturity date. Interest is due and payable semi-annually. Principal is due in semi-annual installments of $4,833, commencing June 30, 2009 and is due each six-month period thereafter. The note is secured by all of the ITBs and is subordinated to the bank debt. The note was paid in full in April 2004.

b.              Amended and Restated Credit Facility

                On April 13, 2004, the Predecessor entered into an amended and restated credit facility with a syndicate of lending institutions. The amended and restated credit facility provides for a $202,500 term loan that bears interest at LIBOR plus 2.25% or the prime rate plus an applicable margin. Principal and interest is due and payable quarterly. The loan matures on March 31, 2010, and is collateralized by all of the Predecessor’s assets including eight vessels owned by the Predecessor. The amended and restated credit facility contains various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

                The amended and restated credit facility provides for a revolving credit facility up to $25,000, with a letter of credit sub-facility of $10,000. The amended and restated credit facility requires a 1% annual commitment fee on the sum of the average daily unused portion of the line of credit amount and 1.75% - 2.25%, depending on certain debt leverage ratios, on any outstanding letters of credit.  Borrowings bear interest at the bank prime rate plus 0.75% to 1.25% or LIBOR plus 1.75% to 2.25% depending in each case on certain debt leverage ratios.

                In connection with entering into the amended and restated credit facility, the Predecessor expensed $3,167 of financing costs and capitalized $4,064 of financing costs.  This refinance arrangement resulted in full payment of the $14,175 term loan for Chemical, and the $29,000 term loan due to Hess, as well as amending the Shipping line of credit and the Shipping term loan.  In addition, a distribution of $15,000 was made to members of the Predecessor.

                In connection with the amended and restated credit facility, the Predecessor entered into a second interest rate swap agreement of $54,250 notional principal amount converting a portion of the floating rate LIBOR based payments to a fixed rate of 3.9075%.  The expiration of the second swap agreement is December 31, 2008.

As of September 30, 2004 (unaudited) and December 31, 2003, the Predecessor’s outstanding debt balances were as follows:

	September 30,	December 31,
	2004	2003
	(unaudited)
Short-term:
Current portion of long-term debt	$17,500	$34,425
Long-term:
Term loan	176,250	80,950
Subordinated note	—	29,000
	176,250	109,950
Total debt	$193,750	$144,375

                In connection with the Partnership’s initial public offering of common units, as described in Note 2, all of the Predecessor’s debt balances were contributed to the Partnership.  The contributed short-term and long-term debt were partially repaid at a cost of $95,664, including fees associated with structuring the second amended and restated credit agreement, with proceeds of the initial public offering.

c.             Second Amended and Restated Credit Facility

                On November 3, 2004, the Partnership entered into a second amended and restated credit agreement with a syndicate of lending institutions which provides for a $100,000 term loan that bears interest at LIBOR plus 2.00% or the prime rate plus an applicable margin.  Principal and interest is due and payable quarterly.  The loan matures on April 30, 2010, and is collateralized by all the Partnership’s assets including eight vessels owned by the Partnership.   The second amended and restated credit facility contains various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

                The second amended and restated credit facility provides for a revolving credit facility up to $50,000, with a letter of credit sub-facility of $10,000. The second amended and restated credit facility also provides for a delayed draw term loan of $30,000 which may be exercised on or before November 2, 2005.  The second amended and restated credit facility requires a 0.50% annual commitment fee on the sum of the average daily unused portion of the line of credit amount,  a 1.50% - 2.00% fee, depending on certain debt leverage ratios, on any outstanding letters of credit, and a 0.75% annual commitment fee with respect to the delayed draw term loan.  Borrowings bear interest at the bank prime rate plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%, depending in each case on certain debt leverage ratios.

                The second amended and restated credit facility also provides for a delayed draw term loan of $30,000 which may be exercised on or before November 2, 2005.  In addition, expiring November 2, 2006, we will have the option to increase, up to an additional amount not to exceed $90 million in the aggregate, in the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both. Our exercise of this option is at the mutual discretion of CIBC World Markets Corp., as the sole lead arranger, and the Partnership, and is contingent upon, among other things:

•        no event of default having occurred and continuing, and

•        the proceeds being used to construct or acquire new vessels.

                In connection with entering into the second amended and restated credit facility, the Partnership expensed $3,164 of capitalized financing costs and costs incurred with this transaction.  In addition, $890 of costs incurred in amending and restating this credit facility were capitalized.

6.             Interest Rate Hedge

                During 2002, the Predecessor entered into contracts to hedge the interest rate risk on a portion of the term loan.  As discussed in Note 5, payments under the term loan are based on blended LIBOR plus 2.25%.  To hedge the risk of increasing interest rates, the Predecessor entered into a $62,375 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.15% plus the LIBOR-rate spread of 3.25%, resulting in a 6.40% interest rate.  The contract expires in December 2006.  In April 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.25%, resulting in a 5.40% interest rate.  In April 2004, the Predecessor also entered into a second contract to hedge the interest rate risk on an additional portion of the term loan.  The Predecessor entered into a $54,250 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.9075% plus the LIBOR-rate spread of 2.25%, resulting in a 6.1575% interest rate.  The contract expires in December 2008. At September 30, 2004 (unaudited) and 2003 (unaudited), LIBOR was 1.59% and 1.10%, respectively.  The unrealized losses related to interest rate hedges were $1,000 and $1,142 as of September 30, 2004 (unaudited) and 2003 (unaudited), respectively.  These amounts are reflected in other comprehensive loss as the Predecessor has designated the contracts as cash flow hedges.

7.             Hess Support Agreement

                On September 13, 2002, Shipping entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Predecessor. For the nine months ended September 30, 2004 (unaudited), the operations of five ITBs were covered by the Support Agreement. For the year ended December 31, 2003, four ITBs were covered. Under the terms of the Support Agreement, Hess agreed to pay Shipping for the amount by which Shipping’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates Shipping receives on the ITBs are in excess of the Hess support rate, then Shipping must pay such excess amounts to Hess until Shipping has repaid Hess for all prior support payments made by Hess to Shipping, and then Shipping must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by Shipping will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

                From September 13, 2002 to September 30, 2004 (unaudited), Shipping’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $9,778, which has been classified as advances from Hess. For the three and nine months ended September 30, 2004 (unaudited) and 2003 (unaudited), (payments to) advances from Hess under the support agreement were $(151), $2,397, $604, and $2,697, respectively.

8.             Related Party Transactions

                Hess is one of the Predecessor’s significant customers. Voyage revenues earned from transactions with Hess (which does not include amounts under the Support Agreement) for the three months ended September 30, 2004 (unaudited) and 2003 (unaudited) were $3,217 and $3,146, respectively, and for the nine months ended September 30, 2004 (unaudited) and 2003 (unaudited) were $10,559 and $9,203, respectively. Accounts receivable due under the Support Agreement were $474 and $1,148 at September 30, 2004 (unaudited) and December 31, 2003, respectively.

                On September 12, 2002, Shipping entered into a three-year agreement with an affiliate of one of the Predecessor’s members whereby the affiliate provides certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar services for Chemical for an annual fee of $100.  For the nine months ended September 30, 2004 (unaudited), and the year ended December 31, 2003, the Predecessor incurred and paid approximately $450 and $564, respectively, for business advisory and management services.  These agreements were terminated concurrent with the closing of the Partnership’s initial public offering.  The Predecessor paid this affiliate $3,700 in connection with such termination.

                During 2003, the Predecessor paid approximately $350 to an affiliate of a member for fees in connection with the purchase of the Chemical Pioneer.

9.             Commitments and Contingencies

                In August 2004, the Predecessor entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in early 2006. The contract price for the ATB is $45,300, including an anticipated $500 of supervision costs. The Predecessor expects to pay $15,500 during 2004, none of which was paid in the nine months ended September 30, 2004 (unaudited), $24,600 in 2005 and $5,200 in 2006. The ATB construction contract provides the Predecessor with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If the Predecessor does not exercise any of the options, the Predecessor must pay the shipyard an additional $500, and if the Predecessor exercises the option only for one additional ATB, the Predecessor must pay the shipyard $125.

                The Predecessor has entered into employment agreements with its six executive officers. The employment agreements have an initial term of three to five years that are automatically extended for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements provide for an aggregate base annual salary of $1,812. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors in its sole discretion. If the employee’s employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee’s agreement or (b) one year, a monthly payment equal to one-twelfth of the employee’s then annual salary. Additionally, one employment agreement provides that the employee can require the Predecessor to repurchase his equity interest in the Predecessor upon termination of his employment under certain circumstances.

                The Predecessor is the subject of various claims and lawsuits in the ordinary course of business for monetary relief arising principally from personal injuries, collisions, and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Predecessor believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows. The Predecessor is subject to deductibles with respect to its insurance coverage up to $150 per incident and provides on a current basis for estimated payments thereunder.

                The Predecessor’s time charters and consecutive voyage charters extend over various periods which expire between 2004 and 2006.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                You should read the following discussion of the financial condition and results of operations of United States Shipping Master LLC in conjunction with the historical consolidated financial statements of United States Shipping Master LLC, included in this quarterly report Form 10-Q.  Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those described under the caption “Risk Factors” included in our prospectus dated October 28, 2004 (“the Prospectus”) filed with Securities and Exchange Commission.  This discussion should be read together with the discussion included in the Partnership’s Registration Statement on Form S-1 (Registration No. 333118-141), as amended (the “Form S-1), originally filed with the Securities and Exchange Commission on August 12, 2004.  The December 31, 2003 financial information has been derived from the audited consolidated financial statements included in the Prospectus.

Overview

                We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved, to a limited extent, in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States, with approximately 28% of domestic refined petroleum products being transported by water in 2002. Our fleet consists of eight tank vessels: six integrated tug barge units, or ITBs, and two specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

                Our market is largely insulated from direct foreign competition because the Merchant Marine Act of 1920, commonly referred to as the Jones Act, restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. All of our vessels are qualified to transport cargo between U.S. ports under the Jones Act.

                We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess Corporation (“Hess”) that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Four of our ITBs are currently operating under contracts with Hess, BP and Shell, one of which expires in September 2005 and one of which expires in January 2006, with the remaining two expiring in late 2006. Our remaining two ITBs are currently operating in the spot market. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

                Our two parcel tankers, the Chemical Pioneer and the Charleston, which we acquired in May 2003 and April 2004, respectively, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum volumes that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these customers are required to ship on our parcel tankers any additional volume of these products stipulated in the contracts. As a result, we expect these companies will utilize substantially all of the non-committed capacity of these vessels during those periods.

                In August 2004, we signed a fixed-price contract for construction of a 19,999 ton articulated tug barge unit, or ATB, which is scheduled to be delivered in early 2006. We have entered into contracts to carry commodity chemical products with specified minimum cargo volumes that will utilize approximately 77% of the ATB’s anticipated capacity through September 2007 and approximately 67% of the ATB’s anticipated capacity thereafter through June 2010. If delivery of the ATB is delayed, we anticipate that we will either use available cargo capacity on one of our vessels or charter additional vessels to meet our contractual obligations pending delivery of the ATB. Our ATB construction contract also provides us with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions.

                We generate revenue by charging customers for the transportation and distribution of their products utilizing our vessels. These services are generally provided under the following four basic types of contractual relationships:

•                  time charters, which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate;

•                  contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, generally for one or more years, at a negotiated rate per ton;

•                  consecutive voyage charters, which are charters for a specified period of time at a negotiated rate per ton; and

•                  spot charters, which are charters for shorter intervals, usually a single round-trip, that are made on either a current market rate or lump sum contractual basis.

The principal difference between contracts of affreightment and consecutive voyage charters is that in contracts of affreightment the customer is obligated to transport a specified minimum amount of product on our vessel during the contract period, while in a consecutive voyage charter the customer is obligated to fill the contracted portion of the vessel with its product every time the vessel calls at its facility during the contract period and, if the customer does not have product ready to ship, it must pay us for idle time.

                The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter
Typical contract length	One year or more	One year or more	One year or more	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay	We pay	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer pays if cargo not ready	Customer does not pay

                For the nine months ending September 30, 2004 and 2003, we derived approximately 75% and 80%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 25% and 20%, respectively, of our revenue from spot charters.

                The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

Recent Events

                On July 30, 2004, U.S. Shipping Partners L.P. (the “Partnership”) was formed to own and operate the petroleum, refined petroleum, and chemical product marine transportation, distribution and logistics business conducted by United States Shipping Master LLC.  On November 3, 2004, United States Shipping Master LLC contributed substantially all of its assets and liabilities to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, United States Shipping Master LLC received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.

                On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units (including 899,968 common units sold upon exercise of the underwriters’ over-allotment option) at a price of $22.25 per unit.  Total gross proceeds from this sale were $153.5 million, before underwriting and structuring fees of $10.9 million, and offering costs of approximately $4.4 million.  The Partnership used proceeds to repay $93.8 million in outstanding term debt, provide $24.6 million of working capital, pay $1.3 million of costs associated with amending and restating our credit facility, and redeem the 899,968 common units held by United States Shipping Master LLC for $18.6 million.

                At the closing of the initial public offering, the Partnership entered into a second amended and restated credit agreement with several banks which provides for a $100,000 term loan and the ability to borrow up to an additional $120,000 of term loans under certain circumstances.  Principal and interest is due and payable quarterly.  The term loan matures on April 30, 2010.  The credit agreement also provides a $50,000 revolving credit facility which expires November 2, 2009.  The loans are collateralized by all the Partnership’s assets including eight vessels owned by the Partnership.   The second amended and restated credit facility contains various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.  See “Second Amended and Restated Credit Facility” for more information about this credit facility.

Definitions

                In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

•                  Voyage revenue. Voyage revenue includes revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

•                  Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed on to our customers.

•                  Net voyage revenue. Net voyage revenue is equal to voyage revenue less voyage expenses. As explained above, the amount of voyage expenses we incur for a particular voyage depends upon the form of the contract. Therefore, in comparing revenues between reporting periods, we use net voyage revenue to improve the comparability of reported revenues that are generated by the different forms of contracts.

•                  Vessel operating expenses. We pay the vessel operating expenses regardless of whether we are operating under a time charter, contract of affreightment, consecutive voyage charter or spot charter. The most significant direct vessel operating expenses are crewing costs, vessel maintenance and repairs, bunkers and lube oils and marine insurance.

•                  Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

•                  General and administrative expenses. General and administrative expenses consist of employment costs for shoreside staff and cost of facilities, as well as legal, audit and other administrative costs. After our initial public offering, we expect to incur approximately $1.7 million in additional annual general and administrative expenses related to being a publicly traded partnership.

•                  Total vessel days. Total vessel days are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

•                  Days worked. Days worked are equal to total vessel days less drydocking days and days off-hire.

•                  Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance every five years, with a mid-period underwater survey in lieu of drydocking, and our parcel tankers be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

•                  Net utilization. Net utilization is a primary measure of operating performance in our business. Net utilization is a percentage equal to the total number of days worked by a vessel or group of vessels during a defined period, divided by total vessel days for that vessel or group of vessels. Net utilization is adversely impacted by drydocking, scheduled and unscheduled maintenance and idle time not paid for by the customer.

•                  Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period. Fluctuations in time charter equivalent result not only from changes in charter rates charged to our customers, but from external factors such as weather or other delays.

Critical Accounting Policies

                Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. In preparing these financial statements, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of our assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of our revenues and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. We believe that, of our significant accounting policies discussed in Note 3 to our consolidated financial statements, the following may involve a higher degree of judgment.

Revenue Recognition

                We earn revenue under contracts of affreightment, spot charters, consecutive voyage charters and time charters. For contracts of affreightment, spot charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than 15 days in duration. For time charters, revenue is recognized on a daily basis over the contract period, with expenses recognized as incurred.

Depreciation and Amortization

                Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated using the straight-line method as follows: ITBs to their mandatory retirement as required by OPA 90, between 2012 and 2014; and parcel tankers—10 years. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for our ITBs and 30 months for our parcel tankers. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

                The gross book values of our vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We record impairment losses only when events occur that cause us to believe that future cash flows for any individual vessel will be less than its net book value. The net book value of vessels held and used by us is reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s net book value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

                In developing estimates of future cash flows, we must make assumptions about future charter rates, vessel operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

Accounts Receivable

                We extend credit to our customers in the normal course of business. We regularly review our accounts, estimate the amount of uncollectible receivables each period and establish an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers and other relevant information known. Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of our customers.

Deferred Income Taxes

                We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our C corporation subsidiary, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized.

Results of Operations

                The following table summarizes our results of operations (dollars in thousands, except for daily rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Voyage revenue	$35,716	$20,389	$89,486	$59,273

Vessel operating expenses	13,004	8,823	33,418	23,899
% of voyage revenue	36.4%	43.3%	37.3%	40.3%
Voyage expenses	5,475	2,519	14,595	6,860
% of voyage revenue	15.3%	12.4%	16.3%	11.6%
General and administrative expenses	1,683	1,631	5,185	4,219
% of voyage revenue	4.7%	8.0%	5.8%	7.1%
Depreciation and amortization	6,227	4,275	17,748	12,776
Operating income	9,327	3,141	18,540	11,519
% of voyage revenue	26.1%	15.4%	20.7%	19.4%
Interest expense	2,919	2,471	8,048	7,520
Loss on debt extinguishment	—	—	3,167	—
Other income	(115)	(35)	(222)	(98)
Income before provision for income taxes	6,523	705	7,547	4,097
Provision for income taxes	26	24	69	49
Net income	$6,497	$681	$7,478	$4,048

ITBs
Total vessel days	552	552	1,644	1,638
Days worked	548	552	1,634	1,634
Drydocking days	—	—
Net utilization	99%	100%	99%	99%
	$36,795	$35,173	$34,958	$31,719

Parcel Tankers (1)
Total Vessel Days	184	87	246	87
Days Worked	184	—	224	—
Drydocking Days	—	87	—	87
Net utilization	100%	0%	91%	0%
Average Time Charter Equivalent Rate	$44,821	—	$39,068	—

(1)          Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. Since April 28, 2004, the date of acquisition, for the Charleston.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Voyage revenues	$35,716	$20,389	$89,486	$59,273
Voyage expenses	5,475	2,519	14,595	6,860
Net voyage revenue(1)	$30,241	$17,870	$74,891	$52,413

(1) Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP financial measures which we use in our business when comparing performance in different periods.  Net voyage revenue is not calculated or presented in accordance with generally accepted accounting principles, or GAAP.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Voyage Revenue.  Voyage revenue was $35.7 million for the three months ended September 30, 2004, an increase of $15.3 million, or 75%, as compared to voyage revenue of $20.4 million for the three months ended September 30, 2003. Voyage revenue excluding voyage expenses was $30.2 for the three months ended September 30, 2004, an increase of $12.4 million, or 69%, as compared to the three months ended September 30, 2003.  The Chemical Pioneer, which we purchased in May 2003, was in drydock during the three months ending September 30, 2003, contributed $5.1 million of voyage revenue (during the three months ending September 30, 2004. The Charleston, which we purchased in April 2004, contributed $5.3 million of voyage revenue during the three months ended September 30, 2004.  In August 2004, we time chartered the parcel Tanker Anasazi which contributed $2.4 million of voyage revenue to fulfill our obligations under contracts of affreightment. The remaining $2.5 million of the increase in voyage revenue was the result of the renewal of two ITB time charters at higher daily rates, an increased contractual rate on the contract of affreightment for one ITB and generally higher spot rates for our ITBs operating in the spot market in the three months ending September 30, 2004 as compared to the three months ending September 30, 2003.  The increase in our voyage revenue in 2004 was partially the result of more of our vessels operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses.

Vessel Operating Expenses.  Vessel operating expenses were $13.0 million for the three months ended September 30, 2004, an increase of $4.2 million, or 47%, as compared to $8.8 million for the three months ended September 30, 2003. The Chemical Pioneer, which was purchased in May 2003, was in drydock and the Charleston, which we did not operate in the three months ending September 30, 2003, accounted for $2.6 million, or 62%, of the increase in vessel operating expenses in the three months ending September 30, 2004. In August 2004, we time chartered the parcel tanker Anasazi at a cost of $2.1 million to fulfill our obligations under contracts of affreightment. Vessel operating expenses, as a percentage of voyage revenue, decreased from 43.3% of voyage revenue in 2003 to 36.4% in 2004, primarily because more of our vessels were operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses, which increased our voyage revenue.  The decrease in vessel operating expenses as a percentage of voyage revenue was in part offset by the fact that our two parcel tankers require larger crews than our ITBs, which increased vessel operating expenses.

Voyage Expenses.  Voyage expenses were $5.5 million for the three months ended September 30, 2004, an increase of $3.0 million, or 117%, as compared to voyage expenses of $2.5 million for the three months ended September 30, 2003. Voyage expenses as a percentage of voyage revenue increased from 12.4% in the three months ended September 30, 2003 to 15.3% in the three months ended September 30, 2004.  The increase in voyage expenses, both in dollars and as a percentage of voyage revenue, was the result of one additional ITB being employed in the spot market during 2004, where we paid voyage expenses, and the impact of the Chemical Pioneer, Charleston and Anasazi, which were not operated by us in the 2003 period and therefore not included in our results of operations, operating under contracts of affreightment during 2004.

General and Administrative Expenses.  General and administrative expenses were $1.7 million for the three months ended September 30, 2004, an increase of $50,000, or 3%, compared to $1.6 million for the three months ended September 30, 2003. General and administrative expenses include management fees of $189,000 and $132,000, respectively, paid to an affiliate of Sterling Investment Partners, L.P. in the three months ending September 30, 2004 and 2003, respectively.

Depreciation and Amortization.  Depreciation and amortization was $6.2 million for the three months ended September 30, 2004, an increase of $2.0 million, or 46%, as compared to $4.3 million for the three months ended September 30, 2003. This increase is due to the amortization of the capitalized drydock expenditures for, and depreciation of, the Chemical Pioneer, which we acquired in May 2003 and drydocked in July 2003, and depreciation of the Charleston, which we acquired in April 2004.

Interest Expense.  Interest expense was $2.9 million for the three months ended September 30, 2004, an increase of $0.4 million, or 18%, as compared to $2.5 million for the three months ended September 30, 2003.  We increased our borrowings to $145.9 million at the end of the third quarter of 2003 to finance the drydocking, pay a portion of the purchase price and provide working capital for the operation of the Chemical Pioneer.  In April 2004, we amended our then existing credit facility and increased our debt outstanding to purchase the

Charleston but at lower interest rates. At the end of the third quarter of 2004, our debt outstanding was $193.8 million.

Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for the one United States Shipping Master LLC subsidiary that is a C corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations. As a limited liability company, United States Shipping Master LLC is treated as a partnership for federal income tax purposes.

                Net Income.  Net income was $6.5 million for the three months ended September 30, 2004, an increase of $5.8 million, or 854%, as compared to $0.7 million for the three months ended September 30, 2003. This increase is the result of the inclusion of the Chemical Pioneer and Charleston in 2004 as well as higher charter rates under certain of our contracts in 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

                Voyage Revenue.  Voyage revenue was $89.5 million for the nine months ended September 30, 2004, an increase of $30.2 million, or 51%, as compared to voyage revenue of $59.3 million for the nine months ended September 30, 2003. Voyage revenue excluding voyage expenses was $74.9 million for the nine months ended September 30, 2004, an increase of $22.5 million, or 43% as compared to the nine months ended September 30, 2003.  The Chemical Pioneer, which we purchased in May 2003, contributed $0.3 million of voyage revenue under a bareboat charter in the nine months ending September 30, 2003 and contributed $12.4 million of voyage revenue in 2004. The Charleston, which we purchased in April 2004, contributed $8.0 million of voyage revenue.  In August 2004, we time chartered the parcel tanker Anasazi which contributed $2.4 million of voyage revenue to fulfill the our obligations under contracts of affreightment. The remaining $7.7 million of the increase in voyage revenue was the result of the renewal of two ITB time charters at higher daily rates, an increased contractual rate on the contract of affreightment for one ITB and generally higher spot rates for our ITBs operating in the spot market in the nine months ending September 30, 2004 as compared to the nine months ending September 30, 2003.  The increase in our voyage revenue in 2004 was partially the result of more of our vessels operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses.

Vessel Operating Expenses.  Vessel operating expenses were $33.4 million for the nine months ended September 30, 2004, an increase of $9.5 million, or 40%, as compared to $23.9 million for the nine months ended September 30, 2003. The Chemical Pioneer which was purchased in May 2003, was in drydock and the Charleston, which we did not operate in the nine months ending September 30, 2003, accounted for $7.6 million, or 79%, of the increase in vessel operating expenses in the nine months ending September 30, 2004. In August 2004, we time chartered the parcel tanker Anasazi at a cost of $2.1 million to fulfill our obligations under contracts of affreightment. Vessel operating expenses as a percentage of net voyage revenue decreased from 40.3% of net voyage revenue in 2003 to 37.3% in 2004.

Voyage Expenses.  Voyage expenses were $14.6 million for the nine months ended September 30, 2004, an increase of $7.7 million, or 113%, as compared to voyage expenses of $6.9 million for the nine months ended September 30, 2003. Voyage expenses as a percentage of voyage revenue increased from 11.6% in the nine months ended September 30, 2003 to 16.3% in the nine months ended September 30, 2004.  The increase in voyage expenses, both in dollars and as a percentage of voyage revenue, was the result of one additional ITB being employed in the spot market during 2004, where we paid voyage expenses, and the impact of the Chemical Pioneer, Charleston and Anasazi, which were not operated by us in the 2003 period and therefore not included in our results of operations, operating under contracts of affreightment during 2004.

General and Administrative Expenses.  General and administrative expenses were $5.2 million for the nine months ended September 30, 2004, an increase of $1.0 million, or 23%, compared to $4.2 million for the nine months ended September 30, 2003. For the first 38 days of 2003, we utilized office space and other administrative services at Amerada Hess’ New Jersey headquarters at no charge. General and administrative expenses include management fees of $450,000 and $439,000 paid to an affiliate of Sterling Investment Partners, L.P. in the nine months ending September 30, 2004 and 2003, respectively. In April 2004 we paid a $400,000 bonus to management in connection with the purchase of the Charleston.

Depreciation and Amortization.  Depreciation and amortization was $17.7 million for the nine months ended September 30, 2004, an increase of $5.0 million, or 39%, as compared to $12.8 million for the nine months ended September 30, 2003. This increase is due to the amortization of the capitalized drydock expenditures for, and depreciation of, the Chemical Pioneer, which we acquired in May 2003 and drydocked in July 2003, and depreciation of the Charleston, which we acquired in April 2004.

Interest Expense.  Interest expense was $8.0 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 7%, as compared to $7.5 million for the nine months ended September 30, 2003. Although we increased our borrowings in July 2003 to finance the drydocking, pay a portion of the purchase price and provide working capital for the operation, of the Chemical Pioneer in 2003, we had lower outstanding loan balances during the first quarter of 2004 due to scheduled amortization of debt during 2003 and lower interest rates. In April 2004, we amended our then existing credit facility and increased our debt outstanding to purchase the Charleston but at lower interest rates.

Loss on Debt Extinguishment.  In April 2004, we amended and restated our then existing credit facility and used the proceeds to repay higher interest rate debt. The $3.2 million loss on debt extinguishment represents the expensing of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction.

Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for the one United States Shipping Master LLC subsidiary that is a C corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations. As a limited liability company, United States Shipping Master LLC is treated as a partnership for federal income tax purposes.

                Net Income.  Net income was $7.5 million for the nine months ended September 30, 2004, an increase of $3.4 million, or 85%, as compared to $4.0 million for the nine months ended September 30, 2003. This increase is the result of the inclusion of the Chemical Pioneer and Charleston in 2004 as well as higher charter rates under certain of our contracts in 2004, partially offset by the $3.2 million loss on debt extinguishment.

Liquidity and Capital Resources

Operating Cash Flows

                Net cash provided by operating activities was $26.7 million for the nine months ended September 30, 2004, an increase of $15.9 million, compared to $10.8 million for the nine months ended September 30, 2003. The increase is the result of a $3.4 million increase in net income, an $8.5 million decrease in drydock expenditures, a $5.3 million increase in depreciation and amortization of drydocking expenses, and a $3.2 million loss on the debt extinguishment, partially offset by a $4.4 million unfavorable working capital fluctuation, primarily fluctuations in accounts receivable.

Investing Cash Flows

                Net cash used in investing activities totaled $28.2 million for the nine months ended September 30, 2004 and $3.3 million for the nine months ended September 30, 2003. In May 2003, we purchased the Chemical Pioneer and Stolt Spirit for $5.5 million including transaction fees. In January 2004, we sold the Stolt Spirit, a damaged vessel we purchased in May 2003 for a possible reconstruction, as scrap for $2.0 million when we decided to purchase the Charleston for $33.0 million rather than reconstruct the Stolt Spirit.

                The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from Hess. Payments by Hess to us under the support agreement were $2.4 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, five and two ITBs, respectively, were covered. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess. Our obligation to reimburse Hess for these payments terminates upon termination of the support agreement in September 2007.

Financing Cash Flows

                Net cash provided by financing activities was $27.8 million for the nine months ending September 30, 2004 and net cash used in financing activities was $2.2 million for the nine months ended September 30, 2003. In 2003, we received additional member contributions of $5.8 million to purchase the Chemical Pioneer and Stolt Spirit, incurred additional debt of $10.1 to finance the drydocking of the Chemical Pioneer and repaid $18.0 million of debt.  In April 2004, we obtained $202.5 million of new financing from our amended and restated credit facility to finance the $33.0 million purchase of the Charleston, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of United States Shipping Master LLC, and pay $6.6 million of transaction costs. For the nine months ending September 30, 2004, we repaid $15.9 million of debt.

Oil Pollution Act of 1990

                Tank vessels are subject to the requirements of OPA 90, which mandates that all non-double-hulled tank vessels operating in U.S. waters be removed from petroleum and petroleum-based product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the non-double-hulled vessels based on their age and size. Under OPA 90, the phase-out dates for our vessels are as follows: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting crude oil and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90.

                In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double-sides. We estimate that the current cost to retrofit each ITB with double-sides will be approximately $25 million per vessel. We may elect to construct new forebodies on some or all of our ITBs instead of retrofitting them with double sides. We estimate that the cost of constructing new forebodies will be approximately $55 million per vessel. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement. Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our basic surplus and our cash available for distribution. In addition, if charter rates decline, it may not be economical for us to retrofit one or more ITBs, in which event we would have to take them out of service, which would also reduce cash available for distribution.

                We do not expect to incur significant capital expenditures in order to bring our parcel tankers into compliance with OPA 90. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, which must be made by 2013, will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income, which could reduce cash available for distribution.

Ongoing Capital Expenditures

                Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repairs and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

                Two of our six ITBs must be drydocked in 2005, an additional two in 2006 and the remaining two in 2007. We estimate that drydocking these vessels will cost approximately $4.0 million to $6.0 million per vessel. In addition, our parcel tankers are required to be drydocked in both 2006 and 2008. We estimate drydocking of the parcel tankers will cost approximately $3.0 million to $5.0 million per vessel. When drydocked, each of our ITBs will be out of service for approximately 45 to 55 days and each of our parcel tankers will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

                Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Because of the substantial capital expenditures we are required to make to maintain our fleet, our initial annual estimated maintenance capital expenditures for purposes of calculating basic surplus will be $17.2 million, including our current estimate of the capital required to bring our ITBs into compliance with OPA 90 by retrofitting our six ITBs with double-sides. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. We may elect to construct new double-hulled forebodies for some of our ITBs rather than retrofitting them with double-sides. We estimate that the cost of these new forebodies will be approximately $55 million per vessel. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in our determination whether to retrofit the ITBs or construct new forebodies. If and when we conclude that our plan should be to construct new forebodies, the board of directors of our general partner, with the approval of our conflicts committee, will determine what portion, if any, of the incremental cost of constructing new forebodies represents a maintenance capital expenditure. Depending on this determination, the board could elect to increase significantly the annual amount of our estimated capital expenditures. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from basic surplus.

                The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine Months Ended September 30,
	2004	2003
Maintenance capital expenditures	$—	$8,486
Expansion capital expenditures	33,126	5,496
Total capital expenditures (including vessel acquisitions)	$33,126	$13,982

Liquidity Needs

                Our primary short-term liquidity needs are to fund general working capital requirements and drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

                We believe that cash flows from operations and borrowings under our credit facility described below will be sufficient to meet our short-term liquidity needs for the at least the next twelve months. If our plans or assumptions change or are inaccurate, or we make any additional acquisitions, we may need to raise additional capital to finance our ongoing construction projects on a long-term basis. There can be no assurance that we will be able to raise additional funds on favorable terms.

Prior Credit Arrangements

                On September 13, 2002, we entered into a credit facility that provided for term loans of $130.0 million and a revolving credit facility of up to $10.0 million, with a $5.0 million letter of credit subfacility. The proceeds of the term loans were used to finance the acquisition of the six ITBs from Hess. The term loans were payable in quarterly installments through September 2008 and bore interest at LIBOR plus 3.25%. Borrowings under the facility were secured by substantially all of our assets, including the six ITBs. The agreement required us to pay a 0.75% annual commitment fee on the sum of the daily unused portion of the revolving credit facility and 3.5% on outstanding letters of credit. In April 2004, we amended and restated this credit facility as described below.

                In connection with our purchase of the six ITBs, we issued a $29.0 million subordinated promissory note to Hess. The note bore interest at 9.0% through September 2007 and 12.0% thereafter, and interest was payable semi-annually. The note was payable in six equal semi-annual installments commencing in June 2009. The note was secured by a second mortgage on the six ITBs and was subordinated to our senior bank debt. In April 2004, we used proceeds from term loan borrowings under our existing credit facility described below to repay this note in full.

                On July 16, 2003, we entered into a credit facility that provided for term loans of $15.0 million. We used $12.5 million of the proceeds of the term loan to pay drydocking costs for the Chemical Pioneer and the remainder of the term loan to pay the remainder of the purchase price for the vessel, to pay transaction costs and for working capital purposes. The term loans were payable in quarterly installments through December 2008, bore interest at LIBOR plus 5.0% and were secured by all of our non-ITB assets, including the Chemical Pioneer and the Stolt Spirit. In April 2004, we used proceeds from term loan borrowings under our existing credit facility described below to repay in full borrowings under the July 2003 facility.

Amended Credit Facility

                On April 13, 2004, we amended and restated our September 2002 credit facility described above to increase the amount of term loans outstanding under the facility to $202.5 million and to increase availability under the revolving credit facility to $25.0 million, with a letter of credit subfacility of $10.0 million. The revolving credit portion of the facility was scheduled to expire on April 13, 2009. Term loans were payable in quarterly installments through March 31, 2010. This credit facility permitted us to increase the amount of term loans or revolving credit availability thereunder by up to $90.0 million at any time prior to April 13, 2006, subject to our satisfying specified conditions.

                Outstanding loans bore interest at a rate equal to, at our option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us plus a margin of (a) 2.25% in the case of term loans and (b) between 1.75% and 2.25% in the case of revolving credit loans, depending on our total debt leverage ratio (as defined in the existing credit agreement) or (2) in the case of base rate loans, the higher of (a) the administrative agent’s prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus in each case a margin of between 0.75% and 1.25%, depending on our total debt leverage ratio. Interest was payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever was shorter, in the case of Eurodollar loans. We were required to pay a fee of 1.0% per year for the unused portion of the revolving credit facility and between 1.75% and 2.25%, depending on our total debt leverage ratio, on outstanding letters of credit. We were required to use 50% of our excess cash flow (as defined in the existing credit agreement) each year, as well as the proceeds of debt and equity financings, to prepay outstanding terms loans under this credit facility. The existing credit facility, which was guaranteed by all of our subsidiaries and collateralized by substantially all of our assets, required us to maintain certain financial ratio covenants. The existing credit facility limited our ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem our stock and to merge or consolidate with any other entity and provided the lender with the right to require the payment of all amounts outstanding under the existing credit facility if a change in control of us occurs. We used the proceeds of borrowings under our existing credit facility to repay in full amounts outstanding under the July 2003 credit facility and the $29.0 million subordinated note we issued to Hess in partial payment of the purchase price for the six ITBs.

Second Amended and Restated Credit Facility

                On November 3, 2004, in connection with the closing of our initial public offering, we amended and restated our April 2004 credit facility described above with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with:

•                  a $130 million senior secured term facility, of which $100 million was drawn at closing and $30 million may be drawn on or before November 2, 2005, that will be used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels.

•                  a $50 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions; and

                 In addition, for a period of two years after the closing, the Partnership will have the option to increase, up to an additional amount not to exceed $90 million in the aggregate, in the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both. Our exercise of this option is at the discretion of CIBC World Markets Corp., as the sole lead arranger, and is contingent upon, among other things:

•                  no event of default having occurred and continuing, and

•                  the proceeds being used to construct or acquire new vessels.

                The Partnership’s obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets. The Partnership and its subsidiaries are borrowers under the credit agreement.

                Borrowings under our revolving credit facility are due and payable on the earlier of November 2, 2009 or the date the term facility is repaid. The $130 million term facility matures April 30, 2010, and is required to be amortized quarterly beginning December 31, 2004 as follows: nine payments of $375,000; four payments of $1,250,000; seven payments of $2,500,000; and two payments of $52,062,500. The Partnership will incur commitment fees of

0.50% per year on unused portions of the revolving credit facility, 0.75% per year on the unused portion of the term facility, and 1.5% -2.0%, depending on certain debt leverage ratios, on any outstanding letters of credit.

                The Partnership can prepay all loans under our credit facility at any time without premium or penalty (other than customary LIBOR breakage costs). The Partnership is required to reduce all working capital borrowings under the credit agreement to zero for a period of at least 15 consecutive days once each twelve month period prior to the maturity date of the revolving credit facility.

                The outstanding loans bear interest at a rate equal to, at the Partnership’s option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us plus a margin of (a) 2.0%, in the case of term loans, and (b) between 1.5% and 2.0% in the case of revolving credit loans, depending on our total debt leverage ratio (as defined in the credit agreement) or (2) in the case of base rate loans, the higher of (a) the administrative agent’s prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus, in each case, a margin of (1) 1.0%. in the case of term loans and (2) between 0.5% and 1.0%, in the case of revolving credit loans, depending on our total debt leverage ratio.

                The Partnership’s credit agreement prevents the Partnership from declaring dividends or distributions if any event of default, as defined in the credit agreement, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring the Partnership to adhere to certain financial covenants and limiting the ability of the Partnership’s operating company and its subsidiaries to, among other things:

•                  incur or guarantee indebtedness;

•                  change ownership or structure, including consolidations, liquidations and dissolutions;

•                  make distributions or repurchase or redeem units;

•                  make capital expenditures in excess of specified levels;

•                  make certain negative pledges and grant certain liens;

•                  sell, transfer, assign or convey assets;

•                  make certain loans and investments;

•                  enter into a new line of business;

•                  transact business with affiliates;

•                  amend, modify or terminate specified contracts;

•                  enter into agreements restricting loans or distributions made by our operating company’s subsidiaries to us or our operating company; or

•                  participate in certain hedging and derivative activities.

                If an event of default exists under the credit agreement, the lenders will be able to terminate the revolving credit facility and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies. Each of the following is an event of default under our credit facility:

•                  failure to pay any principal, interest, fees, expenses or other amounts when due;

•                  any loan document or lien securing the credit facility ceases to be effective;

•                  the Hess support agreement terminates or ceases to be effective (other than in accordance with its terms);

•                  breach of certain financial covenants;

•                  failure to observe any other agreement, security instrument, obligation or covenant beyond specified cure periods in certain cases;

•                  default under other indebtedness of any of our subsidiaries in excess of $1.0 million;

•                  bankruptcy or insolvency events involving the Partnership, its general partner or any of its subsidiaries;

•                  failure of any representation or warranty to be materially correct;

•                  a change of control, which includes the following events:

•                  any transaction that results in Sterling Investment Partners L.P., management and their affiliates beneficially owning less than 51% of the total voting power entitled to vote for the election of directors of the Partnership’s general partner;

•                  US Shipping General Partner LLC ceases to be the Partnership’s sole general partner;

•                  the Partnership or its general partner liquidate or dissolve;

•                  the Partnership sell or otherwise dispose of all or substantially all its assets; and

•                  the Partnership cease to own 100% of its subsidiaries free of any liens;

•                  a material adverse effect occurs relating to the Partnership or its business;

•                  the Partnership’s general partner defaults under the partnership agreement and such default could reasonably be anticipated to have a material adverse effect on the Partnership or its business; and

•                  judgments against the Partnership or any of its subsidiaries in excess of certain allowances.

Commitment for ATB

                In August 2004, we entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in early 2006. The contract price for the ATB is $45.3 million, including $0.5 million of company supervision costs. We will pay $15.5 million in 2004, none of which has been paid as of September 30, 2004, $24.6 million in 2005 and $5.2 million in 2006. Our ATB construction contract provides us with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If we do not exercise any of the options, we must pay the shipyard an additional $500,000, and if we exercise the option only for one additional ATB, we must pay the shipyard $125,000.

Legal Proceedings

                We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $150,000 per claim. We provide on a current basis for amounts we expect to pay.

Inflation

                During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers.

Seasonality

                We operate our tank vessels in some markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of dirty oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. Only our vessels operating in the spot market are subject to the effect of seasonal variations in demand.

New Accounting Pronouncements

                SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently do not have financial instruments with characteristics of both liabilities and equity; therefore the adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

                Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. We adopted FIN 46 in 2004, which resulted in no impact on the consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

                Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during 2003, a 1% change in our variable interest rates would have increased our interest expense by $0.6 million, after taking into effect the interest rate swap agreement we had in effect during 2003 as described below.

                We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

                We had two open interest rate swap agreements as of September 30, 2004.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of this agreement at September 30, 2004:

Notional amount	$38,750,000
Fixed rate paid	3.15%
Variable rate received	1.58625%
Effective date	12/31/02
Expiration date	12/29/06

Notional amount	$58,125,000
Fixed rate paid	3.9075%
Variable rate received	1.58625%
Effective date	4/19/04
Expiration date	12/31/08

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

                Our market risk is affected primarily by changes in interest rates.  We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our indebtedness.  Based on our average variable interest rate debt outstanding during 2003, a 1% change in our variable interest rates would have increased our interest expense by $0.6 million, after taking into effect the interest rate swap agreement we had in effect during 2003 as described below.

                We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates.  The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt.  All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133.  Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate.  We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal.  We do not hold or issue interest rate swaps for trading purposes.

                We had one open interest rate swap agreement as of December 31, 2003.  The intent of this agreement is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate.  The following is a summary of the economic terms of this agreement at December 31, 2003:

Notional amount	$50,187,500
Fixed rate paid	3.15%
Variable rate received	1.16%
Effective date	12/31/02
Expiration date	12/29/06

                We entered into another interest rate swap agreement as of April 19, 2004 in connection with the amendment and restatement of our then existing credit facility.  The intent of this agreement is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate.  The following is a summary of the economic terms of this agreement at June 30, 2004:

Notional amount	$56,187,500
Fixed rate paid	3.9075%
Variable rate received	1.12964%
Effective date	4/19/04
Expiration date	12/31/08

ITEM 4.  Controls and Procedures.

As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2004, in connection with the formation of our partnership, U.S. Shipping Partners L.P. (the “Partnership”) issued a 2% general partner interest and 98% limited partner interest in the Partnership to United States Shipping Master LLC (“Shipping Master”) for $1,960 and a 2% general partner interest to US Shipping General Partner LLC (“Shipping GP”) for $40 in  offerings exempt from registration under Section 4(2) of the Securities Act.

On August 12, 2004, the Partnership filed a Registration Statement on Form S-1 (Registration No. 333-118141) (as amended, the “Registration Statement”) with the SEC in connection with the initial public offering (the “Offering”) by the Partnership of 6,000,000 common units representing limited partner interests in the Partnership.  The SEC declared the Registration Statement effective on October 28, 2004.

The closing of the Offering was on November 3, 2004.  At the closing, the Partnership issued an aggregate of 899,968 common units, 5,272,341 Class A subordinated units and 1,627,627 Class B subordinated units to Shipping Master in an offering exempt from registration under Section 4(2) of the Securities Act in exchange for Shipping Master’s agreement to convey certain assets and liabilities to the Partnership.  As more fully described in the Partnership’s amended and restated agreement of limited partnership, the subordinated units are convertible into common units on a one-for-one basis upon the satisfaction of certain financial conditions by the Partnership.  Additionally, at the closing Shipping GP conveyed certain assets and liabilities to the Partnership in exchange for (i) continuing its general partner interest and (ii) incentive distribution rights which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts.

There have been no other sales of unregistered equity securities by the Partnership within the past three years.

On November 3, 2004 the Partnership sold 6,899,968 common units (including 899,968 common units sold upon the exercise of the underwriter’s over-allotment option) to the public at a price of $22.25 per common unit.  Total gross proceeds from this sale were $153.5 million before underwriting and structuring fees of $10.9 million and offering costs of $4.4 million.  The net proceeds to the Partnership of the Offering were $138.2 million.

                The Partnership used the net proceeds of the Offering to repay $93.8 million in outstanding term debt, provide $24.6 million of working capital, and pay $1.3 million of costs associated with amending and restating our credit facility.  The Partnership used all of the $18.6 million of net proceeds from the sale of 899,968 common units to the underwriters upon exercise of their over-allotment option to redeem the 899,968 units owned by Shipping Master.

 The managing underwriters of our initial public offering were Citigroup Global Markets Inc. and Lehman Brothers Inc.

A summary of the $153,524 of proceeds received by the Partnership and use of such proceeds is as follows (in thousands):

Proceeds received:
Sale of 6,899,968 common units at $22.25 per unit	$153,524
Use of proceeds from sale of common units
Underwriting and structuring fees	$10,918
Professional fees and other offering costs	4,439
Repayment of term debt	93,750
Redemption of 899,968 units from Shipping Master	18,600
Costs of amending and restating credit facility	1,260
Provision for working capital	24,557
Total use of proceeds from the sale of common units	$153,524

The Partnership did not repurchase any of its securities during the three month period ended September 30, 2004.  However, in connection with the closing of the Offering, the Partnership repurchased the 98% limited partnership interest owned by Shipping Master for $1,960 and repurchased 899,968 common units owned by Shipping Master for $18.6

ITEM 6.    Exhibits.

Exhibit Number	Description
3.1

Certificate of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

3.2	Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P.

3.3

Certificate of Formation of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

3.4	Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC.

10.1

Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC , US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC.

10.2	U.S. Shipping Partners L.P. Long-Term Incentive Plan.

10.3	U.S. Shipping Partners L.P. Annual Incentive Plan.

10.4	Omnibus Agreement among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Operating LLC and U.S. Shipping Partners L.P.

10.5†

Support Agreement dated as of September 13, 2002 between Amerada Hess Corporation and USS Chartering LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

10.6	Employee Unit Purchase Plan.

10.7

Second Amended and Restated Credit Agreement, dated as of November 3, 2004, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto.

10.8	Amended and Restated Employment Agreement for Paul B. Gridley.

10.9	Amended and Restated Employment Agreement for Joseph P. Gehegan.

10.10	Amended and Restated Employment Agreement for Calvin G. Chew.

10.11	Amended and Restated Employment Agreement for Alan Colletti.

10.12	Amended and Restated Employment Agreement for Jeffrey M. Miller.

10.13	Amended and Restated Employment Agreement for Albert E. Bergeron.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†              Confidential treatment was granted for omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2004

U.S. SHIPPING PARTNERS L.P.
By:	US Shipping General Partner LLC,
its general partner

By:	/s/ Paul B. Gridley
Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

By:	/s/ Albert E. Bergeron
Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)