Form 10-K
period 2004-12-31
U.S. Shipping Partners L.P.
filed 2005-03-30
CIK 1299716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32326

U.S. SHIPPING PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1447743 (IRS Employer Identification No.)
399 Thornall., 8th Floor Edison, NJ 08837 (Address of principal executive offices) (Zip Code)
(732) 635-1500 (Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class Common units	Name of each exchange on which registered New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant's common units were not publicly traded as of the last business day of the registrant's most recently completed second quarter. The aggregate market value of the registrant's common units held by non-affiliates as of March 17, 2005, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $177,590,000. The number of common units outstanding of the registrant's common units as of March 17, 2005 was 6,899,968. At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Statements included in this report which are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements which are also forward-looking statements.

        Forward-looking statements appear in a number of places and include statements with respect to, among other things:

  •
  forecasts of our ability to make cash distributions on the units;

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  future supply of, and demand for, refined petroleum products;

  •
  potential reductions in the supply of tank vessels due to restrictions set forth by the Oil Pollution Act of 1990 ("OPA 90");

  •
  increases in domestic refined petroleum product consumption;

  •
  the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;

  •
  our ability to maintain long-term relationships with major oil and chemical companies;

  •
  the absence of disputes with our customers;

  •
  our ability to maximize the use of our vessels;

  •
  expected financial flexibility to pursue acquisitions and other expansion opportunities;

  •
  our expected cost of complying with OPA 90;

  •
  estimated future maintenance capital expenditures;

  •
  the absence of future labor disputes or other disturbances;

  •
  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

  •
  future consolidation in the domestic tank vessel industry;

  •
  customers' increasing emphasis on environmental and safety concerns;

  •
  continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;

  •
  our future financial condition or results of operations and our future revenues and expenses; and

  •
  our business strategy and other plans and objectives for future operations.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

  •
  insufficient cash from operations;

  •
  a decline in demand for refined petroleum, petrochemical and commodity chemical products;

  •
  a decline in demand for tank vessel capacity;

  •
  intense competition in the domestic tank vessel industry;

  •
  the occurrence of marine accidents or other hazards;

  •
  the loss of any of our largest customers;

  •
  fluctuations in voyage charter rates;

  •
  delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;

  •
  changes in international trade agreements;

  •
  failure to comply with the Jones Act;

  •
  modification or elimination of the Jones Act; and

  •
  adverse developments in our marine transportation business.

        Please read Risk Factors in Item 7 of this report for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations.

INDUSTRY DATA

        Market and industry data and other statistical information used throughout this filing are based on independent industry publications, government publications and other published independent sources, as well as on several studies conducted for us by Wilson Gillette & Co., Petroleum and Logistics Specialists, who we refer to in this filing as Wilson Gillette. The most recent government data available regarding the petroleum industry are for 2003. Some data are also based on our good faith estimates, which are derived from management's knowledge of the industry and independent sources. Although we believe that these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy or completeness. Similarly, we believe our internal research is reliable, but it has not been verified by any independent sources.

        Unless otherwise indicated, the market and industry statistical data that we use in the discussion of the tank vessel industry contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" have been provided to us by Wilson Gillette. We believe that the information and data supplied by Wilson Gillette is accurate in all material respects and we have relied upon them for purposes of this filing and have not independently verified Wilson Gillette's data from other third-party sources. Wilson Gillette has advised us that:

  •
  some information in Wilson Gillette's database is derived from estimates or subjective judgments; and

  •
  while Wilson Gillette has taken reasonable care in the compilation of the statistical information and believes it to be accurate and correct, data compilation is subject to limited audit and validation procedures and may accordingly contain errors.

PART I

ITEM 1.    BUSINESS

Our Partnership

        We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic "coastwise" trade. We are also involved, to a limited extent, in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States, with approximately 28% of domestic refined petroleum products being transported by water in 2002. Our fleet consists of eight tank vessels: six integrated tug barge units, or ITBs, and two specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

        We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Four of our ITBs are currently operating under contracts with Hess, BP and Shell, one of which expires in September 2005 and one of which expires in January 2006, with the remaining two expiring in late 2006. Our remaining two ITBs are currently operating in the spot market. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

        Our two parcel tankers, the Chemical Pioneer and the Charleston, which we acquired in May 2003 and April 2004, respectively, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum volumes that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these customers are required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. As a result, we expect these companies will utilize substantially all of the non-committed capacity of these vessels during those periods.

        In August 2004, we signed a fixed-price contract for construction of a 19,999 ton articulated tug barge unit, or ATB, which is scheduled to be delivered in early 2006. We have entered into contracts to carry commodity chemical products with specified minimum volumes that will utilize approximately 77% of the ATB's anticipated capacity through September 2007 and approximately 67% of the ATB's anticipated capacity thereafter through June 2010. If delivery of the ATB is delayed, we anticipate that we will either use available cargo capacity on one of our vessels or charter additional vessels to meet our contractual obligations pending delivery of the ATB. Our ATB construction contract also provides us with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions.

Business Strategies

        Our primary business objective is to increase our distributable cash flow per unit by executing the following strategies:

  •
  Operate our fleet safely and efficiently to meet the most stringent customer vetting and industry standards and remain a preferred supplier to major oil and chemical companies. Major oil and chemical companies place particular emphasis on strong environmental and safety records and efficient operations. We believe we are a high quality, cost-efficient and reliable tank vessel operator. We intend to continue improving our operational safety and efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize off-hire time and costs by emphasizing efficient scheduling and timely completion of planned and preventative maintenance both on-shore and at sea. This maintenance, combined with the twin redundant engine configuration on our ITBs, has allowed us to average less than one day of unscheduled off-hire per ITB per year over the past five years. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe has enabled us to attract highly-selective customers.

  •
  Contract a high proportion of our capacity with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles, while maintaining some flexibility to respond to changing market conditions. Vessels operating on time charters or contracts of affreightment generally provide more predictable cash flow, while vessels operating under spot charters may generate increased profit margins during periods of increasing charter rates. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions. Four of our six ITBs are operating under contracts that have been in effect for at least two years. Our remaining two ITBs are currently operating in the spot market. However, the Hess support agreement effectively provides us with minimum fixed rates for our six ITBs through September 13, 2007, subject to certain limited exceptions. With respect to our parcel tankers, we have contracts of affreightment that will, in aggregate, account for approximately 75% of the anticipated usable capacity of one vessel through February 2007 and 74% of the anticipated usable capacity of the other vessel through July 2007. In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our parcel tankers. As a result, we expect these customers will account for substantially all of the non-committed capacity of these vessels during those periods.

  •
  Expand our fleet through accretive strategic acquisitions and, to a lesser extent, construction of new vessels. We have grown successfully in the past through strategic acquisitions. In September 2002 we acquired our six ITBs from Hess, and acquired our Chemical Pioneer and Charleston parcel tankers in May 2003 and April 2004, respectively. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue acquisitions, as well as newbuilding opportunities, that expand the services and products we offer or that expand our geographic presence. While we will be required to make capital expenditures to bring our ITBs in compliance with OPA 90, we also plan to continue our strategy of vessel acquisitions. In August 2004, we contracted for the construction of an ATB, the delivery of which is scheduled for early 2006, and have options to build three additional ATBs under the same terms and conditions at fixed prices, subject to limited exceptions.

  •
  Capitalize on the strong industry reputation we believe we have with major oil and chemical companies seeking to outsource their marine transportation needs. We believe there will continue to be significant revenue growth opportunities as major oil and chemical companies increase their focus on their core competencies and consider outsourcing non-core operations, such as product transportation operations. Because the delivery and logistics infrastructure maintained by major oil and chemical companies is difficult to manage and requires substantial internal expertise and resources, including capital spending and management focus, we believe major oil and chemical companies will choose to divest logistics assets, such as tank vessels, and outsource product transportation operations, particularly in lieu of retrofitting, or constructing new vessels to replace, existing vessels that must be phased out under OPA 90. We believe we have a reputation for high standards of performance, reliability and safety, which we believe will make us the partner of choice for companies seeking to outsource their product transportation operations.

Principal Executive Offices

        Our principal executive offices are located at 399 Thornall Street, 8th Floor, Edison, New Jersey 08837, and our phone number is (732) 635-1500.

        We were formed to own and operate the long-haul coastwise marine transportation business conducted by United States Shipping Master LLC (along with its subsidiaries, "Shipping Master LLC"). On November 3, 2004 Shipping Master LLC contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units representing limited partnership interests. In exchange for these assets and liabilities, Shipping Master LLC received 899,968 common units and 6,899,968 subordinated units (of which 5,272,341 were classified as Class A subordinated units and 1,627,627 were classified as Class B subordinated units) representing limited partnership interests in us. Our general partner, which is wholly-owned by Shipping Master LLC, received a 2% general partner interest and certain incentive distribution rights. We redeemed the 899,968 common units owned by Shipping Master LLC upon exercise of the underwriters' over-allotment in connection with our initial public offering.

OVERVIEW OF OUR INDUSTRY

Introduction

        We participate in the U.S. flag coastwise long-haul marine transportation of refined petroleum, petrochemical and commodity chemical products. Coastwise marine transportation of bulk liquids is primarily performed by tank vessels, including deep-sea self propelled vessels, integrated tug barges, or ITBs, articulated tug barges, or ATBs, and unmanned tank barges. U.S. flag tank vessels generally transport products between ports in the continental United States (including through the Panama Canal) or between mainland ports and Puerto Rico, Alaska or Hawaii, although these vessels may at times transport products internationally. Tank vessels provide a vital link in the transportation of these products in the United States.

        Tank vessels transport refined petroleum products, such as gasoline, jet fuel, diesel fuel and feedstocks, from refineries to terminals and facilities engaged in further processing, often in full vessel loads. Tank vessels with a relatively high number of tank segregations, called parcel tankers, transport smaller cargoes of specialty refined petroleum, petrochemicals and commodity chemicals, such as lubricants, styrene, glycols, paraxylene, caustic soda and alcohols, in a variety of coastwise distributive and balancing movements.

        The U.S. flag coastwise marine transportation industry operates under the Jones Act (Merchant Marine Act of 1920), a set of Federal statutes that mandate that vessels engaged in trade between U.S. ports must:

  •
  operate under the U.S. flag;

  •
  be built in the United States;

  •
  be at least 75% owned and operated by U.S. citizens; and

  •
  manned by a U.S. crew.

        One of the primary purposes of the Jones Act is to maintain a fleet of vessels eligible for charter to the U.S. government for national defense requirements.

Methods of Transporting Refined Petroleum, Petrochemical and Commodity Chemical Products

        Refined petroleum products are transported by pipelines, marine transportation, truck and railroads. Pipelines are the most efficient mode of transportation for long-haul movement of refined petroleum products, followed by tank vessels. Rail and truck transportation of these products are more cost-effective only over short distances and, therefore, they account for only a small percentage of total ton miles transported. The carrying capacity of a 30,000 deadweight ton (dwt) tank vessel, which can transport approximately 225,000 barrels of refined petroleum products, is equivalent to approximately 378 average-size rail tank cars and approximately 945 average-size tractor trailer tank trucks. Marine transportation provides a vital link between a number of major refined petroleum product producing and consuming regions of the United States. There are no pipelines connecting the major refining areas in the Pacific Northwest and the Texas and Louisiana region with consumption markets in California, or connecting the major refining areas in the Texas and Louisiana region to the consuming areas in Florida. The Northeastern United States, a significant consuming region, is served by capacity-constrained pipelines connecting with the refining areas in Texas and Louisiana.

        Petrochemical and commodity chemical products are typically produced and moved in volumes considerably smaller than the capacity of an entire tank vessel. As pipelines cannot economically transport most petrochemical and commodity chemical products, most of these products are transported by rail, as the smaller unit sizes of railcars are conducive to typical shipment sizes. Parcel tankers, with multiple cargo compartments and cargo handling systems, can cost-effectively transport these products because they can accommodate the small shipment sizes without having a portion of the vessel capacity unfilled.

Industry Trends

        We believe the following industry trends, which are causing charter rates to rise and companies to seek longer term charters, create a positive outlook for our business:

  •
  Demand for tank vessels continues to be strong. This strong demand results principally from rising consumption of refined petroleum products and the importance of marine transportation in the distribution of refined petroleum, petrochemical and commodity chemical products. A major factor in determining tank vessel demand is domestic refined petroleum product consumption, which continues to rise. The Energy Information Administration of the Department of Energy projects that retail demand for refined petroleum products in the United States will increase between 2003 and 2025 at a compounded annual growth rate of 1.6%. Although pipelines are a key component in the distribution chain, they do not reach all markets, may lack specific capacity to meet increasing demand and are not capable of transporting all refined petroleum products or economically transporting most chemical products. According to the Association of Oil Pipe Lines, approximately 28% of all domestic refined petroleum product transportation was by water in 2002, making waterborne transportation the second-most used mode of transportation for refined petroleum products after pipelines. While a substantial majority of all long-haul shipments of chemicals in the United States are by rail, Wilson Gillette estimates that approximately 5% are transported in the coastwise trade by tank vessels, and we believe this percentage would be higher if more Jones Act qualified parcel tankers were available. Many areas along the U.S. coast have access to refined petroleum, petrochemical and commodity chemical products only by marine transportation.

  •
  The domestic supply of tank vessels competing with us is decreasing. This decrease is due to: OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. As a result of OPA 90, the total barrel-carrying capacity of existing domestic tank vessels transporting refined petroleum products is projected to decline significantly from its current levels in the absence of newbuildings or retrofittings of existing tank vessels. We believe that the intensive capital requirements to construct new Jones Act tank vessels in U.S. shipyards for use in the coastwise trade will continue to deter the construction of new tankers, providing significant advantages to existing owners of high quality vessels. Due to the expected reduction in the availability of domestic tank vessels due to OPA 90, the major oil and chemical companies are increasingly interested in entering into long-term charter agreements in order to ensure shipping capacity for their products. According to Wilson Gillette, approximately 89% of the capacity of domestic tank vessels in excess of 30,000 dwt transporting refined petroleum products is trading under contractual arrangements having a term longer than one year, with only approximately 11% of such capacity available in the spot market.

  •
  Major oil and chemical companies are increasingly selective in their choice of tank vessel operators. These companies place particular emphasis on strong environmental and safety records, as well as operating performance. We believe that the increasingly stringent U.S. regulatory environment, the emphasis on quality and environmental protection and increasingly demanding customer vetting standards and procedures governing eligibility of vessels to engage in the coastwise trade for, and enter terminal facilities of, these customers, will accelerate the obsolescence of older, lower quality tank vessels and provide a competitive advantage to companies like us that operate high-quality tank vessels.

  •
  The domestic tank vessel industry is consolidating. Major oil and chemical companies, which comprise the majority of our customer base, continue to increase their focus on their core competencies by divesting logistics assets, such as tank vessels, and outsourcing product transportation operations through long-term charters. Partly as a result of OPA 90 and the corresponding capital requirements to replace or retrofit existing tank vessel fleets, we believe many smaller, independent tank barge companies may find it increasingly difficult to compete profitably. In addition, major oil and chemical companies, which comprise the majority of our customer base, continue to increase their focus on their core competencies, divesting logistics assets, such as tank vessels, and outsourcing product transportation operations through long-term charters. The continuation of these trends would provide us with opportunities both to acquire additional assets and add customers.

Our Vessels

Integrated Tug Barge Unit Fleet

        In September 2002, we acquired a fleet of six refined petroleum product ITBs built in the United States in the mid-1980s and qualified for the coastwise trade. ITBs integrate a dedicated tugboat (which provides propulsion) into a cargo carrying barge using a coupling system that connects the two vessels.

The rigid connection between the vessels enables the tug barge combination to be handled as though it were a single vessel, with better handling and maneuverability than a conventional tug and barge combination. Unlike self-propelled tankers, ITBs are designed to allow the aft section, containing the more complex controls and machinery, to be separated from the forebody cargo area. The tug and barge sections are locked together and are only separated during scheduled drydockings every five years. ITBs provide a major cost advantage compared to a tanker because ITBs require fewer crew members than tankers. Additionally, ITBs can operate in sea and weather conditions that conventional tug-barge combinations cannot.

        All six ITBs are "sister vessels" of the same design and built to the same specifications. As sister vessels, we can operate them more efficiently because we can use common procedures with all the ITBs, while inventory management can be centralized and crews and officers can be interchanged among vessels. In addition, sister vessels allow us to substitute vessels in service and service the same contract with different vessels.

        The following table sets forth the specifications and highlights for our six ITBs:

Deadweight capacity(1)	48,000 dwt/360,000 bbls
Service speed	14.0 knots
Full load draft (summer)	40.563 feet
Hull structure	Double-bottom
Propulsion type	2x DeLaval Medium Speed Diesel
Fuel consumption (at sea)	42 long tons of marine diesel oil/day
Number of cargo segregations	7 different types of refined products(2)
Classification	American Bureau of Shipping A1 (all six vessels)(3)

(1)
A vessel's cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel's cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2)
One ITB has 10 cargo segregations.

(3)
The American Bureau of Shipping, or ABS, is an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S. and international regulations. The classification of "A1" is ABS' highest hull structure classification.

        Double-bottom ship configurations are superior to single-hull configuration for the prevention of oil spills in the event of a grounding. As a result, charterers prefer double-bottom ships to conventional single-hull ships. Because the ITBs have two independent propulsion plants and are equipped with dual propellers and rudders, the risk of mechanical failure and unscheduled downtime for this fleet is lessened. We can perform engine maintenance at sea while the vessel is operating on the other engine.

        The following table summarizes information about our ITBs:

Vessel	Current Trade Route	Month/Year Built	OPA 90 Retrofit/ Phase-out Date
JACKSONVILLE	Spot (generally U.S. coastwise trade)	May 1982	May 2012
GROTON	West Coast: Washington to California	June 1982	June 2012
NEW YORK	East Coast: Texas to Florida	February 1983	February 2013
BALTIMORE	West Coast: Washington to California	May 1983	May 2013
PHILADELPHIA	East Coast: Louisiana to Florida	June 1984	June 2014
MOBILE	Spot (generally U.S. coastwise trade)	August 1984	August 2014

        Four of our ITBs are currently operating under charters with BP (2 vessels), Hess and Shell. Each of these charters had an initial term of two to three years. One charter expires in September 2005, one expires in January 2006 and the remaining two expire in November and December 2006. The remaining two ITBs are currently operating in the spot market under voyage charters; however, regardless of rates in the spot market, we are assured specified minimum rates for these vessels through September 13, 2007 under the Hess support agreement, subject to certain limited exceptions. Although our ITBs principally transport refined petroleum products, we will on occasion transport crude oil if requested by a customer.

        The ITBs are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be overhauled for major repair and maintenance every five years. During a drydocking an ITB is removed from service (typically for 45-55 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs for our ITBs will be approximately $4.0 million to $6.0 million per vessel for work occurring in U.S. shipyards. We can also drydock the ITBs in foreign shipyards, where the drydocking costs are lower. However, if we choose to drydock an ITB in a foreign shipyard, the ITB may be off-hire, and therefore not earning any revenue, for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. Drydocking costs are considered maintenance capital expenditures but are expensed immediately for tax purposes. In addition to drydocking each ITB every five years, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires an ITB to be removed from service for three to five days.

        The following table sets forth information regarding the drydocking of our ITBs:

Vessel	Last Drydock	Costs (in thousands)	Days Off-Hire	Next Scheduled Drydock	Estimated Days Off-Hire (2)
JACKSONVILLE	2000	$3,023	45	4Q 2005	50
GROTON(1)	2001	2,449	90	2006	N/S
NEW YORK	2000	3,054	46	3Q 2005	50
BALTIMORE	2002	5,888	51	2007	N/S
PHILADELPHIA	2002	4,705	64	2007	N/S
MOBILE	2001	3,743	49	2006	N/S

(1)
Drydocked in China; includes transit time to and from a shipyard in China.

(2)
N/S—Not scheduled

        Prior to their respective stipulated OPA 90 phase-out dates, we plan to extend the life of each of our ITBs by retrofitting them with an internal double-hull or by building new forebodies similar to the existing forebodies that have a fully compliant double-hull. A retrofit would involve installing double-sides internally in the existing forebody, rearranging ballast tanks and installing coating systems to protect all newly installed steel surfaces. This retrofit will result in a fully conforming double-hull vessel since the existing double-bottom of the ITB is fully conforming; however, the capacity of the vessel will decrease by approximately 5%. We estimate the current cost of this retrofit to be approximately $25 million per vessel, and will require an off-hire period of approximately 120 days if performed in a U.S. shipyard.

        In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double-sides. We may elect to construct new double-hulled forebodies for some or all of our vessels instead of retrofitting them with double-sides. This forebody will be built substantially in accordance with the design of the existing forebody, with selected upgrades of cargo systems and other modifications to equip these units with state-of-the-art technology. This new forebody can be constructed while the existing ITB continues to operate, requiring an off-hire period of approximately 60 days to join the new forebody to the existing tug and to conduct sea trials. We estimate the current cost of constructing a new forebody to be $55 million per vessel. We will base our final decision on whether to retrofit or to construct forebodies on the cost of shipyard work for each alternative at the time it is undertaken, market conditions, charter rates, the availability and cost of financing and other customary factors governing investment decisions. We believe that either option will be fully acceptable to our customers given the precedent of retrofitted double-hulls that have already occurred and are trading in the Jones Act.

        Hess Support Agreement.    In connection with our purchase of the six ITBs from Hess, we entered into a support agreement with Hess that provides, among other things:

  •
  We will use our commercially reasonable efforts to charter out the ITBs and maximize the amount of time that the ITBs are employed, either on a time charter or spot charter basis;

  •
  If we propose to enter into a time charter or spot charter for an ITB, we must notify Hess in advance, and Hess has a right to charter such ITB on the terms proposed with such third party;

  •
  If we expect that an ITB will not be chartered for a period in excess of five consecutive days (other than for downtime, as described below), Hess has the right to propose, and we are required to accept, a spot charter for itself or a third party on commercially reasonable terms;

  •
  If the contracted rate (the "Negotiated Rate") for a spot charter or time charter of an ITB is less than the then effective charter rate for such ITB specified in the support agreement (the "Support Rate"), Hess is obligated to pay us the difference between the Support Rate and the Negotiated Rate. However, Hess is not obligated to compensate us for any downtime, which is defined as:

  •
  the ITB not being in service due to drydock or casualty;

  •
  the charterer not being required to pay under the charter due to the ITB being off-hire; or

  •
  the ITB not being in service because it has been finally determined in arbitration that we did not use commercially reasonable efforts to charter out such ITB;

  •
  If the Negotiated Rate for an ITB exceeds the Support Rate, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess. Our obligation to reimburse Hess for these payments terminates upon termination of the support agreement;

  •
  If we enter into a time charter for an ITB with a charterer having a senior unsecured long-term debt credit rating by Moody's Investor Services of Baa2 or better and a senior unsecured debt credit rating by Standard & Poor's of BBB or better, and (1) the Negotiated Rate for such charter equals or exceeds the then applicable Support Rate for the ITB and (2) the charterer consents to the assignment of such charter to our lenders as security for our debt, then Hess' payment obligation with respect to that ITB is suspended for the contracted term of the charter, whether or not the charterer is making payments to us or the charter is still in effect;

  •
  Neither we nor Hess can withhold or defer any payment due under the support agreement, although we each have limited set-off rights in respect of indemnification payments due from the other under the agreement pursuant to which we purchased the six ITBs and we can defer (with interest at the prime rate) any payment due to Hess under the support agreement if such payments would cause us to be in default under our senior credit facility;

  •
  Neither we nor Hess can terminate the support agreement unilaterally;

  •
  The support agreement will terminate on September 13, 2007, or earlier if:

  •
  With respect to any individual ITB, the date on which

  •
  we sell such ITB,

  •
  such ITB ceases to be certified for use in United States coastwise trade, or

  •
  there is an actual, constructive, compromised or agreed total loss of such ITB; and

  •
  With respect to all ITBs, upon the occurrence of any one of the following events (each such event a "Sale of the Business") that results in equity holders of United States Shipping Master LLC ceasing to own, directly or indirectly, at least 50% of the surviving entity (or entities) that hold(s) title to the ITBs:

  •
  the sale of all or substantially all of our ITBs and related assets;

  •
  the sale of all the issued and outstanding securities of our subsidiary that owns the ITBs and related assets; and

  •
  the merger or consolidation of our subsidiary that owns the ITBs and related assets;

  •
  If during the term of the support agreement we sell one or more ITBs, other than in a Sale of the Business, or there is an actual, constructive, compromised or agreed total loss of one or more ITBs, we must use all proceeds (including insurance proceeds) in excess of required debt payments, taxes and out-of-pocket expenses incurred in connection with such sale or insurance recovery to reimburse Hess for all payments made by it under the support agreement and not previously reimbursed in the case of a sale and one-sixth of such payments in the case of an actual, constructive, compromised or total loss of the ITB.

        For the period from September 13, 2002 to December 31, 2002, the operation of two ITBs was covered by the support agreement. For the years ended December 31, 2004 and 2003, five and four ITBs, respectively, were covered. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract.

Parcel Tanker Fleet

        Our parcel tankers carry specialty refined petroleum, petrochemical and commodity chemical products primarily from refineries and chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around East Coast ports. The specialty refined petroleum products transported on our parcel tankers are generally not the types of refined petroleum products transported by our ITBs but are products shipped in smaller volumes and used primarily in the manufacture of other products. Petrochemical and commodity chemical products transported by our parcel tankers consist primarily of paraxylene, caustic soda, alcohol, chlorinated solvents, alkylates, toluene and ethylene glycol.

        Because of the smaller cargo lot size requirements, parcel tankers are designed with many small cargo tanks. Unlike conventional tankers, parcel tankers are typically designed with one dedicated cargo pump, and associated piping system, for each tank, in order to eliminate cargo contamination. Some of the specialty refined petroleum, petrochemical and commodity chemical products transported must be carried in vessels with specially coated or stainless steel cargos tanks, as many of these cargos are very sensitive to contamination and require special cargo handling equipment.

        We currently operate two parcel tankers: the Chemical Pioneer, which we acquired from Dow Chemical in May 2003, and the Charleston, which we acquired from ExxonMobil in April 2004. The following table sets forth the specifications and highlights of our parcel tankers:

	CHARLESTON	CHEMICAL PIONEER
Deadweight capacity(1)	48,000 dwt	35,000 dwt
Service speed	16.0 knots	16.0 knots
Full load draft (summer)	42.000 feet	35.656 feet
Hull structure	Double-bottom	Double-hull (non-OPA 90 compliant)
Propulsion type	Low-speed diesel	Steam turbine
Fuel consumption (at sea)	52 MT/Day (IFO 180)	75 MT/Day (IFO 380)
Number of cargo segregations	43 different types of products	48 different types of products
Classification(2)	American Bureau of Shipping A1	American Bureau of Shipping A1
Condition Assessment(3)	CAP I	CAP II

(1)
A vessel's cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel's cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2)
The classification of "A1" is ABS' highest hull structure classification.

(3)
ABS also provides a condition assessment rating system; a CAP I rating is equivalent to a new build steel structure and a CAP II rating is equivalent to a five year old ship.

        The Chemical Pioneer and the Charleston are among the last independently owned carriers scheduled to be retired under OPA 90, with phase-out dates in 2013. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification will bring the Chemical Pioneer into compliance with OPA 90. The Charleston is not OPA 90 compliant; however, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks. Alternatively, since tankers carrying products or chemicals not regulated by OPA 90 (i.e., non-petroleum-based) are not subject to the mandated OPA 90 phase-out dates and, therefore, have extended trading lives, we may elect to change the operation of the parcel tankers to avoid having to retrofit them or phase them out. However, this change could materially adversely affect their value to us.

        Both the Chemical Pioneer and the Charleston have over 40 cargo segregations, which are configured, strengthened and coated to handle various sized parcels of a wide variety of petroleum products and industrial chemicals, giving them the ability to handle a broader range of specialty refined petroleum, petrochemical and commodity chemical products than other chemical-capable product carriers. These vessels also have specialized tank cleaning machines. Many of the petroleum and chemical products we transport in our parcel tankers are hazardous substances and therefore require highly qualified management and crew to operate the vessel safely.

        Current voyages for our parcel tankers are generally conducted from the Houston and Corpus Christi, Texas and Lake Charles, Louisiana areas to such ports as New York, New York, Philadelphia, Pennsylvania, Baltimore, Maryland, Wilmington, North Carolina and Charleston, South Carolina.

        We currently have contracts of affreightment with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum cargo requirements that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our parcel tankers. As a result, we expect these companies will account for substantially all of the non-committed capacity of these vessels during those periods. When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while such vessel was in drydock. We operated under this arrangement from June 2004 through November 2004 and chartered in another vessel on a short-term basis to fulfill our obligations under our charter agreements covering the Charleston. We are obligated to use our best efforts to cover all of ExxonMobil's cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel.

        The Charleston is currently and is expected to continue to transport specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. We are operating the Chemical Pioneer in a corporate subsidiary because it primarily will conduct operations that do not generate qualifying income. Dividends received from our corporate subsidiary will generate qualifying income. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of "qualifying income." Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. We estimate that less than 3% of our current income is not qualifying income; however, this estimate could change from time to time. We estimate at least 90% of our current gross income constitutes qualifying income.

        Our parcel tankers are required by both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies to be drydocked twice in a five year period. During a drydocking the vessel is removed from service (typically for 35 to 50 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs to be $3.0 million to $5.0 million per vessel for work occurring in U.S. shipyards. Drydocking costs are considered maintenance capital expenditures but are expensed immediately for tax purposes.

Vessel	Last Drydock	Costs	Days Off-Hire	Next Drydock
		(dollars in thousands)
Charleston(1)	2003	$1,500	65	2006
Chemical Pioneer(2)	2003	$12,448	122	2006

(1)
Drydocked in Singapore; includes estimated transit time to and from shipyard in Singapore.

(2)
Extensive drydock to bring the ship to our operational standards following acquisition. This drydocking substantially improved the operating quality of the ship by, among other things, coating all ballast and void tanks, completely overhauling and upgrading the main propulsion plant, and recoating all deck structures. Also during this drydocking, we conducted extensive work to successfully bring the vessel to CAP II quality.

Articulated Tug Barge Unit

        ATB's, similar to ITBs, consist of a tugboat (which provides propulsion) and a cargo carrying barge using a coupling system that connects the two vessels. Unlike the rigid connection found on ITBs, an ATB uses a hinged connection. The ATB's configuration offers crewing cost advantages similar to those of an ITB. In addition, ATBs offer the additional advantage of substitutability, because the barge and tug may be decoupled. This offers operational and commercial flexibility, allowing the barge unit to be towed by a third party tug in certain situations. ATBs are substantially cheaper to construct than a new tanker.

        In August 2004, we signed a contract with Southeastern New England Marine Corporation, or Senesco, for construction of a 19,999 ton ATB to be delivered in early 2006. This design will enable us to offer our customers a high degree of flexibility in carrying cargos of different grades simultaneously.

        The contract price for the ATB is $45.4 million, including $0.5 million of Partnership supervision costs, to be paid in installments over the construction period of approximately 18 months. The barge will be constructed at Senesco's shipyard at Quonset Point, Rhode Island. Pursuant to the terms of the contract, we have options, exercisable for a period of two years, to build three additional ATBs under the same terms and conditions at fixed prices, subject to specified price increases and increases resulting from changes in specifications and component prices. If we do not exercise any of the options, we must pay the shipyard an additional $375,000, and if we exercise the option only for one additional ATB, we must pay the shipyard $125,000.

        The following table sets forth the specifications and highlights for our ATB currently under construction:

Deadweight capacity(1)	19,999 dwt / 140,000 bbl
Service speed	13.5 knots
Full load draft (summer)	29"0"
Hull structure	Double-hull
Propulsion type	Twin medium speed diesel burning heavy fuel oil (IFO 180)
Fuel consumption (at sea)	38 tons/day
Number of cargo segregations	10
Classification	Tug: ABS A1 Barge: ABS A1

(1)
A vessel's cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

        We have entered into contracts of affreightment to transport commodity chemical products whose specified minimum volumes will utilize 77% of our ATB's anticipated capacity through September 2007 and approximately 67% of the ATB's anticipated capacity thereafter through June 2010. In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our ATB. As a result, we expect these companies will account for substantially all of the non-committed capacity of this vessel during the term of the contract. We currently intend to secure long-term contracts of affreightment for any additional ATBs constructed pursuant to exercise of the options contained in the contract with Senesco.

        The contracts of affreightment we have for our ATB under construction cover products that generally do not generate qualifying income for federal income tax purposes. As a result, we anticipate this ATB will be owned by our corporate subsidiary because it primarily will conduct operations that do not generate qualifying income.

Our Customers

        Our three largest customers in 2004 and 2003 based on gross revenue were BP, Hess and Shell, each of which accounted for more than 12% of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See note 3 to the consolidated financial statements in Item 8 of this report.

Preventative Maintenance

        We have a computerized preventative maintenance program that tracks U.S. Coast Guard and American Bureau of Shipping inspection schedules and establishes a system for the reporting and handling of routine maintenance and repair.

        Vessel captains submit monthly inspection reports, which are used to note conditions that may require maintenance or repair. Vessel superintendents are responsible for reviewing these reports, inspecting identified discrepancies, assigning a priority classification and generating work orders. Work orders establish job type, assign personnel responsible for the task and record target start and completion dates. Vessel superintendents inspect repairs completed by the crew, supervise outside contractors as needed and conduct quarterly inspections following the same criteria as the captains. Drills and training exercises are conducted in conjunction with these inspections, which are typically more comprehensive in scope. In addition, an operations duty officer is available on a 24-hour basis to handle any operational issues. The operations duty officer is prepared to respond on scene whenever required and is trained in technical repair issues, spill control and emergency response.

        The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required maintenance is completed. Repair facilities bid on these work lists, and jobs are awarded based on price and time to complete. Vessels then report to a cleaning facility to prepare for the shipyard. Once the vessel is gas-free, a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crew members assist in performing the maintenance and repair work. The planned maintenance period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both.

Safety

General

        We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety- and health-related accidents on our vessels and our property. We are focused on avoiding personal injuries and reducing occupational health hazards. We seek to prevent accidents that may cause damage to our personnel, equipment or the environment such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reduce overall emissions and waste generation from our operations and to the safe management of associated cargo residues and cleaning wastes.

        Our policy is to follow all laws and regulations as required, and we are actively participating with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Our operations department is responsible for coordinating all facets of our health, safety and training programs. The operations department identifies areas that may require special emphasis, including new initiatives that evolve within the industry. Supervisors are responsible for carrying out and monitoring compliance for all of the safety and health policies on their vessels.

Tank Barge Characteristics

        To protect the environment, today's tank barge hulls are required not only to be leakproof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tank barges that carry clean products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tank barge also has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

Safety Management Systems

        We are currently certified under the standards of the International Safety Management, or ISM, system. The ISM standards were promulgated by the International Maritime Organization, or IMO, several years ago and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for coastal tug and barge operations, we have determined that an integrated safety management system, including the ISM standards, will promote safer operations and will provide us with necessary operational flexibility as we continue to grow. We have been awarded ISO 9001 Quality Management System certification as well as ISO 14001 Environmental Management System certification. These standards are part of a series of standards established by the International Organization for Standardization. ISO 9001 is one of a series of quality management system standards, while ISO 14001 is one of a series of standards relating to the environment and its protection.

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of March 1, 2005, we employed approximately 330 persons, comprised of approximately 30 shore staff and approximately 300 fleet personnel. We have a collective bargaining agreement in place with two maritime unions, the American Maritime Officers union, which covers the 134 officers of our vessels, and the Seafarers' International Union, which covers all our other seagoing personnel, that expire in 2007. Under the terms of the collective bargaining agreements, we are required to make contributions to pension and other welfare programs managed by the unions. Management believes there are no unfunded pension liabilities under any of these agreements. Our vessel employees are paid on a daily or hourly basis and typically work 60 days on and 60 days off, in the case of officers, and 120 days on and 60 days off, in the case of all other seagoing personnel. Our shore-based personnel are generally salaried and are primarily located at our headquarters in Edison, New Jersey.

        Our shore staff provides support for all aspects of our fleet and business operations, including sales and scheduling, crewing and human resources functions, engineering, compliance and technical management, financial and insurance services.

        Our crews regularly inspect each vessel, both at sea and in port, and perform most of the ordinary course maintenance. Our procedures call for a member of our shore-based staff to inspect each vessel at least once each fiscal quarter, making specific notations and recommendations regarding the overall condition of the vessel, maintenance, safety and crew welfare. In addition, our fleet is inspected annually by independent safety consultants and regularly vetted by our customers.

Classification, Inspection and Certification

        In accordance with standard industry practice, all of our coastwise vessels have been certified as being "in class" by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require an "in class" certification by a classification society before they will extend coverage to any vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the country of registry of such vessel and the international conventions of which that country is a member. Inspections of our ITBs are conducted by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years, which is generally conducted through an underwater survey, and a special survey every five years. As part of an intermediate survey, our vessels may be required to be drydocked every 24 to 30 months for inspection of the underwater parts of such vessel and for any necessary repair work related to such inspection. Inspections of our parcel tankers are conducted by a surveyor of the classification society annually as well as when the vessel is drydocked, which must occur twice every five years.

        Our vessels are inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with applicable safety regulations issued by the U.S. Coast Guard. All of our tank vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

        Our vessels are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shoreside staff are advantages when competing against other vessel operators for long-term business.

Insurance Program

        We believe that we have arranged for adequate insurance coverage to protect against the accident-related risks involved in the conduct of our business and risks of liability for environmental damage and pollution, consistent with industry practice. We cannot assure you, however, that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

        Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding, engine breakdown and other casualties up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. While some tank vessel owners and operators obtain loss-of-hire insurance covering the loss of revenue during extended tank vessel off-hire periods, we, along with several other tank vessel operators, do not have this type of coverage. We believe that, given our diversified marine transportation operations and high utilization rate, this type of coverage is not economical and is of limited value to us. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by United Kingdom P&I Club, which is a member of the International Group of protection and indemnity mutual assurance associations. The 17 protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of UK P&I Club, we are subject to calls payable to the associations based on our claims records, as well as the claim records of all other members of the individual associations and members of UK P&I Club.

        We are not currently the subject of any claims alleging exposure to contaminants, although such claims may be brought in the future. In connection with our purchase of the six ITBs from Hess, we and Hess agreed that we would share liability for any claims by employees for exposure to contaminants including, without limitation, polychlorinated biphenyls, asbestos and radioactive substances, or working conditions on the vessels, based on the number of days such employee worked for Hess compared to the number of days such employee worked for us. If, notwithstanding the foregoing, we had to pay claims solely out of our own funds, it could have a material adverse effect on our financial condition. Furthermore, any claims covered by insurance would be subject to deductibles, and since it is possible that a large number of claims could be brought, the aggregate amount of these deductibles could be material.

        We may not be able to obtain insurance coverage in the future to cover all risks inherent in our business, and insurance, if available, may be at rates that we do not consider commercially reasonable. In addition, as more single-hull vessels are retired from active service, insurers may be less willing to insure and customers less willing to hire single-hull vessels.

Competition

        The Jones Act restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. In our market areas, our primary direct competitors are the operators of U.S. flag ocean-going tank vessels and U.S. flag parcel tankers, including the captive fleets of major oil and chemical companies. The domestic tank vessel industry is highly competitive.

        In the spot charter markets, our vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the longer-term charter market, competition is based primarily on price and availability, although we believe charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on factors such as age, double-hulls or double-bottoms and the reliability and quality of operations. We believe major oil and chemical companies are increasingly demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels. Consequently, we believe that owners of large relatively modern fleets such as ours have been able to gain a competitive advantage over owners of older fleets.

        U.S. flag tank vessels also compete with petroleum product pipelines and are affected by the level of imports on foreign flag products carriers. Because the existing U.S. pipeline network offers a low cost method of transporting oil and refined petroleum products, it is capacity constrained in many markets. We believe that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in our market areas in the near future. It is possible, however, that new pipeline segments, including pipeline segments that connect with existing pipeline systems, could be built or that existing pipelines could be expanded or converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on our ability to compete in particular locations.

        While a substantial majority of all long-haul shipments of chemicals in the United States are by rail, Wilson Gillette estimates approximately 5% are transported in the coastwise trade by tank vessels, and we believe this percentage would be higher if more Jones Act qualified parcel tankers were available. We believe that the cost to ship by rail is significantly higher than shipping by tanker, even when inventory and logistics costs are factored in. Wilson Gillette believes that this lower cost and the availability of vessels with many tank segregations that allow smaller quantities of product to be carried will increase the demand for tanker transportation of chemicals.

Regulation

        Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

Environmental

        General.    Government regulation significantly affects the ownership and operation of our tank vessels. Our tank vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. Although we believe that we are in substantial compliance with applicable environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tank vessels. The recent trend in environmental legislation is toward more stringent requirements, and this trend will likely continue. In addition, a future serious marine incident occurring in U.S. waters or internationally that results in significant oil pollution or causes significant environmental impact could result in additional legislation or regulation that could adversely affect our ability to pay cash distributions.

        Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our tank vessels. While we believe that we are in substantial compliance with applicable environmental laws and regulations and have all permits, licenses and certificates necessary for the conduct of our operations, frequently changing and increasingly stricter requirements, future non-compliance or failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our tank vessels.

        We maintain operating standards for all our tank vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers, care for the environment and compliance with U.S. regulations. Our tank vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard or other port state control authorities), classification societies, flag state administration and charterers, particularly terminal operators and oil companies.

        We manage our exposure to losses from potential discharges of pollutants through the use of well maintained, well managed and well equipped vessels and safety and environmental programs, including a maritime compliance program and our insurance program. Moreover, we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, the risks of substantial costs, liabilities and penalties are inherent in marine operations, including potential criminal prosecution and civil penalties for negligent or intentional discharge of pollutants. As a result, there can be no assurance that any new regulations or requirements or any discharge of pollutants by us will not have a material adverse effect on us.

        The Oil Pollution Act of 1990.    The Oil Pollution Act of 1990, or OPA 90, established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. In general, all newly-built or converted tankers carrying crude oil and petroleum-based products in U.S. waters must be built with double-hulls. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service between 1995 and 2015 based on their tonnage and age. Under the phase-out schedule, two of our six ITBs will be precluded from transporting petroleum and petroleum-based products in the United States by May and June, 2012, an additional two ITBs and the Chemical Pioneer and the Charleston must be phased out of transporting petroleum and petroleum-based products by each of February, March, September and October 2013 and the remaining two ITBs must be phased out of service by June and August, 2014. In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double sides. Although the Charleston is not OPA 90 compliant, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, that must be made by its mandatory phase-out date in 2013, will bring the Chemical Pioneer into compliance with OPA 90.

        Under OPA 90, owners or operators of tank vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:

  •
  address a "worst case" scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

  •
  describe crew training and drills; and

  •
  identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.

        Our vessel response plans have been accepted by the U.S. Coast Guard, and all of our vessel crew members and spill management team personnel have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our tank vessels are in substantial compliance with OPA 90.

        Environmental Spill and Release Liability.    OPA 90 and various state laws substantially increased over historic levels the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of oil and the resulting damages, both regarding the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all oil spill and containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills from tank vessels, OPA 90 and other environmental laws may impose criminal liability on personnel and/or the corporate entity.

        OPA 90 limits the liability of each responsible party for a tank vessel to the greater of $1,200 per gross registered ton or $10 million per discharge. This limit does not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party.

        In addition to removal costs, OPA 90 provides for recovery of damages, including:

  •
  natural resource damages and related assessment costs;

  •
  real and personal property damages;

  •
  net loss of taxes, royalties, rents, fees and other lost revenues;

  •
  net costs of public services necessitated by a spill response, such as protection from fire, safety or health hazards;

  •
  loss of profits or impairment of earning capacity due to the injury, destruction or loss of real property, personal property and natural resources; and

  •
  loss of subsistence use of natural resources.

        OPA 90 expanded the pre-existing financial responsibility requirements for tank vessels operating in U.S. waters and requires owners and operators of tank vessels to establish and maintain with the U.S. Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities imposed by OPA 90. Under the regulations, we may provide evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We have provided evidence of insurance under the regulations and have received certificates of financial responsibility from the U.S. Coast Guard for all of our tank vessels subject to this requirement.

        OPA 90 expressly provides that individual states are entitled to enforce their own pollution liability laws, even if inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have OPA 90-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even where we are not at fault. Some states have also established their own requirements for financial responsibility. However, in March 2000, the U.S. Supreme Court decided United States v. Locke. In that case, INTERTANKO challenged tank vessel regulations enacted by the State of Washington. The Court struck down several regulations and remanded the case for review of additional regulations. The Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity, although it noted that states may regulate their own ports and waterways so long as the rules are based on the peculiarities of local waters and do not conflict with federal regulation. As a result of this ruling, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels.

        Parties affected by oil pollution may pursue relief from the Oil Spill Liability Trust Fund, absent full recovery by them against a responsible party. Responsible parties may seek contribution from the fund for costs incurred that exceeded the liability limits of OPA 90. The responsible party would need to establish that it is entitled to both a statutory defense against liability and to a statutory limitation of liability to obtain contribution from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for contribution from the fund, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through our protection and indemnity club, the UK P&I Club, our current coverage for oil pollution is $1 billion per incident. It is possible, however, that our liability for an oil pollution incident may exceed the insurance coverage we maintain.

        We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of tank vessel for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

        We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay damages under OPA 90 and CERCLA in the amount of $1,500 per gross ton for vessels, consisting of the sum of the OPA 90 liability limit of $1,200 per gross ton or $10 million per discharge and the CERCLA liability limit of $300 per gross ton or $5 million per discharge. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility. OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

        Water.    The Federal Water Pollution Control Act, also referred to as the Clean Water Act, or CWA, imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

        Solid Waste.    Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be "hazardous" under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify "used oil" as "hazardous waste," provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified "used oil" as "hazardous" under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

        Air Emissions.    The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our ITBs are equipped with vapor control systems that satisfy these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may result in material expenditures.

        The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our ITBs are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

Coastwise Laws

        Substantially all of our operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States. The U.S. coastwise laws reserve marine transportation between points in the United States to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

  •
  it is organized under the laws of the United States or of a state;

  •
  its chief executive officer, by whatever title, its chairman of its board of directors and all persons authorized to act in the absence or disability of such persons are a U.S. citizen;

  •
  no more than a minority of the number of its directors (or equivalent persons) necessary to constitute a quorum are non-U.S. citizens;

  •
  at least 75.0% of the stock or equity interest and voting power in the corporation is beneficially owned by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

  •
  in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

        Because we could lose our privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25.0% of our outstanding interests or those of our general partner, our limited partnership agreement initially restricts foreign ownership and control of our common and subordinated units, and those of our general partner, to not more than 15.0% of the respective interests.

        There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws. Such changes could have a material adverse effect on our operations and financial condition.

Other

        Our vessels are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the U.S. Coast Guard is authorized to inspect vessels at will.

Occupational Health Regulations

        Our vessel operations are subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, by the U.S. Occupational Safety and Health Administration. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to personnel engaged in the handling of the various cargoes transported by our vessels.

Security

        Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the U.S. Coast Guard, the International Maritime Organization, and the states and local ports to adopt heightened security procedures relating to ports and vessels. We have updated our procedures in light of the new requirements.

        In 2002 Congress passed the Maritime Transportation Security Act of 2002, or MTS Act, which, together with the International Maritime Organization's recent security proposals (collectively known as The International Ship and Port Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act that have been issued by the U.S. Coast Guard.

Vessel Condition

        Our vessels are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the U.S. Coast Guard, the American Bureau of Shipping, or both. We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject. We are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

ITEM 2.    PROPERTIES

        Our general partner leases approximately 12,700 square feet of office space for our principal executive office in Edison, New Jersey. The lease expires in May 2009. Our general partner also has the option to renew the lease for an additional five-year period.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $150,000 per claim. On a current basis, we provide for amounts we expect to pay.

PART II.

ITEM 5.    MARKET FOR PARTNERSHIP'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units were listed on the New York Stock Exchange under the symbol "USS" beginning on October 29, 2004. Prior to October 29, 2004, our equity securities were not publicly traded. As of February 28, 2005, there were 6,899,968 outstanding publicly-traded common units, representing an aggregate 49% limited partner interest in us. As of February 28, 2005, there were 7 holders of record of our common units, representing approximately 6,000 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
Fourth Quarter Ended December 31, 2004(2)	$27.30	$22.25	$0.2885

(1)
Distributions are shown for the quarter with respect to which they were declared.

(2)
For the period from November 3, 2004, the date of completion of our initial public offering, through December 31, 2004.

        The aggregate amount of distributions declared in respect of the year ended December 31, 2004 on common units, the general partner interests, and subordinated units totaled $4.1 million.

Initial Public Offering

        On November 3, 2004, we completed our initial public offering of 6,000,000 common units at a price of $22.50 per unit, pursuant to a Registration Statement on Form S-1 (Registration No. 333-118141) originally filed on August 12, 2004. The managing underwriters were Lehman Brothers Inc. and Citigroup Inc. At that time, the underwriters exercised their over-allotment option to purchase an additional 899,968 common units. Upon completion of the initial public offering, 6,899,968 common units and 6,899,968 subordinated units were outstanding. Total gross proceeds from these sales were $153.5 million. We used these proceeds to repay $93.8 million in outstanding term debt, provide $24.7 million of working capital, pay $1.3 million of costs associated with amending and restating our credit facility, and redeem the 899,968 common units held by US Shipping Master LLC for $18.6 million. The proceeds we received from the offering and the use of those proceeds through December 31, 2004 are summarized as follows (in thousands, except unit and per unit amounts):

Proceeds received:
Sale of 6,899,968 common units at $22.25 per unit	$153,524

Use of proceeds from sale of common units
Underwriting and structuring fees	$10,918
Professional fees and other offering costs	4,242

Net proceeds	138,634
Repayment of term debt	93,750
Redemption of 899,968 units from United States Shipping Master LLC	18,600
Costs of amending and restating credit facility	1,332
Working capital	24,682

Total use of proceeds from the sale of common units	$153,524

CASH DISTRIBUTION POLICY

Distributions of Available Cash

        General.    Approximately 45 days after the end of each quarter, beginning with the quarter ending December 31, 2004, we will distribute all of our available cash to unitholders of record on the applicable record date. We prorated the minimum quarterly distribution for the period November 3, 2004 (the completion of the initial public offering) through December 31, 2004 based on the actual length of the period in which the units were outstanding.

        Definition of Available Cash.    Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

  •
  less the amount of cash reserves established by our general partner to:

  •
  provide for the proper conduct of our business (including reserves for future capital expenditures and for our anticipated credit needs);

  •
  comply with applicable law, any of our debt instruments or other agreements; or

  •
  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

  •
  plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made. Working capital borrowings are generally borrowings that will be made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

        We currently expect that our estimated maintenance capital expenditures will initially be $17.2 million per year, which is comprised of approximately $10.2 million per year for mandatory drydocking costs for all of our vessels and approximately $7.0 million per year for retrofitting our ITBs to make them OPA 90 compliant. The amount of estimated maintenance capital expenditures attributable to future drydocking expenses is based on the anticipated costs of drydockings over our next five-year drydocking cycle. Please read "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ongoing Capital Expenditures."

Subordination Periods

        General.    During the subordination periods, which we define below, the common units will have the right to receive distributions of available cash from basic surplus, as defined below, in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from basic surplus may be made on any subordinated units. Distribution arrearages do not accrue on either class of the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash from basic surplus to be distributed on the common units. Our subordinated units are owned by United States Shipping Master LLC. Only the non-management members of United States Shipping Master LLC will be entitled to receive distributions of or attributable to the class A subordinated units. The members of United States Shipping Master that serve as our executive officers will not be entitled to receive distributions of or attributable to the class A subordinated units; the management members will only be entitled to receive distributions of or attributable to the class B subordinated units.

        Definition of Subordination Periods.    The class A subordination period will extend until the first day of any quarter, beginning after December 31, 2009, and the class B subordination period will extend until the first day of any quarter, beginning after December 31, 2010, that each of the following tests are met:

  •
  distributions of available cash from basic surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted basic surplus" (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

If the unitholders remove the general partner without cause, the subordination periods may end early.

        Early Conversion of Class A Subordinated Units.    Before the end of the class A subordination period, up to 50% of the class A subordinated units, or up to 2,636,171 class A subordinated units, may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:

  (1)
  December 31, 2007 with respect to 25% of the class A subordinated units; and

  (2)
  December 31, 2008 with respect to a further 25% of the class A subordinated units (based on the total amount of class A subordinated units initially issued).

        The early conversions of the class A subordinated units will occur if at the end of the applicable quarter each of the following three tests is met:

  •
  distributions of available cash from basic surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the adjusted basic surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        However, the second early conversion of the second 25% of the class A subordinated units may not occur until at least one year following the early conversion of the first 25% of the class A subordinated units.

        Early Conversion of Class B Subordinated Units.    Before the end of the class B subordination period, up to 50% of the class B subordinated units, or up to 813,814 class B subordinated units, may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:

  (1)
  December 31, 2008 with respect to 25% of the class B subordinated units; and

  (2)
  December 31, 2009 with respect to a further 25% of the class B subordinated units (based on the total amount of the class B subordinated units initially issued).

        Each early conversion of the class B subordinated units will occur if at the end of the applicable quarter each of the following three tests is met:

  •
  distributions of available cash from basic surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for (1) each of the four consecutive, non-overlapping four-quarter periods immediately preceding the date of the early conversion of the first 25% of class B subordinated units and (2) each of the three consecutive, non-overlapping four-quarter periods immediately preceding the date of the early conversion of the second 25% of the class B subordinated units;

  •
  the adjusted basic surplus generated during (1) each of the four consecutive, non-overlapping four-quarter periods immediately preceding the date of the early conversion of the first 25% of class B subordinated units or (2) each of the three consecutive, non-overlapping four-quarter periods immediately preceding the date of the early conversion of the second 25% of the class B subordinated units, equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

        However, the second early conversion of the second 25% of the class B subordinated units may not occur until at least one year following the early conversion of the first 25% of the class B subordinated units.

        Accelerated Early Conversion of Class B Subordinated Units.    Notwithstanding the foregoing, 25% of the class B subordinated units may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after December 31, 2007 if:

  •
  each of the three tests set forth in the bullet points under the caption "Early Conversion of Class A Subordinated Units" above is met as of such date; and

  •
  the adjusted basic surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of $2.43 on each of the outstanding common units and subordinated units during that period on a fully diluted basis and the related distribution on the 2% general partner interest during that period.

        In addition, a further 25% of the class B subordinated units may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after December 31, 2008 if each of the tests in the two bullet points immediately set forth above are met. Finally, if the test set forth in the second bullet immediately set forth above is met for any four-quarter period ending on or after December 31, 2009 and all class A subordinated units have been converted into common units, then the remaining class B subordinated units will convert into common units.

        For purposes of determining whether sufficient adjusted basic surplus has been generated under these conversion tests, the conflicts committee may adjust adjusted basic surplus upward or downward if it in good faith determines that the estimated amount of maintenance capital expenditures used in the determination of basic surplus was materially incorrect, based on circumstances prevailing at the time of original determination of the estimate.

        Definition of Basic Surplus.    Basic surplus in any period generally means:

  •
  our cash balance at November 3, 2004, the closing date of our initial public offering, (approximately $24.7 million, consisting of the net proceeds of our initial public offering used to provide working capital); plus

  •
  $10 million (as described below); plus

  •
  all of our cash receipts after the closing of our initial public offering, including all amounts received from Amerada Hess Corporation pursuant to the Hess support agreement but excluding (1) cash from borrowings, other than working capital borrowings and the tax loan from our general partner, (2) sales of equity and debt securities and (3) sales or other dispositions of assets outside the ordinary course of business; plus

  •
  working capital borrowings made after the end of a quarter but before the date of determination of basic surplus for the quarter; plus

  •
  interest paid on debt incurred and cash distributions paid on equity securities issued, in each case, to finance all or any portion of the construction of a capital improvement or replacement asset, such as a new vessel or the retrofitting of an ITB, during the period from such financing until the earlier to occur of the completion of construction or the abandonment or disposal of the capital improvement; plus

  •
  interest paid on debt incurred and cash distributions paid on equity securities issued, in each case, to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued to finance the construction projects described in the immediately preceding bullet; less

  •
  all of our operating expenditures after the closing of our initial public offering, including all amounts paid to Amerada Hess Corporation pursuant to the Hess support agreement, the repayment of working capital borrowings and the repayment of the tax loan from our general partner, but not (1) the repayment of other borrowings, (2) actual maintenance capital expenditures or (3) expansion capital expenditures; less

  •
  estimated maintenance capital expenditures and the amount of cash reserves established by our general partner for future operating expenditures.

        As described above, basic surplus does not reflect actual cash on hand at closing that is available for distribution to our unitholders. For example, it includes a provision that will enable us, if we choose, to distribute as basic surplus up to $10 million of cash we receive in the future from non-operating sources, such as the sale of a vessel, issuances of securities and long-term borrowings, that would otherwise be distributed as capital surplus. In addition, the effect of including, as described above, certain cash distributions on equity securities or interest payments on debt in basic surplus would be to increase basic surplus by the amount of any such cash distributions or interest payments. As a result, we may also distribute as basic surplus up to the amount of any such cash distributions or interest payments of cash we receive from non-operating sources.

        Definition of Adjusted Basic Surplus.    Adjusted basic surplus generally means:

  •
  basic surplus generated with respect to that period; less

  •
  any net increase in working capital borrowings with respect to that period; less

  •
  any net reduction in cash reserves for operating expenditures made with respect to that period not relating to an operating expenditure made with respect to that period; plus

  •
  any net decrease in working capital borrowings with respect to that period; plus

  •
  any net increase in cash reserves for operating expenditures with respect to that period required by any debt instrument for the repayment of principal, interest or premium.

        Adjusted basic surplus is intended to reflect the cash generated from operations during a particular period and therefore excludes net increases in working capital borrowings and net drawdowns of reserves of cash generated in prior periods. Support payments we receive from Hess are included in adjusted basic surplus.

        Effect of Expiration of the Subordination Periods.    Upon expiration of the class A subordination period and class B subordination period, each outstanding class A subordinated unit and class B subordinated unit, respectively, will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and units held by our general partner and its affiliates are not voted in favor of such removal:

  •
  the subordination periods will end and each subordinated unit will immediately convert into one common unit;

  •
  any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

  •
  our general partner will have the right to convert its general partner interest and, if any, its incentive distribution rights into common units or to receive cash in exchange for those interests.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from basic surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

        If for any quarter:

  •
  we have distributed available cash from basic surplus to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

  •
  we have distributed available cash from basic surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, we will distribute any additional available cash from basic surplus for that quarter among the unitholders and our general partner in the following manner:

  •
  first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.50 per unit for that quarter (the "first target distribution");

  •
  second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.575 per unit for that quarter (the "second target distribution");

  •
  third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.70 per unit for that quarter (the "third target distribution"); and

  •
  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

        In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution. The percentage interests set forth above for our general partner include its 2% general partner interest and assume the general partner has not transferred the incentive distribution rights.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data and operating data of U.S. Shipping Partners L.P. and its predecessors. On November 3, 2004, United States Shipping Master LLC contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, our historical financial and operating data presented below are for United States Shipping Master LLC for all periods prior to November 3, 2004. The following table should be read in conjunction with the consolidated financial statements, including notes thereto, in Item 8 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The following table presents a non-GAAP financial measure, EBITDA, which we use in our business. This measure is not calculated or presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). We explain this measure below and reconcile it to its most directly comparable financial measure calculated and presented in accordance with GAAP in "Non-GAAP Financial Measure" below.

        The following table summarizes our results of operations for the periods presented (in thousands, except per unit data):

	U.S. Shipping Partners L.P.			Catug Group of Amerada Hess Corporation
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 16, 2002 to December 31, 2002(1)	Period from January 1, 2002 to September 12, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Voyage revenue	$122,355	$80,514	$19,713	$44,796	$53,250	$56,304
Vessel operating expenses	47,119	33,143	7,766	28,368	39,834	38,909
Voyage expenses	20,415	9,889	2,386	2,717	4,110	10,110
General and administrative expenses	10,321	7,153	2,184	2,676	3,669	4,039
Depreciation and amortization	23,945	17,921	5,070	2,683	3,422	3,423

Operating income	20,555	12,408	2,307	8,352	2,215	(177)
Interest expense	9,960	10,039	2,978	—	—	—
Loss on debt extinguishment	6,397	—	—	—	—	—
Other income	(369)	(136)	(25)	—	—	—

Income (loss) before provision (benefit) for income taxes	4,567	2,505	(646)	8,352	2,215	(177)
Provision (benefit) for income taxes	3,119	72	18	2,931	784	(55)

Net income (loss)	$1,448	$2,433	$(664)	$5,421	$1,431	$(122)

Net income (loss) per unit—basic and diluted	$0.18	$0.31	$(0.09)	$0.70	$0.18	$(0.02)
Balance Sheet Data (at year end):
Vessels and equipment, net	$201,923	$187,321	$186,912	$45,003	$29,493	$32,915
Total assets	$247,305	$207,070	$199,308	$68,351	$55,707	$64,374
Total debt	$99,625	$144,375	$153,750	$—	$—	$—
Members' equity/partners' capital	$122,786	$47,724	$39,078	$48,852	$34,096	$38,615
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$27,184	$10,615	$1,821	$8,858	$5,950	$7,385
Investing activities	$(34,541)	$(1,057)	$(160,928)	$(18,193)	$—	$—
Financing activities	$29,050	$(4,219)	$162,333	$9,335	$(5,950)	$(7,385)

Other Financial Data:
EBITDA (2)	$38,103	$30,329	$7,377	$11,035	$5,637	$3,246
Capital expenditures
Maintenance	$—	$12,448	$—	$—	$—	$—
Expansion	40,930	5,881	191,982	$18,193	—	—

Total	$40,930	$18,329	$191,982	$18,193	$—	$—

Distributions declared per common unit in respect of the period (3)	$0.2885	$—	$—	$—	$—	$—
Operating Data:
Number of vessels	8	7	6	6	6	6
Total barrel carrying capacity (in thousands at period end)	2,735	2,375	2,160	2,160	2,160	2,160
Total vessel days	2,810	2,430	660	1,530	2,190	2,196
Days worked	2,776	2,298	587	1,488	2,040	2,097
Drydocking days	—	122	73	42	139	91
Net utilization (4)	99%	95%	89%	97%	93%	95%
Average Daily Time Charter Equivalents—ITBs(5)(6)	$34,760	$31,590	$29,520	$29,740	$24,090	$22,030
Average Daily Time Charter Equivalents—Parcel tankers(5)(7)	$38,285	$31,505	$—	$—	$—	$—

(1)
Although the predecessor of U.S. Shipping Partners L.P. was formed on July 16, 2002, it did not commence operations until it acquired the six ITBs from Hess on September 13, 2002.

(2)
See "—Non-GAAP Financial Measure" below.

(3)
Represents distributions made in respect of the period from November 3, 2004, the date we closed our initial public offering, through December 31, 2004.

(4)
"Net utilization" is a percentage equal to the total number of days actually worked by a group of vessels during a defined period, divided by the number of calendar days in the period multiplied by the number of vessels operating in the period.

(5)
"Average Daily Time Charter Equivalent," or TCE, equals the net voyage revenue earned by a vessel or group of vessels during a defined period, divided by the total number of days actually worked by that vessel or group of vessels during that period. We principally use net voyage revenue, rather than voyage revenue, when comparing performance in different periods. We derive our voyage revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters, which are described in more detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include fuel, port charges, pilot fees, tank cleaning costs and canal tolls. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenues, is comparable across the different types of contracts.

(6)
For 2000, 2001, and the period from January 1, 2002 through September 12, 2002, does not include the one ITB that the Catug Group chartered to another division of Hess at a rate less than the market rate.

(7)
Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. Since April 28, 2004, the date of acquisition, for the Charleston.

Non-GAAP Financial Measure

        EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and our banks, to assess:

  •
  the financial performance of our assets without regard to financing methods, capital structures or historical cost basis;

  •
  the ability of our assets to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

  •
  our operating performance and return on invested capital as compared to those of other companies in the marine transportation business, without regard to financing methods and capital structure; and

  •
  our compliance with certain financial covenants included in our debt agreements.

        EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.

	U.S. Shipping Partners L.P.			Catug Group of Amerada Hess Corporation
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 16, 2002 to December 31, 2002(1)	Period from January 1, 2002 to September 12, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Reconciliation of "EBITDA" to "Net income":
Net income (loss)	$1,448	$2,433	$(664)	$5,421	$1,431	$(122)
Depreciation and amortization	23,945	17,921	5,070	2,683	3,422	3,423
Interest expense	9,960	10,039	2,978	—	—	—
Provision (benefit) for income taxes	3,119	72	18	2,931	784	(55)
Interest income	(369)	(136)	(25)	—	—	—

EBITDA	$38,103	$30,329	$7,377	$11,035	$5,637	$3,246

Reconciliation of "EBITDA" to "Net cash provided by operating activities":
Net cash provided by operating activities	$27,184	$10,615	$1,821	$8,858	$5,950	$7,385
Payment of drydocking expenditures	—	12,448	—	3,586	5,206	3,542
Interest expense paid	9,160	9,472	2,815	—	—	—
(Increase) decrease in operating working capital	8,139	(2,212)	2,739	(4,340)	(6,303)	(7,626)
Loss on debt extinguishment	(6,397)	—	—	—	—	—
Income taxes paid	17	6	2	2,931	784	(55)

EBITDA	$38,103	$30,329	$7,377	$11,035	$5,637	$3,246

  •
  EBITDA does not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments;

  •
  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  EBITDA does not reflect the significant interest expense, or the cash requirement necessary to service interest or principal payments, on our debts;

  •
  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

  •
  Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P. and, prior to our November 3, 2004 initial public offering, of our predecessor company, United States Shipping Master LLC and its predecessors, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

  Overview

        We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic "coastwise" trade. We are also involved, to a limited extent, in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States, with approximately 28% of domestic refined petroleum products being transported by water in 2002. Our fleet consists of eight tank vessels: six integrated tug barge units, or ITBs, and two specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

        We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess Corporation ("Hess") that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Four of our ITBs are currently operating under contracts with Hess, BP and Shell, one of which expires in September 2005 and one of which expires in January 2006, with the remaining two expiring in late 2006. Our remaining two ITBs are currently operating in the spot market. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

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

        In August 2004, we signed a fixed-price contract for construction of a 19,999 ton articulated tug barge unit, or ATB, which is scheduled to be delivered in early 2006. We have entered into contracts to carry commodity chemical products with specified minimum cargo volumes that will utilize approximately 77% of the ATB's anticipated capacity through September 2007 and approximately 67% of the ATB's anticipated capacity thereafter through June 2010. If delivery of the ATB is delayed, we anticipate that we will either use available cargo capacity on one of our vessels or charter additional vessels to meet our contractual obligations pending delivery of the ATB. Our ATB construction contract also provides us with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions.

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

        For the years ended December 31, 2004 and 2003, we derived approximately 82% and 75%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 18% and 25%, respectively, of our revenue from spot charters.

        The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

SIGNIFICANT EVENTS DURING 2004

Initial Public Offering

        On July 30, 2004, the Partnership was formed to own and operate the petroleum, refined petroleum, and chemical product marine transportation, distribution and logistics business conducted by United States Shipping Master LLC. On November 3, 2004, United States Shipping Master LLC contributed substantially all of its assets and liabilities to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the "common units"). In exchange for these assets and liabilities, United States Shipping Master LLC received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.

        On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units (including 899,968 common units sold upon exercise of the underwriters' over-allotment option) at a price of $22.25 per unit. Total gross proceeds from this sale were $153.5 million, before underwriting and structuring fees of $10.9 million, and offering costs of approximately $4.2 million. The Partnership used proceeds to repay $93.8 million in outstanding term debt, provide $24.7 million of working capital, pay $1.3 million of costs associated with amending and restating our credit facility, and redeem the 899,968 common units held by United States Shipping Master LLC for $18.6 million. See "Item 5. Market for Partnership's Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities".

        At the closing of the initial public offering, the Partnership entered into a second amended and restated credit agreement that provides for a $100 million term loan and the ability to borrow up to an additional $120 million of term loans under certain circumstances. Principal and interest is due and payable quarterly. The term loan matures on April 30, 2010. The credit agreement also provides a $50 million revolving credit facility which expires November 2, 2009. The loans are collateralized by all the Partnership's assets including eight vessels owned by the Partnership. The second amended and restated credit facility contains various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios. See "—Second Amended and Restated Credit Facility" for more information about this credit facility.

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

  •
  Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet to salvage value and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.

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

  •
  Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels' qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance every five years, with a mid-period underwater survey in lieu of drydocking, and our parcel tankers be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Depreciation and Amortization

        Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs to their mandatory retirement as required by OPA 90, between 2012 and 2014; and 10 years for parcel tankers. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for our ITBs and 30 months for our parcel tankers. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

        The gross book values of our vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We record impairment losses only when events occur that cause us to believe that future cash flows for any individual vessel will be less than its net book value. The net book value of vessels held and used by us is reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel's net book value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

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

Deferred Income Taxes

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our corporate subsidiary, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized.

Results of Operations

        The following table summarizes our results of operations (dollars in thousands, except for daily rates):

	U.S. Shipping Partners L.P.			Catug Group of Amerada Hess Corporation
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 16, 2002 to December 31, 2002(1)	Period from January 1, 2002 to September 12, 2002
Voyage revenue	$122,355	$80,514	$19,713	$44,796
Vessel operating expenses	47,119	33,143	7,766	28,368
% of voyage revenue	38.5%	41.2%	39.4%	63.3%
Voyage expenses	20,415	9,889	2,386	2,717
% of voyage revenue	16.7%	12.3%	12.1%	6.1%
General and administrative expenses	10,321	7,153	2,184	2,676
% of voyage revenue	8.4%	8.9%	11.1%	6.0%
Depreciation and amortization	23,945	17,921	5,070	2,683

Operating income	20,555	12,408	2,307	8,352
% of voyage revenue	16.8%	15.4%	11.7%	18.6%
Interest expense	9,960	10,039	2,978	—
Loss on debt extinguishment	6,397	—	—	—
Other income	(369)	(136)	(25)	—

Income before provision for income taxes	4,567	2,505	(646)	8,352
Provision for income taxes	3,119	72	18	2,931

Net income (loss)	$1,448	$2,433	$(664)	$5,421

ITBs
Total vessel days	2,196	2,190	660	1,530
Days worked	2,186	2,180	587	1,488
Drydocking days	—	—	73	42
Net utilization	99.5%	99%	89%	97%
Average Time Charter Equivalent Rate(2)	$34,760	$31,590	$29,520	$29,740
Parcel Tankers(3)
Total Vessel Days	614	47	—	—
Days Worked	590	47	—	—
Drydocking Days	—	122	—	—
Net utilization	96.1%	100%	—	—
Average Parcel Tanker Time Charter Equivalent Rate	$38,285	$31,505	—	—

(1)
Although the predecessor of the Partnership was formed on July 16, 2002, it did not commence operations until it acquired the six ITBs from Hess on September 13, 2002.

(2)
For the period January 1, 2002 through September 12, 2002, does not include the one ITB that the Catug Group chartered to another division of Hess at a rate less than the market rate.

(3)
Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. Since April 28, 2004, the date of acquisition, for the Charleston.

	U.S. Shipping Partners L.P.			Catug Group of Amerada Hess Corporation
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 16, 2002 to December 31, 2002	Period from January 1, 2002 to September 12, 2002
Net Voyage Revenue(1)
Voyage revenues	$122,355	$80,514	$19,713	$44,796
Voyage expenses	20,415	9,889	2,386	2,717

Net voyage revenue	$101,940	$70,625	$17,327	$42,079

(1)
Net voyage revenue is equal to voyage revenue less voyage expenses. Net voyage revenue is a non-GAAP financial measure that we use in our business to improve the comparability of reported revenues in different periods that are generated by different forms of contracts. Net voyage revenue is not calculated or presented in accordance with GAAP.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Voyage Revenue.    Voyage revenue was $122.4 million for the year ended December 31, 2004, an increase of $41.8 million, or 52%, as compared to voyage revenue of $80.5 million for the year ended December 31, 2003. Voyage revenue excluding voyage expenses was $101.9 million for the year ended December 31, 2004, an increase of $31.3 million, or 44%, as compared to the year ended December 31, 2003. The Chemical Pioneer, which we purchased in May 2003, contributed $2.4 million of voyage revenue, including $0.3 million under a bareboat charter in the year ending December 31, 2003, and contributed $16.6 million of voyage revenue in 2004. The Charleston, which we purchased in April 2004, contributed $12.5 million of voyage revenue. In August 2004, we time chartered a parcel tanker, which contributed $4.5 million of voyage revenue to fulfill our obligations under contracts of affreightment. The remaining increase in 2004 is primarily a result of more of our vessels operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses.

        Vessel Operating Expenses.    Vessel operating expenses were $47.1 million for the year ended December 31, 2004, an increase of $14.0 million, or 42%, as compared to $33.1 million for the year ended December 31, 2003. The Chemical Pioneer, which was purchased in May 2003, was in drydock until November 2003 and the Charleston, which we did not own in 2003, accounted for $10.3 million, or 74%, of the increase in vessel operating expenses for the year ended December 31, 2004. In August 2004, we time chartered a parcel tanker to fulfill our obligations under contracts of affreightment resulting in increased vessel operating expenses of $4.0 million for the year ended December 31, 2004.

        Voyage Expenses.    Voyage expenses were $20.4 million for the year ended December 31, 2004, an increase of $10.5 million, or 106%, as compared to voyage expenses of $9.9 million for the year ended December 31, 2003. Voyage expenses as a percentage of voyage revenue increased from 12.3% in the year ended December 31, 2003 to 16.7% in the year ended December 31, 2004. In August 2004, we time chartered a parcel tanker to fulfill our obligations under contracts of affreightment resulting in increased voyage expenses of $1.1 million for the year ended December 31, 2004. The remaining increase in voyage expenses, both in dollars and as a percentage of voyage revenue, was the result of one additional ITB being employed in the spot market during 2004, where we paid voyage expenses and received higher freight rates to compensate us for bearing these expenses.

        General and Administrative Expenses.    General and administrative expenses were $10.3 million for the year ended December 31, 2004, an increase of $3.2 million, or 44%, compared to $7.2 million for the year ended December 31, 2003. In November 2004 we paid a $2.3 million bonus to management and staff in connection with the closing of our public offering and in April 2004 we paid a $0.4 million bonus to management in connection with the purchase of the Charleston. Additionally, incremental costs of $1.0 million associated with being a public entity, including quarterly and annual reporting requirements, tax returns and schedule K-1 preparation were incurred for the year ended December 31, 2004. For the first 38 days of 2003, we utilized office space and other administrative services at Amerada Hess' New Jersey headquarters at no charge. General and administrative expenses include management fees of $0.6 million paid to an affiliate of Sterling Investment Partners, L.P. in the years ended December 31, 2004 and 2003.

        Depreciation and Amortization.    Depreciation and amortization was $23.9 million for the year ended December 31, 2004, an increase of $6.0 million, or 34%, as compared to $17.9 million for the year ended December 31, 2003. This increase is due to the amortization of the capitalized drydock expenditures for, and depreciation of, the Chemical Pioneer, which we acquired in May 2003 and drydocked in July 2003, and depreciation of the Charleston, which we acquired in April 2004.

        Interest Expense.    Interest expense was $10.0 million for the year ended December 31, 2004, a decrease of $79 thousand, or 1%, as compared to $10.0 million for the year ended December 31, 2003. Although we increased our borrowings in July 2003 to finance the drydocking, pay a portion of the purchase price and provide working capital for the operation of the Chemical Pioneer in 2003, we had lower outstanding loan balances during the first quarter of 2004 due to scheduled amortization of debt during 2003 and lower interest rates. In April 2004, we amended our then existing credit facility and increased our debt outstanding to purchase the Charleston but at lower interest rates. Additionally, in November 2004 we amended our then existing credit facility in connection with the closing of our initial public offering and utilized proceeds to reduce our debt balance by $93.8 million, resulting in reduced interest expense.

        Loss on Debt Extinguishment.    During 2004, we refinanced our credit facility in April and November resulting in a $6.4 million loss on debt extinguishment. This represents write-off of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction. In April 2004, we amended and restated our then existing credit facility, resulting in a $3.2 million charge, and used the proceeds to repay higher interest rate debt. In November 2004, we amended and restated our then existing credit facility, resulting in a $3.2 million charge, in connection with the closing of our initial public offering.

        Provision for Income Taxes.    A provision of $3.2 million resulted principally from the recording of deferred taxes relating to the change in the structure of one of our subsidiaries to a corporation. The corporate subsidiary consists of the Chemical Pioneer and its results of operations. This subsidiary is subject to federal and state income taxes. This provision was partially offset by a net benefit of $0.1 million that arose from operating results of our corporate subsidiaries.

        Net Income.    Net income was $1.4 million for the year ended December 31, 2004, a decrease of $1.0 million, or 40%, as compared to $2.4 million for the year ended December 31, 2003. This decrease is the result of the $3.1 million provision for income taxes resulting primarily from a change in the structure of one of our subsidiaries to a corporation, a loss on debt extinguishment of $6.4 million, coupled with increased general and administrative, vessel operating and voyage expenses. This decrease is partially offset by increased operating income as the result of the inclusion of the Chemical Pioneer and Charleston in 2004, as well as higher charter rates under certain of our contracts in 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Voyage Revenue.    Voyage revenue was $80.5 million for the year ended December 31, 2003, an increase of $16.0 million, or 25%, as compared to voyage revenue of $64.5 million for the year ended December 31, 2002. The voyage revenue for the period January 1, 2002 through September 12, 2002 (the "2002 Pre-Acquisition Period") was $44.8 million and voyage revenue for the period July 16, 2002 through December 31, 2002 (the "2002 Post-Acquisition Period") was $19.7 million. Although the predecessor of United States Shipping Master LLC was formed on July 16, 2002, it did not commence operations until it acquired the six ITBs from Hess on September 13, 2002.

        The increase in 2003 was primarily due to expiration of time charters for two ITBs in June and August 2002. These vessels were employed in the spot market in 2003 at a time charter equivalent rate higher than the rate received under the time charters, which resulted in additional voyage revenue in 2003. Rate escalations in time charter contracts for two ITBs also increased voyage revenue in 2003. Charterers paid $1.2 million in additional charter hire payments in 2003 for vessel modifications made by us, which amounts we expensed. In addition, during the 2002 Pre-Acquisition Period one ITB was chartered to another division of Hess at a rate less than the market rate. The Chemical Pioneer, which we purchased in May 2003, generated $2.4 million of voyage revenue in 2003, including $0.3 million from a bareboat charter of the vessel prior to its drydock in July 2003. The increase in our voyage revenue in the 2002 Post-Acquisition Period and in 2003 was partially the result of more of our vessels operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses.

        Two ITBs were in drydock and, therefore, out of service for 115 days in 2002, which we estimate reduced 2002 revenue by $2.2 million. One ITB was in drydock for approximately 40 days during the 2002 Pre-Acquisition Period (during which the Catug Group did not earn revenue on the vessel) and 24 days during the 2002 Post-Acquisition Period, while the other ITB was in drydock for approximately 51 days during the 2002 Post-Acquisition Period. We purchased the Chemical Pioneer on May 6, 2003 and it was placed on a bareboat charter to Dow Chemical for $4,657 per day, or $0.3 million in aggregate, until the vessel was drydocked in July 2003. The drydock was completed in November 2003 and the Chemical Pioneer operated under contracts of affreightment for the remainder of the year.

        Vessel Operating Expenses.    Vessel operating expenses were $33.1 million for the year ended December 31, 2003, a decrease of $3.0 million, or 8%, as compared to total vessel operating expenses of $36.1 million for 2002. The 2002 Pre-Acquisition Period vessel operating expenses were $28.4 million and 2002 Post-Acquisition Period vessel operating expenses were $7.8 million. Vessel operating expenses decreased principally due to the inclusion of $4.2 million of lease operating expense for one ITB and drydock expense of $3.6 million in the 2002 Pre-Acquisition Period. Hess estimated the cost of future drydocking expenses and accrued these expenses evenly over a five-year period. Our policy is to capitalize drydock expenditures as incurred and to amortize these costs over the vessel's drydock cycle. Hess leased one ITB during the 2002 Pre-Acquisition Period, which it purchased in connection with the sale of the six ITBs to us. The decrease in operating expense in 2003 was partially offset by the inclusion of $2.5 million of expense from the operation of the Chemical Pioneer following its acquisition in May 2003 and by the increase of union labor and benefit costs and vessel insurance expense. Vessel operating expenses as a percentage of voyage revenue were 41.2% in 2003, compared to 63.3% for the

2002 Pre-Acquisition Period and 39.4% for the 2002 Post-Acquisition Period. The changes in the percentage of operating expense as compared to voyage revenue is the result of the previously noted difference in accounting for drydock expense and the inclusion of operating lease expense in the 2002 Pre-Acquisition Period, as well as the fact that in the 2002 Post-Acquisition Period and 2003 more of our vessels were operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses, which increased our voyage revenue, partially offset by the operation of the Chemical Pioneer in 2003.

        Voyage Expenses.    Voyage expenses were $9.9 million for the year ended December 31, 2003, an increase of $4.8 million, or 94%, as compared to total voyage expenses of $5.1 million for the year ended December 31, 2002. The 2002 Pre-Acquisition Period voyage expenses were $2.7 million and the 2002 Post-Acquisition Period expenses were $2.4 million. Voyage expenses as a percentage of voyage revenue was 6.1% in the 2002 Pre-Acquisition Period, 12.1% in the 2002 Post-Acquisition Period and 12.3% in 2003. The increase in voyage expenses, both in dollars and as a percentage of voyage revenue, in 2003 and the 2002 Post-Acquisition Period was primarily due to three ITBs coming off time charter, where the customers pays the voyage expenses, and operating under spot charters or contracts of affreightment, where we pay the voyage expenses. The increase in voyage expenses was partially offset by the fact that during the 2002 Pre-Acquisition Period one ITB was chartered to another division of Hess pursuant to a contract of affreightment, while during the 2002 Post-Acquisition Period and 2003 that ITB was operated under a time charter with Hess.

        General and Administrative Expenses.    General and administrative expenses were $7.2 million for 2003, an increase of $2.3 million, or 47%, as compared to total general and administrative expenses of $4.9 million for 2002. The 2002 Pre-Acquisition Period general and administrative expenses were $2.7 million and 2002 Post-Acquisition Period general and administrative expenses were $2.2 million. The increase in 2003 was attributable to management fees of $0.2 million and $0.6 million paid to an affiliate of Sterling Investment Partners, L.P. in the 2002 Post-Acquisition Period and 2003, respectively, office rent of $0.2 million in 2003, bonuses to the management and staff of $1.4 million in 2003 and increased staffing costs of $0.3 million as a result of our increased operations. In the 2002 Pre-Acquisition Period, the use of office space and charges for other administrative services was charged to the Catug Group on an intercompany basis. Hess provided all required financial, legal, risk management, human resources and management information system services to the Catug Group. The fees charged for these services were based upon the estimated level of time expended by the functional units and volume-related charges for information systems activities. In the 2002 Post-Acquisition Period and the first 38 days of 2003, we were able to utilize office space and other administrative services at Hess' New Jersey headquarters at no charge. We relocated to our own office space in February 2003.

        Depreciation and Amortization.    Depreciation and amortization was $17.9 million for the year ended December 31, 2003, an increase of $10.2 million, or 131%, as compared to total depreciation and amortization of $7.8 million for the fiscal year ended December 31, 2002. The 2002 Pre-Acquisition Period depreciation and amortization was $2.7 million and the 2002 Post-Acquisition Period depreciation and amortization was $5.1 million. The significant increase in depreciation and amortization in 2003 and the 2002 Post-Acquisition Period was due to the write-up of the ITBs acquired from Hess and, with respect to 2003, the capitalization of the drydocking cost of the Chemical Pioneer, which we began amortizing over 30 months in November 2003. The total purchase price for the six ITBs, including transaction fees, was $191.5 million. At the time of the acquisition, the gross book value of the five ITBs owned by Hess was $50.0 million. Hess was leasing the sixth ITB, which it purchased in connection with its sale of the six ITBs to us.

        Interest Expense.    Interest expense was $10.0 million in 2003 and $3.0 million for the 2002 Post-Acquisition Period. In September 2002, we borrowed $159.0 million to finance the purchase of six ITBs from Hess. Hess did not allocate any interest expense to the Catug Group in the 2002

Pre-Acquisition Period. In July 2003, we borrowed $15.0 million to finance the drydocking of, payment of a portion of the purchase price of, and working capital for the operation of the Chemical Pioneer.

        Provision for Income Taxes.    Provision for income taxes was $2.9 million for the 2002 Pre-Acquisition Period. All of the companies in the Catug Group of Hess were corporations and were subject to federal income tax. The provision for taxes in the 2002 Post-Acquisition Period represents federal and state income taxes for the one United States Shipping Master LLC subsidiary that was a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations. As a limited liability company, United States Shipping Master LLC is treated as a partnership for federal income tax purposes.

        Net Income.    Net income was $2.4 million for 2003, a decrease of $2.3 million, or 49%, as compared to total net income of $4.8 million for 2002. The 2002 Pre-Acquisition Period net income was $5.4 million and the 2002 Post-Acquisition Period net loss was $0.7 million. The decrease in 2003 was the result of a $10.2 million increase in depreciation and amortization, a $7.0 million increase in net interest expense and a $2.3 million increase in general and administrative expenses, partially offset by a $16.0 million increase in voyage revenue, a $3.0 million decrease in vessel operating expenses and a $2.9 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows

        Net cash provided by operating activities was $27.2 million for the year ended December 31, 2004, compared to $10.6 million for the year ended December 31, 2003. The increase of $16.6 million resulted primarily from increased net voyage revenue, partially offset by increases in vessel operating and general and administrative expenses. Net cash provided by operating activities was $10.7 million for 2002 ($8.9 million for the 2002 Pre-Acquisition Period and $1.8 million for 2002 Post-Acquisition Period). Net cash provided by operating activities was significantly higher than net income in 2004, 2003 and the 2002 Post-Acquisition Period because depreciation and amortization increased significantly following the acquisition of the six ITBs from Hess in September 2002 due to the higher value attributable to the six ITBs on our books compared to the books of the Catug Group, as well as the acquisition and drydocking of the Chemical Pioneer in 2003. In previous years, Hess had written down the value of the ITBs, resulting in reduced depreciation in the 2002 Pre-Acquisition Period. Hess estimated the cost of future drydocking expenses and accrued these expenses evenly over a five-year period. Our policy is to capitalize drydock expenditures as incurred and to amortize these costs over the vessel's drydock cycle.

Investing Cash Flows

        Net cash used in investing activities totaled $34.5 million for the year ended December 31, 2004 and $1.1 million for the year ended December 31, 2003. In May 2003, we purchased the Chemical Pioneer and Stolt Spirit for $5.5 million including transaction fees. In January 2004, we sold the Stolt Spirit, a damaged vessel purchased in May 2003 for a possible reconstruction, as scrap for $2.0 million. We decided to purchase the Charleston for $33.0 million in April 2004 rather than reconstruct the Stolt Spirit. Additionally, we made $7.9 million of progress payments toward the construction of a new ATB scheduled for completion in April 2006. Net cash used in investing activities totaled $179.1 million for 2002 ($18.2 million in the 2002 Pre-Acquisition Period and $160.9 million in the 2002 Post-Acquisition Period). In the 2002 Pre-Acquisition Period, Hess purchased an ITB that it had previously been leasing. In the 2002 Post-Acquisition Period we purchased the six ITBs from Hess for $191.5 million, including transaction costs, and purchased office furniture and computers for $0.1 million. We purchased additional office furniture for $0.4 million prior to moving into our new offices in February 2003. The Chemical Pioneer was drydocked in July 2003 at a capitalized cost of $12.4 million.

        The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from Hess. Payments by Hess to us under the support agreement were $4.0 million, $5.3 million, and $2.1 million for the years ended December 31, 2004 and 2003, and the 2002 Post-Acquisition Period, respectively. For the years ended December 31, 2004 and 2003, and the 2002 Post-Acquisition Period, five, four and two ITBs, respectively, were covered by the support agreement. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess. Our obligation to reimburse Hess for these payments terminates upon expiration of the support agreement in September 2007.

Financing Cash Flows

        Net cash provided by financing activities was $29.1 million for the year ended December 31, 2004 and net cash used in financing activities was $4.2 million for the year ended December 31, 2003. In April 2004, we obtained $202.5 million of new financing from our amended and restated credit facility and used it to finance the $33.0 million purchase of the Charleston, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of United States Shipping Master LLC, pay $6.6 million of transaction costs, pay $0.4 million bonus to our management and provide $10.1 million of working capital. In November 2004, we used the gross proceeds from our initial public offering to pay down term debt of $93.8 million, pay financing costs, underwriting fees, professional fees and other offering expenses, and to redeem the 899,968 common units received by United States Shipping Master LLC in connection with the transfer of net assets to us. In addition, for the year ended December 31, 2004, we repaid $16.3 million of debt in accordance with scheduled debt amortization. Upon completion of the initial public offering, $23.0 million of cash was retained by United States Shipping Master LLC and not contributed to the Partnership.

        In 2003, we received additional member contributions of $5.9 million to purchase the Chemical Pioneer and Stolt Spirit, incurred additional debt of $15.0 million to finance the drydocking of the Chemical Pioneer and repaid $24.4 million of debt. In 2002, we borrowed $130.0 million under a credit facility with a syndicate of banks, issued a $29.0 million subordinated note to Hess and received $40.9 million of members' equity contributions to purchase the six ITBs from Hess. We made scheduled debt payments of $5.3 million in the 2002 Post-Acquisition Period on the term loans. The financing activities of the Catug Group in 2002 Pre-Acquisition Period represent the consolidation of cash by Hess through the use of zero balance accounts. This resulted in increases or decreases in Hess' investment in the Catug Group.

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

        We do not expect to incur significant capital expenditures in order to bring our parcel tankers into compliance with OPA 90. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, which must be made by 2013, will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income, which could reduce cash available for distribution.

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

        The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	U.S. Shipping Partners L.P.			Catug Group of Amerada Hess Corporation
	Year Ended December 31,		Period from July 16, to December 31, 2002	Period from January 1 to July 16, 2002
	2004	2003
Maintenance capital expenditures	$—	$12,448	$—	$—
Expansion capital expenditures	40,930	5,881	191,982	18,193

Total capital expenditures (including vessel acquisitions)	$40,930	$18,329	$191,982	$18,193

Liquidity Needs

        Our primary short-term liquidity needs are to pay our quarterly distributions and to fund general working capital requirements and drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

Second Amended and Restated Credit Facility

        On November 3, 2004, in connection with the closing of our initial public offering, we amended and restated our April 2004 credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

  •
  $130 million senior secured term facility, of which $100 million was drawn at closing and $30 million may be drawn on or before November 2, 2005, that will be used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels.

  •
  $50 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions; and

        In addition, for a period of two years after the closing, we will have the option to increase, up to an additional amount not to exceed $90 million in the aggregate, in the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both. Our exercise of this option is at the discretion of CIBC World Markets Corp., as the sole lead arranger, and is contingent upon, among other things:

  •
  no event of default having occurred and continuing, and

  •
  the proceeds being used to construct or acquire new vessels.

        Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets.

        Borrowings under our revolving credit facility are due and payable on the earlier of November 2, 2009 or the date the term facility is repaid. The $130 million term facility matures April 30, 2010, and is required to be amortized quarterly beginning December 31, 2004 as follows: nine payments of

$0.375 million; four payments of $1.25 million; seven payments of $2.5 million; and two payments of $52.063 million. We will incur commitment fees of 0.50% per year on unused portions of the revolving credit facility, 0.75% per year on the unused portion of the term facility, and 1.5% to 2.0%, depending on certain debt leverage ratios, on any outstanding letters of credit.

        We can prepay all loans under our credit facility at any time without premium or penalty (other than customary LIBOR breakage costs). We are required to reduce all working capital borrowings under the credit agreement to zero for a period of at least fifteen consecutive days once each twelve-month period prior to the maturity date of the revolving credit facility.

        The outstanding loans bear interest at a rate equal to, at our option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us plus a margin of (a) 2.0%, in the case of term loans, and (b) between 1.5% and 2.0% in the case of revolving credit loans, depending on our total debt leverage ratio (as defined in the credit agreement) or (2) in the case of base rate loans, the higher of (a) the administrative agent's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus, in each case, a margin of (1) 1.0%, in the case of term loans and (2) between 0.5% and 1.0%, in the case of revolving credit loans, depending on our total debt leverage ratio.

        Our credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the credit agreement, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring us to adhere to certain financial covenants and limiting the ability of our operating company and its subsidiaries to, among other things:

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

  •
  enter into agreements restricting loans or distributions made by our operating company's subsidiaries to us or our operating company; or

  •
  participate in certain hedging and derivative activities.

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

  •
  bankruptcy or insolvency events involving us, our general partner or any of our subsidiaries;

  •
  failure of any representation or warranty to be materially correct;

  •
  a change of control, which includes the following events:

  •
  any transaction that results in Sterling Investment Partners L.P., management and their affiliates beneficially owning less than 51% of the total voting power entitled to vote for the election of directors of the Partnership's general partner;

  •
  US Shipping General Partner LLC ceases to be our sole general partner;

  •
  we or our general partner liquidate or dissolve;

  •
  we sell or otherwise dispose of all or substantially all our assets; and

  •
  we cease to own 100% of our subsidiaries free of any liens;

  •
  a material adverse effect occurs relating to the Partnership or its business;

  •
  our general partner defaults under the partnership agreement and such default could reasonably be anticipated to have a material adverse effect on us or our business; and

  •
  judgments against us or any of our subsidiaries in excess of certain allowances.

Contractual Obligations and Contingencies

        Our contractual obligations at December 31, 2004 consisted of the following (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$99,625	$1,500	$6,500	$52,674	$38,951
ATB commitment	37,500	31,500	6,000	—	—
Non-cancelable operating leases	1,586	381	740	465	—

	$138,711	$33,381	$13,240	$53,139	$38,951

(1)
Long-term debt excludes interest payments as interest on our term loan is variable (LIBOR (2.56% at December 31, 2004) plus 2.00% or the prime rate (5.25% at December 31, 2004) plus an applicable margin.

        The executive officers of U.S. Shipping General Partner LLC have entered into employment agreements with USS Vessel Management LLC, a wholly-owned subsidiary of our general partner. The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron and Chew provide for an initial term expiring in October 2007. Each of the employment agreements referred to above will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days' prior written notice of its intent not to renew the agreement. The employment agreements currently provide for an aggregate base annual salary of $1,812,000. In addition, each employee will be entitled to receive an annual bonus award based upon our consolidated financial performance. If the employee's employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to:

  •
  monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the "severance period"); and

  •
  continue to participate, at our expense, in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

        See "Item 11. Executive Compensation—Employment Agreements" for additional information on the employment agreements.

        In August 2004, we entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in early 2006. The contract price for the ATB is $45.4 million, including $0.5 million of company supervision costs. We paid $7.9 million in 2004, and will pay $31.5 million in 2005 and $6.0 million in 2006. Our ATB construction contract provides us with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If we do not exercise any of the options, we must pay the shipyard an additional $375,000, and if we exercise the option only for one additional ATB, we must pay the shipyard $125,000.

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

New Accounting Pronouncements

        Financial Accounting Standards Board Interpretation No. 46-R (FIN 46), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. We adopted FIN 46 in 2004, which resulted in no impact on the consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS

No. 123(R) is effective as of the first interim reporting period that begins after June 15, 2005. The Partnership does not believe the impact of adopting SFAS No. 123(R) will be material.

RISK FACTORS

        In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating U.S. Shipping Partners L.P.:

Risks Inherent in Our Business

We may not have sufficient available cash to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the level of consumption of refined petroleum, petrochemical and chemical products in the markets in which we operate;

  •
  the prices we obtain for our services;

  •
  the level of our operating costs, including payments to our general partner;

  •
  the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels; and

  •
  prevailing economic conditions.

        In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

  •
  the level of capital expenditures we make, including for acquisitions, drydockings for repairs, retrofitting of vessels to comply with OPA 90 and compliance with new regulations;

  •
  the restrictions contained in our debt instruments and our debt service requirements;

  •
  fluctuations in our working capital needs;

  •
  our ability to make working capital or other borrowings; and

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

        The amount of cash we have available for distribution depends primarily on our cash flow, including cash reserves, payments received under the Hess support agreement and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

        The amount of available cash we need to pay the minimum quarterly distribution for four quarters on the common units, the subordinated units and the general partner interest outstanding is approximately $25.3 million. Estimated available cash for distribution generated during 2003 and 2004 would have been sufficient to allow us to pay the full minimum quarterly distribution on the common units, but insufficient to pay the full minimum quarterly distributions on the subordinated units during these periods.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

        We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. Compliance with the Jones Act increases our operating costs. We are responsible for monitoring the ownership of our common units and other partnership interests to ensure our compliance with the Jones Act. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. In addition, if any of our ITBs ceases to be qualified under the Jones Act, Hess will no longer be required to make support payments in respect of that vessel under the Hess support agreement.

        During the past several years, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act and cargo preference laws. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than we do in the U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Because we must make substantial expenditures to comply with mandatory drydocking requirements for our fleet, and because these expenditures may be higher than we currently anticipate, we may not have sufficient available cash to pay the minimum quarterly distribution in full.

        Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for inspection and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

        Two of our six ITBs must be drydocked in 2005, (one in the third quarter and one in the fourth quarter), an additional two in 2006 and the remaining two in 2007. We estimate that drydocking these vessels will cost approximately $4.0 million to $6.0 million per vessel. In addition, our parcel tankers are required to be drydocked in both 2006 and 2008. We estimate drydocking of the parcel tankers will cost approximately $3.0 million to $5.0 million per vessel. When drydocked, each of our ITBs will be out of service for approximately 45 to 55 days and each of our parcel tankers will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

        Because the required drydocks for the ITBs in 2010 (Jacksonville and New York), 2011 (Groton and Mobile) and 2012 (Baltimore and Philadelphia) occur near their respective mandatory phase-out dates under OPA 90, it may not be economical for us to perform the drydocks on one or more of those vessels if we determine not to retrofit such vessel to make it OPA 90 compliant. In such event, if the ITB taken out of service is not replaced, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

The cost of bringing our fleet into compliance with OPA 90 will be significant; this may cause us to reduce the amount of our cash distributions or prevent us from raising the amount of our cash distributions.

        Under OPA 90, we will be required to phase-out the use of our vessels carrying petroleum-based products beginning in 2012 unless we retrofit these vessels. The phase-out dates for these vessels are: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting crude oil and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90.

        In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double-sides. We estimate that the current cost to retrofit each ITB with double-sides is approximately $25 million per vessel. Alternatively, we may elect to construct new forebodies for one or more of our ITBs, which we estimate would cost $55 million per vessel. At the time we make these expenditures, the actual cost could be higher due to inflation and other factors. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement. Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our basic surplus and our cash available for distribution. In addition, if charter rates decline, it may not be economical for us to retrofit one or more ITBs, in which event we would have to take them out of service, which would have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        Furthermore, even if we are successful in funding the OPA 90 compliance costs for our fleet, the obligation to incur and fund such costs may make it difficult for us to increase our cash distributions per unit for the foreseeable future. Such an impact could adversely affect the trading price of our common units.

        Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification that must be made by 2013 will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income. A corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to you.

The amount of estimated maintenance capital expenditures our general partner is required to deduct from basic surplus each quarter is based on our current estimates and could increase in the future.

        Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our initial annual estimated maintenance capital expenditures for purposes of calculating basic surplus will be $17.2 million. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

        In addition, we may elect to construct new forebodies for some of our ITBs at an estimated cost of $55 million per vessel instead of retrofitting the ITB with double sides. The cost of retrofitting the ITBs compared to the cost of constructing new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in determining whether we elect to construct new forebodies. If and when we conclude that our plan should be to construct new forebodies, the board of directors of our general partner with the approval of our conflicts committee will determine what portion, if any, of the incremental costs represent maintenance capital expenditures. Depending on this determination, the board of directors could increase significantly the annual amount of our estimated maintenance capital expenditures, which would decrease our basic surplus and cash available for distribution.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel and may also increase due to changes in governmental regulations, safety or other equipment standards.

        Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. For example, if the U.S. Coast Guard or the American Bureau of Shipping, an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S. and international regulations, enacts new standards, we may be required to make significant expenditures for alterations or the addition of new equipment. In order to satisfy any such requirement, we may be required to take our vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay the minimum quarterly distribution.

        In order to fund our capital expenditures, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions. Even if we are successful in obtaining such funds, however, the terms of such financings could limit our ability to pay cash distributions to unitholders.

A decline in demand for refined petroleum, petrochemical and commodity chemical products, particularly in the coastal regions of the United States, or a decrease in the cost of importing refined petroleum products, could cause demand for U.S. flag tank vessel capacity and charter rates to decline, which would decrease our revenues, profitability and cash available for distribution.

        The demand for U.S. flag tank vessel capacity is influenced by the demand for refined petroleum, petrochemical and commodity chemical products and other factors including:

  •
  global and regional economic and political conditions;

  •
  developments in international trade;

  •
  changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

  •
  environmental concerns;

  •
  availability and cost of alternative methods of transportation of products; and

  •
  in the case of tank vessels transporting refined petroleum products, competition from alternative sources of energy, such as natural gas, and alternate transportation methods.

Any of these factors could adversely affect the demand for U.S. flag tank vessel capacity and charter rates. Any decrease in demand for tank vessel capacity or decrease in charter rates could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        The demand for U.S. flag tank vessel capacity is also influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels because of the higher construction and operating costs of U.S. flag vessels due to the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. Therefore, it has historically been cheaper for certain areas of the United States, such as the northeastern United States, to import refined petroleum products than to obtain them from U.S. refineries. International shipping rates can influence the amount of refined petroleum products imported into the United States. If the cost of foreign shipping of imported refined petroleum products, which is currently at historically high levels, decreases, charter rates for foreign flag vessels may decline, making it cheaper to import refined petroleum products to other regions of the East Coast and the West Coast to meet increasing demand. If this were to occur, demand for our ITBs and charter rates could decrease, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        The demand for U.S. flag tank vessel capacity and charter rates are currently increasing as vessels are being phased-out of service under OPA 90. If the existing trend reverses due to changes under the Jones Act or otherwise, demand for our tankers and charter rates could decrease, which could adversely affect our business.

Marine transportation has inherent operating risks, and our insurance may not be adequate to cover our losses.

        Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

  •
  marine disasters;

  •
  bad weather;

  •
  mechanical failures;

  •
  grounding, fire, explosions and collisions;

  •
  human error; and

  •
  war and terrorism.

All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of our vessels were involved in an accident with the potential risk of environmental contamination, the resulting media coverage could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our operations. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.

        We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions. Please read "—We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operation."

Because we obtain some of our insurance through protection and indemnity associations, we may also be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations.

        We may be subject to calls, or premiums, in amounts based not only on our claim records but also the claim records of all other members of the protection and indemnity associations through which we receive insurance coverage for tort liability, including pollution-related liability. Our payment of these calls could result in significant expenses to us, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

The failure or inability of Hess to make support payments could adversely affect our business and cash available for distribution.

        In connection with our purchase of six ITBs from Hess in September 2002, Hess agreed that if the contract rate for a charter of any of the vessels we acquired was less than the rate specified in our support agreement with Hess, Hess would, subject to specified limited exceptions, pay us the difference between the two rates. During 2004 and 2003, Hess made support payments to us aggregating $4.0 million and $5.3 million, respectively. If for any reason Hess is unable or fails to make any payments due to us under the support agreement, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

        In addition, if we enter into charters of our ITBs with companies having specified investment grade credit rating, the charter rate is equal to or higher than the rate specified in the support agreement and certain other conditions are met, then the support agreement is not applicable to those charters even if the charterer subsequently fails to make payments under the charter.

        In the event the charter rates we receive at any time during the term of the agreement on the ITBs exceed the Hess support rate, then we must pay such excess amounts to Hess until we have repaid Hess for all prior support payments previously made by Hess to us, and then we must share 50% of any additional excess amount with Hess. The aggregate amount of all support payments made by Hess to us through December 31, 2004 is $11.4 million. This reimbursement and sharing obligation may reduce cash that would otherwise be available for distribution.

The termination of the Hess support agreement could adversely affect our ability to make cash distributions.

        The Hess support agreement terminates on September 13, 2007. If at the time of termination the charter rates we are receiving on the six ITBs are less than the Hess support rates, it could have a material adverse effect on our business, and our cash available for distribution will be adversely affected. In addition, any support payments received from Hess will be included in the calculation of adjusted basic surplus through the expiration of the agreement in 2007. As a result, any such payments could allow 25% of the subordinated units to become eligible for early conversion into common units on December 31, 2007 even if we are not able to earn and pay the minimum quarterly distribution on all common units after termination of the Hess support agreement.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

        The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. In 2004 and 2003, BP accounted for 27% and 52% of our revenues, respectively, Shell accounted for 20% and 23% of our revenues, respectively, and Hess accounted for 12% and 15% of our revenues, respectively. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected. Revenues received from Hess exclude payments under the support agreement.

We may not be able to renew our long-term contracts when they expire.

        We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum cargo requirements that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007.

        These arrangements may not be renewed, or if renewed, may not be renewed at similar rates. Under the Hess support agreement, we are assured of specified minimum charter rates for our ITBs through September 13, 2007. We may not be able to obtain charter rates for the ITBs equal to or greater than the rates provided in the Hess support agreement following expiration of the Hess support agreement. If we are unable to obtain new charters at rates equivalent to those received under the old contracts or under the Hess support agreement, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.

        We currently own six ITBs and two parcel tankers. Four of our ITBs and both parcel tankers are under long-term contracts. In the event any of our ITBs or parcel tankers has to be taken out of service for more than a couple of days, we may be unable to fulfill our obligations under these long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third-party for use of a vessel, at our expense, to transport the charterer's products, which might not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract. We will not receive any compensation under the Hess support agreement for ITBs taken out of service for repairs and maintenance.

        Also, if our ATB under construction is not completed by the scheduled due date, we may be unable to fulfill our obligations under the long-term contracts we have arranged for the ATB with our remaining parcel tankers. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer's products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.

        In addition, when we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while such vessel was in drydock in 2004, and to use our best efforts to cover all of ExxonMobil's cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel. This obligation will require us to charter in a vessel to either cover our obligations to ExxonMobil or our other charterers if we use one of our existing parcel tankers to cover our obligations to ExxonMobil. We may not be able to charter in a vessel at rates less than our charter rates, or at all, which could result in our defaulting under one or more of our charter arrangements.

        We rely exclusively on the revenues generated from our marine transportation business. Due to our lack of asset diversification, an adverse development in this business would have a significantly greater impact on our business, financial condition and results of operations than if we maintained and operated more diverse assets.

Increased competition in the domestic tank vessel industry could result in reduced profitability and loss of market share for us.

        Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The most important factors determining whether a contract will be awarded include:

  •
  availability and capability of the vessels;

  •
  ability to meet the customer's schedule;

  •
  price;

  •
  safety record;

  •
  ability to satisfy the customer's vetting requirements;

  •
  reputation, including perceived quality of the vessel; and

  •
  experience.

        Some of our competitors may have greater financial resources and larger operating staffs than we do. As a result, they may be able to make vessels available more quickly and efficiently, transition to double-hulled vessels more rapidly and withstand the effects of declines in charter rates for a longer period of time. They may also be better able to address a downturn in the domestic demand for refined petroleum, petrochemical or commodity chemical products. As a result, we could lose customers and market share to these competitors.

        We also face competition from refined petroleum product pipelines. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by tank vessel. The construction of new pipeline segments to carry petroleum products into our markets, including pipeline segments that connect with existing pipeline systems, the expansion of existing pipelines and the conversion of existing non-refined petroleum product pipelines, could adversely affect our ability to compete in particular locations.

        Our transportation of petrochemical and commodity chemical products faces intense competition from railroads, which we estimate transport approximately two-thirds of all petrochemical and commodity chemical products. The cost of transporting these products by rail is generally higher than the cost of marine transportation, and any decrease in rail rates could adversely affect the amount of petrochemical and commodity chemical products we carry.

Delays or cost overruns in the construction of a new vessel or the retrofit or drydock maintenance of existing vessels could adversely affect our business. Cash flows from new or retrofitted vessels may not be immediate or as high as expected.

        We anticipate retrofitting our ITBs with double-sides or constructing new double-hulled forebodies in order to allow our ITBs to continue to transport refined petroleum products following their scheduled phase-out dates under OPA 90. We are also constructing a new ATB and may in the future construct other new vessels. In addition, each of our vessels must undergo mandatory drydocking for major repair and maintenance—every five years, in the case of our ITBs, with a mid-period underwater survey in lieu of drydocking, and twice every five years, in the case of our parcel tankers. These projects will be subject to the risk of delay or cost overruns caused by the following:

  •
  unforeseen quality or engineering problems;

  •
  work stoppages;

  •
  weather interference;

  •
  unanticipated cost increases;

  •
  inability to have the work performed in the United States;

  •
  delays in receipt of necessary equipment; and

  •
  inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard and the American Bureau of Shipping upon completion of work.

        Significant delays could have a material adverse effect on expected contract commitments for new or modified vessels and our future revenues and cash flows. In addition, significant delays could allow a charterer to cancel the charter or require us to charter additional vessels to meet our contractual obligations. Furthermore, customer demand for new or modified vessels may not be as high as we currently anticipate and, as a result, our business, results of operations and financial condition and our ability to make cash distributions may be adversely affected.

        There is limited availability in U.S. shipyards for drydocking a vessel. As a result, the costs of performing drydock maintenance in the United States are significantly higher than they are overseas. Furthermore, U.S. shipyards may not have available capacity to perform drydock maintenance on our vessels at the times they require drydock maintenance, particularly in the event of an unscheduled drydock due to accident or other damage, in which event we will be required to have the work performed in an overseas shipyard. This may result in the vessel being off-hire, and therefore not earning any revenue, for a longer period of time because of the time required to travel to and from the overseas shipyard.

Our purchase of existing vessels involves risks that could adversely affect our results of operations.

        Our fleet renewal and expansion strategy includes the acquisition of existing vessels as well as the construction of new vessels. Unlike newly built vessels, existing vessels typically do not carry warranties with respect to their condition. While we generally inspect any existing vessel prior to purchase, such an inspection would normally not provide us with as much knowledge of its condition as we would possess if the vessel had been built for us and operated by us during its life. Repairs and maintenance costs for existing vessels are difficult to predict and may be more substantial than for vessels we have operated since they were built. These costs could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

We may not be able to grow or effectively manage our growth.

        A principal focus of our strategy is to continue to grow by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

  •
  identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

  •
  identify vessels for acquisition;

  •
  consummate acquisitions or joint ventures;

  •
  integrate any acquired businesses or vessels successfully with our existing operations;

  •
  hire, train and retain qualified personnel to manage and operate our growing business and fleet;

  •
  improve our operating and financial systems and controls; and

  •
  obtain required financing for our existing and new operations.

        A deficiency in any of these factors would adversely affect our ability to achieve anticipated growth in the levels of cash flows or realize other anticipated benefits. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

        The process of integrating acquired vessels into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development and expansion of our existing operations. Future acquisitions could result in the incurrence of additional indebtedness and liabilities that could have a material adverse effect on our financial condition and results of operations. Further, if we issue additional common units, your interest in the partnership will be diluted and distributions to you may be reduced.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

        Increasingly stringent federal, state and local laws and regulations governing worker health and safety, insurance requirements and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine transportation industry are subject to extensive governmental regulation by the U.S. Coast Guard, the International Maritime Organization, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

        Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws or civil actions. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. For more information, please read "Item 1. Business—Regulation."

        In order to maintain compliance with existing and future laws, we incur, and expect to continue to incur, substantial costs in meeting maintenance and inspection requirements, developing and implementing emergency preparedness procedures, and obtaining insurance coverage or other required evidence of financial ability sufficient to address pollution incidents. These laws can:

  •
  impair the economic value of our vessels;

  •
  require a reduction in cargo carrying capacity or other structural or operational changes;

  •
  make our vessels less desirable to potential charterers;

  •
  lead to decreases in available insurance coverage for affected vessels; or

  •
  result in the denial of access to certain ports.

Future environmental requirements may be adopted that could limit our ability to operate, require us to incur substantial additional costs or otherwise have a material adverse effect on our business, results of operations or financial condition and our ability to make cash distributions.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

        All of our seagoing personnel, including our tank vessel captains, are employed under contracts with the Seafarers' International Union, in the case of our non-officer personnel, and the American Maritime Officers union, in the case of vessel officers, that expire in 2007. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

        All of our seagoing employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

We depend on key personnel for the success of our business and some of those persons face conflicts in the allocation of their time to our business.

        We depend on the services of our senior management team and other key personnel. The loss of the services of any key employee could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We currently do not carry any key man insurance on any of our employees.

        The employment agreements of Messrs. Calvin Chew, Paul Gridley and Jeff Miller, our executive vice president, chairman and chief executive officer and vice president—chartering, respectively, only require them to spend a majority of their business time in managing our operations. Messrs. Chew, Gridley and Miller currently own and operate two Jones Act barges that have been transporting caustic soda and calcium chloride under contracts with third parties, and are permitted to acquire and operate additional tank barges of less than 15,000 deadweight tons under specified circumstances in the transportation of chemical products other than petroleum or petroleum products. Messrs. Chew, Gridley and Miller may face conflicts regarding the allocation of their time between our business and their barge business. If any of Messrs. Chew, Gridley and Miller were to spend less time in managing our business and affairs than they do currently, our business, results of operations and financial condition and our ability to make cash distributions may be adversely affected. Please read "—Risks Inherent in an Investment in Us—The members of United States Shipping Master LLC, including our executive officers, and their affiliates may engage in activities that compete directly with us" and "Item 11. Executive Compensation—Employment Agreements."

Terrorist attacks have resulted in increased costs and any new attacks could disrupt our business.

        Heightened awareness of security needs after the terrorist attacks of September 11, 2001 have caused the U.S. Coast Guard, the International Maritime Organization and the states and local ports to adopt heightened security procedures relating to ports and vessels. Complying with these procedures, as well as the implementation of security plans for our vessels required by the Maritime Transportation Security Act of 2002, have increased our costs of security.

        Any future terrorist attacks could disrupt harbor operations in the ports in which we operate, which would disrupt our operations and result in lost revenue. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

        Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Changes in international trade agreements could affect our ability to provide marine transportation services at competitive rates.

        Currently, vessel trade or marine transportation between two ports in the United States, generally known as maritime cabotage or coastwise trade, is subject to U.S. laws, including the Jones Act, that restrict maritime cabotage to U.S. flag vessels qualified to engage in U.S. coastwise trade. Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the transportation of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-manufactured vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than we do in U.S. markets, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

        United States Shipping Master LLC currently indirectly owns the 2% general partner interest and directly owns a 49% limited partner interest in us and owns and controls our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

  •
  our general partner is allowed to take into account the interests of parties other than us, such as United States Shipping Master LLC and its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

  •
  our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

  •
  our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders;

  •
  in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination periods;

  •
  our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

  •
  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf;

  •
  our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

  •
  our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner;

  •
  provides that our general partner is entitled to make other decisions in "good faith" if it reasonably believes that the decision is in our best interests;

  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud, willful misconduct or gross negligence.

        In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by United States Shipping Master LLC, which is controlled by Sterling/US Shipping L.P. Sterling/US Shipping L.P. has the right to designate a majority of the directors of United States Shipping Master LLC and thus indirectly has the right to designate all the directors of our general partner. Please read "Item 13. Certain Relationships and Related Party Transactions—United States Shipping Master Voting Arrangement."

        Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Accordingly, the unitholders are currently unable initially to remove our general partner without its consent because United States Shipping Master LLC owns sufficient units to be able to prevent the general partner's removal. Also, if our general partner is removed without cause during the subordination periods and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

        Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination periods because of the unitholders' dissatisfaction with our general partner's performance in managing our partnership will most likely result in the termination of the subordination periods.

We may issue additional common units without your approval, which would dilute your ownership interests.

        While any class A subordinated units remain outstanding, without the approval of our unitholders, our general partner may cause us to issue up to 3,449,984 additional common units for any purpose and a further 1,149,995 common units to fund the construction of capital improvements. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

  •
  the issuance of common units in connection with acquisitions or capital improvements that increase cash flow from operations per unit on an estimated pro forma basis;

  •
  issuances of common units to repay indebtedness, the cost of which to service is greater than the distribution obligations associated with the units issued in connection with the repayment of the indebtedness;

  •
  the conversion of subordinated units into common units;

  •
  the conversion of units of equal rank with the common units into common units under some circumstances;

  •
  issuances of common units under our employee benefit plans; or

  •
  the conversion of the general partner interest and the incentive distribution rights into common units as a result of the withdrawal or removal of our general partner.

        In addition, while any class A subordinated units remain outstanding we can issue equity securities other than common units that contain terms providing for the conversion of those securities into common units upon the receipt of unitholder approval. The terms of the securities may entitle the holders to receive distributions in excess of the amount distributed to each common unit if our unitholders do not approve the conversion by a certain date, thus providing incentive to our unitholders to approve the conversion.

        The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

  •
  our unitholders' proportionate ownership interest in us will decrease;

  •
  the amount of cash available for distribution on each unit may decrease;

  •
  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

  •
  the relative voting strength of each previously outstanding unit may be diminished; and

  •
  the market price of the common units may decline.

        Once no class A subordinated units remain outstanding, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

Our partnership agreement currently limits the ownership of our partnership interests by individuals or entities that are not U.S. citizens. This restriction could limit the liquidity of our common units.

        In order to ensure compliance with Jones Act citizenship requirements, the board of directors of our general partner has adopted a requirement that at least 85% of our partnership interests must be held by U.S. citizens. This requirement may have an adverse impact on the liquidity or market value of our common units, because holders will be unable to sell units to non-U.S. citizens. Any purported transfer of common units in violation of these provisions will be ineffective to transfer the common units or any voting, dividend or other rights in respect of the common units.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. At December 31, 2004, our consolidated indebtedness was $99.6 million, consisting of term loan obligations under our credit facility. In addition, we will have capacity to borrow an additional $170.0 million under our credit facility. We have the ability to incur additional debt, subject to limitations in our credit facility. Our level of indebtedness could have important consequences to us, including the following:

  •
  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

  •
  we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

  •
  our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally;

  •
  our debt level may limit our flexibility in responding to changing business and economic conditions; and

  •
  substantially all of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

        Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Our credit facility contains operating and financial restrictions which may restrict our business and financing activities.

        The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facility restricts our ability to:

  •
  incur or guarantee indebtedness;

  •
  change ownership or structure, including consolidations, liquidations and dissolutions;

  •
  make distributions or repurchase or redeem units;

  •
  make capital expenditures in excess of specified levels;

  •
  make certain negative pledges and grant certain liens;

  •
  sell, transfer, assign or convey assets;

  •
  make certain loans and investments; and

  •
  enter into a new line of business.

        Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders could seek to foreclose on such assets.

Restrictions in our credit facility limit our ability to pay distributions upon the occurrence of certain events.

        Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit facility limits our ability to pay distributions upon the occurrence of the following events, among others:

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

  •
  default under other indebtedness of our operating company or any of our subsidiaries above specified amounts;

  •
  bankruptcy or insolvency events involving us, our general partner or any of our subsidiaries;

  •
  failure of any representation or warranty to be materially correct;

  •
  a change of control, as defined in our credit agreement;

  •
  a material adverse effect, as defined in our credit agreement, occurs relating to us or our business; and

  •
  judgments against us or any of our subsidiaries in excess of certain allowances.

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our debt agreements, please read "—Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Second Amended and Restated Credit Facility."

We can borrow money under our amended and restated credit facility to pay distributions, which would reduce the amount of revolving credit available to operate our business.

        Our partnership agreement allows us to make working capital borrowings under our amended and restated credit facility to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. We will be required to reduce all working capital borrowings under the credit agreement to zero for a period of at least 15 consecutive days once each 12 month period. Any working capital borrowings by us to make distributions will reduce the amount of working capital borrowings we can make for operating our business. For more information, please read "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Second Amended and Restated Credit Facility."

Cost reimbursements due our general partner and its affiliates will reduce available cash for distribution to you.

        Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. All of our employees, including vessel crews, are employees of subsidiaries of our general partner. On a pro forma basis as if our initial public offering and the related transactions had been completed on January 1, 2003, we would have reimbursed our general partner $33.3 million and $25.3 million for the years ended December 31, 2004 and 2003, respectively. We estimate that we will reimburse our general partner $35.0 million in the year ended December 31, 2005. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to you.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

        As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the "control" of our business. Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

The control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders so long as the third party satisfies the citizenship requirements of the Jones Act. Furthermore, there is no restriction in the partnership agreement on the ability of the members of our general partner from transferring their respective membership interests in our general partner to a third party that satisfies the citizenship requirements of the Jones Act. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers of our general partner.

The members of United States Shipping Master LLC, including our executive officers, and their affiliates may engage in activities that compete directly with us.

        Sterling/US Shipping L.P., the principal member of United States Shipping Master LLC, the other members of United States Shipping Master and their respective partners, affiliates and the funds they manage or may manage, or management, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Only United States Shipping Master and its controlled affiliates are subject to certain noncompete provisions. In addition, Calvin Chew, Paul Gridley and Jeff Miller, our executive vice president, chairman and chief executive officer and vice president—chartering, respectively, own and operate two barges engaged in the transportation of chemical products. Under their employment agreements, Messrs. Chew, Gridley and Miller are not prohibited from acquiring and operating additional tank barges of less than 15,000 deadweight tons under specified circumstances. Please read "—Risks Inherent in Our Business—We depend on key personnel for the success of our business and some of those persons face conflicts in the allocation of their time to our business," "Item 11. Executive Compensation—Employment Agreements" and "Item 14. Certain Relationships and Related Party Transactions—Omnibus Agreement—Noncompetition."

The price of our units may fluctuate significantly, and you could lose all or part of your investment.

        There are only 6,899,968 publicly traded common units. We do not know the extent to which investor interest will lead to the development of a trading market or how liquid that market might be. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

  •
  our quarterly distributions;

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  loss of a large customer;

  •
  announcements by us or our competitors of significant contracts or acquisitions;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  general economic conditions;

  •
  the failure of securities analysts to cover our common units after this offering or changes in financial estimates by analysts;

  •
  future sales of our common units; and

  •
  the other factors described in these "Risk Factors."

We will incur increased costs as a result of being a public partnership.

        We became a publicly traded partnership in November 2004 and have a limited history operating as a public partnership. As a public partnership, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a public partnership, we are required to have three independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public partnership reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

        The anticipated after-tax benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of the common units.

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

We have a subsidiary that will be treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

        We will conduct the operations of the Chemical Pioneer through a subsidiary that is organized as a corporation. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to you. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to you would be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any contest will be borne by our unitholders and our general partner.

        We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

        You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that result from your share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected.

        If you sell your common units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price you receive is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to you.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Recent legislation treats net income derived from the ownership of certain publicly traded partnerships (including us) as qualifying income to a regulated investment company. However, this legislation is only effective for taxable years beginning after October 22, 2004, the date of enactment. For taxable years beginning prior to the date of enactment, very little of our income will be qualifying income to a regulated investment company. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and

non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

You will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.

        In addition to federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will initially conduct business in New Jersey and New York, which impose state income taxes. We may own property or conduct business in other states or foreign countries in the future. It is your responsibility to file all federal, state and local tax returns.

The sale or exchange of 50% or more of our capital and profits interests will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during 2004, a 1% change in our variable interest rates would have increased our interest expense by $0.8 million, after taking into effect the interest rate swap agreement we had in effect during 2004 as described below.

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

        We had two open interest rate swap agreements as of December 31, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at December 31, 2004:

Notional amount	$34,625,000
Fixed rate paid	5.15%
Variable rate received	3.975%
Effective date	12/31/02
Expiration date	12/29/06
Notional amount	$60,062,500
Fixed rate paid	5.9075%
Variable rate received	3.975%
Effective date	4/19/04
Expiration date	12/31/08

ITEM 8.    FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

        The financial statements set forth on pages F-1 to F-28 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, procedures were effective in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within the Partnership during the period in which this report was being prepared.

        There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        US Shipping General Partner LLC, as the general partner of U.S. Shipping Partners L.P., manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.

        Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee.

        We are managed and operated by the directors and officers of our general partner. All of our operating personnel are employees of an affiliate of our general partner. Messrs. Gridley, Chew and Miller, our chairman and chief executive officer, executive vice president and vice president-chartering, respectively, will devote a majority of their time to managing our business and affairs. Our remaining officers will spend all of their business time managing our business and affairs.

        The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with US Shipping General Partner LLC
Paul B. Gridley	52	Chairman, Chief Executive Officer and Director
Joseph P. Gehegan	59	President and Chief Operating Officer and Director
Albert E. Bergeron	38	Vice President—Chief Financial Officer
Calvin G. Chew	60	Executive Vice President
Alan E. Colletti	59	Vice President—Operations
Jeffrey M. Miller	50	Vice President—Chartering
Bryan S. Ganz	46	Director
William M. Kearns, Jr.	69	Director
M. William Macey, Jr.	51	Director
Douglas L. Newhouse	51	Director
Ronald L. O'Kelley	59	Director

        Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

        Paul B. Gridley is chairman of the board of directors of our general partner and chief executive officer of our general partner and has served as chairman and chief executive officer of United States Shipping Master LLC since it was formed in July 2002. Since June 2001, Mr. Gridley has also served as managing member of three entities, or Barge Companies, that own and operate two barges of less than 6,000 dwt that transport non-petroleum products. From June 1998 to June 2001, he was a private investor and a director of Marine Transport Corporation. From 1989 until its sale in 1998, Mr. Gridley was principal owner, president and vice chairman of Marine Transport Lines, Inc., one of the largest U.S.-based owners and operators of specialized chemical and petroleum tanker vessels. Prior to the purchase of MTL in 1989, Mr. Gridley was senior vice president in the investment banking division of Lehman Brothers, co-heading the transportation banking practice.

        Joseph P. Gehegan is president and chief operating officer and a director of our general partner and has served as president and chief operating officer of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Mr. Gehegan was employed in various capacities for Hess from 1979 to 2002, most recently serving as vice president of marine operations and commercial ship utilization. From 1972 to 1979, Mr. Gehegan was employed in various capacities by Amoco, most recently as vice president of marine operations. Mr. Gehegan is a graduate of the U.S. Merchant Marine Academy and immediately following graduation worked aboard Jones Act merchant ships as an officer for three years.

        Albert E. Bergeron is vice president-chief financial officer of our general partner and has served as vice president-chief financial officer of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Mr. Bergeron served in various capacities for Hess from January 1996 to September 2002, including Divisional Controller of Domestic Shipping Accounting and Senior Accountant of International Exploration and Production. Prior to joining Hess, Mr. Bergeron was a senior accountant at Iroquois Gas, a natural gas pipeline company, from 1991 until December 1995. Prior to joining Iroquois, Mr. Bergeron worked for PricewaterhouseCoopers LLP from 1989 to 1991. Mr. Bergeron is a certified public accountant.

        Calvin G. Chew is executive vice president of our general partner and has served as vice chairman and executive vice president of United States Shipping Master LLC since it began operations in September 2002. Since June 2001, Mr. Chew has also served in various capacities with the Barge Companies. Mr. Chew retired from Shell Oil Company in June 1998 after serving in various capacities for over 28 years, including senior management positions in their supply trading and marine organizations, most recently as vice president-Pecten Trading.

        Alan E. Colletti is vice president-operations of our general partner and has served as vice president-operations of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Prior to joining us, Mr. Colletti served in various management capacities at Hess from 1988, including Manager of the Marine Department and Manager of Engineering. Prior to joining Hess, Mr. Colletti served as Vice President of Operations at Ultramarine Transport Corporation (formerly Pittston Marine) for six years. Mr. Colletti has also served as a licensed power engineer for Public Service Electric and Gas Company, a project engineer and manager for Stone & Webster, an engineering manager for the Power Authority of the State of New York and an attorney for Lamorte Burns. Mr. Colletti is a graduate of the U.S. Merchant Marine Academy and served for five years in the United States Merchant Marine as an engineer officer aboard Jones Act merchant vessels. Mr. Colletti is a graduate of St. John's University School of Law and a member of the New York State Bar.

        Jeffrey M. Miller is vice president-chartering of our general partner and has served as vice president-chartering of United States Shipping Master LLC since September 2002. Prior to joining United States Shipping Master LLC, Mr. Miller was employed in various capacities for Marine Transport Lines, Inc. from 1985 to 2002, most recently serving as Vice President of Chartering. Mr. Miller is a graduate of the U.S. Merchant Marine Academy and worked aboard Jones Act merchant vessels in various positions for ten years. Mr. Miller also serves in various capacities with the Barge Companies.

        Bryan S. Ganz joined the board of directors of our general partner in February 2005. Mr. Ganz has been president and chief executive officer of Galaxy Tire & Wheel, Inc., a manufacturing company, since 2001 and served as chief operating officer from 1992 to 2000. Mr. Ganz founded Paramount Capital Group, an investment advisory firm, in 1983 and served as president until 1990. Mr. Ganz is a graduate of Columbia School of Law and Georgetown University.

        William M. Kearns, Jr. is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since September 2002. Mr. Kearns has been President of W.M. Kearns & Co., Inc., a private investment company, since 1994, chairman and co-chief executive officer of Keefe Managers, LLC, a money management firm, since 2002, and vice chairman, Keefe Managers, Inc., a money management firm, from 1998 to 2002. Mr. Kearns was a managing director of Lehman Brothers, an investment bank, and its predecessor firms from 1962 to 1994. Mr. Kearns is a director of Selective Insurance Group, Inc. and Transistor Devices, Inc., a senior advisor to Proudfoot

Consulting, PLC, and a trustee of EQ Advisors Trust (AXA Equitable Life Insurance Company), and AXA Enterprise Funds Trust (AXA Financial).

        M. William Macey, Jr. is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is a co-founder and managing partner of Sterling Investment Partners, L.P., a private equity fund investing in middle-market companies. Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Macey was a partner and co-founder of Sterling Ventures Limited, or SVL, a company formed in 1991 to sponsor private equity investments. Prior to co-founding SVL, Mr. Macey was a managing director of Asian Oceanic Group, an international merchant bank headquartered in Hong Kong, from 1990 to 1991. Previously, Mr. Macey was a managing director in the mergers and acquisitions group of Smith Barney, Harris Upham & Co.

        Douglas L. Newhouse is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is co-founder and managing partner of Sterling Investment Partners, L.P. Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Newhouse was a partner and co-founder of SVL. Prior to co-founding SVL in 1991, Mr. Newhouse was president of Middex Capital Corp., which specialized in the acquisition of middle market companies, from 1990 to 1991. Prior to his employment with Middex, Mr. Newhouse was a senior vice president in the corporate finance department of Lehman Brothers.

        Ronald L. O'Kelley joined the board of directors of our general partner in October 2004. Mr. O'Kelley has been chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company, since 2002. Mr. O'Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He also served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975.

Meetings and Committees of the Board of Directors

        US Shipping General Partner LLC's board of directors held no meetings between November 3, 2004, the date of our initial public offering, and December 31, 2004.

Audit Committee

        US Shipping General Partner LLC has a standing audit committee comprising of Messrs. Ganz, Kearns and O'Kelley. The board of directors of US Shipping General Partner LLC has determined that Messrs. O'Kelley and Ganz are independent within the meaning of the listing standards of the New York Stock Exchange. In compliance with these standards, the audit committee is required to have a third independent member by November 3, 2005, whom we are in the process of identifying. In addition, the board of directors has determined that Mr. O'Kelley is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

        The primary responsibilities of the audit committee are to assist the board of directors of our general partner in overseeing (1) the integrity of our financial statements, (2) our independent auditor's qualifications, independence, and performance, (3) reviewing procedures for internal auditing and the adequacy of our internal accounting controls, and (4) our compliance with legal and regulatory requirements. The audit committee has the sole authority to appoint, retain, and terminate our independent auditor, which reports directly to the audit committee.

        The audit committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of our concerns regarding questionable accounting or auditing matters.

Compensation Committee

        US Shipping General Partner LLC has a standing compensation committee comprising Messrs. Kearns, Newhouse, and O'Kelley. The compensation committee, among other tasks, determines and approves the officers' compensation and benefits.

Director Independence

        The board of directors of US Shipping General Partner LLC has determined that Messrs. Ganz and O'Kelley are independent within the meaning of the listing standards for general independence of the New York Stock Exchange. Under the listing standards, the audit committee is required to have a third independent member by November 3, 2005, whom we are in the process of identifying. The standards for audit committee membership include additional requirements under SEC rules.

        The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence.

Code of Business Conduct and Ethics

        The board of directors of US Shipping General Partner LLC has adopted a code of business conduct and ethics for all employees, including our principal executive officer and principal financial and accounting officer. If any amendments are made to the code or if our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of our executive officers, we will disclose the nature of such amendment or waiver on our website (www.usslp.com) or in a current report on Form 8-K.

Corporate Governance Guidelines

        The board of directors of our general partner has also adopted corporate governance guidelines in accordance with the New York Stock Exchange listing requirements.

Availability of Corporate Governance Documents

        Copies of board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.usslp.com and in print upon written request to the Secretary, US Shipping General Partner LLC, 399 Thornall Street, 8th Floor, Edison, NJ 08818.

Executive Sessions of the Board of Directors

        Messrs. Ganz, Kearns, Macey, Newhouse and O'Kelley, who are non-management directors of our general partner, will meet at regularly scheduled executive sessions without management. These meetings will be chaired by each of these directors on a rotating basis. Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, 399 Thornall Street, 8th Floor, Edison, NJ 08818.

        Messrs. Ganz, and O'Kelley, who are independent, non-management directors of our general partner, will meet at least annually in executive sessions without management and other directors. These meetings will be chaired by Mr. O'Kelley. Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, 399 Thornall Street, 8th Floor, Edison, NJ 08818.

Reimbursement of Certain Expenses to our General Partner

        Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. From November 3, 2004, the date of our initial public offering, to December 31, 2004, these reimbursed expenses totaled approximately $6.7 million.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% unitholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms.

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required by those persons, we believe that during the year ending December 31, 2004, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Compensation of Directors

        Messrs. Ganz, Kearns, and O'Kelley receive a quarterly fee of $10,000 in consideration of their services as director of our general partner. All directors of our general partner are reimbursed for their out-of-pocket expenses in connection with their services on the board. Our officers or employees who also serve as directors and Messrs. Macey and Newhouse do not receive additional compensation.

ITEM 11.    EXECUTIVE COMPENSATION

        U.S. Shipping Partners L.P. and our general partner were formed in July 2004.

        The following table sets forth all compensation to our chief executive officer and our four other most highly compensated executive officers by our operating entities during 2004. We refer to these executives as the "named executive officers" elsewhere in this filing.

Summary Compensation Table

Name and Principal Position	Annual Salary	Bonus	All Other Compensation(1)
Paul B. Gridley	$319,500	$353,334	—
Chairman and Chief Executive Officer
Joseph P. Gehegan	$356,500	$313,334	$8,200
President and Chief Operating Officer
Alan E. Colletti	$253,417	$713,333	$8,200
President and Chief Operating Officer
Jeffrey M. Miller	$209,500	$213,333	$8,200
Vice President—Chartering
Albert E. Bergeron	$208,250	$693,333	$8,200
Vice President—Chief Financial Officer

(1)
Consists of matching contributions by our operating entities under a 401(k) plan.

        Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron received a bonus of $133,333, $93,333, $33,333, $53,333 and $33,333, respectively, in connection with our acquisition of the Charleston, and received a bonus of $220,000, $220,000, $680,000, $160,000 and $660,000, respectively, upon the completion of the initial public offering.

        All matters concerning executive officer compensation for 2004 were addressed by the entire board of directors of United States Shipping Master LLC. Currently, Mr. Gridley and Mr. Gehegan are both directors of US Shipping General Partner LLC and executive officers of United States Shipping Master LLC.

        None of our operating entities granted options to any of our officers, employees or managers.

Employment Agreements

        In connection with our initial public offering, USS Vessel Management, Inc., a subsidiary of our general partner, entered into amended and restated employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron, as well as Mr. Chew, our executive vice president. Each of Messrs. Gehegan, Colletti and Bergeron is required to devote all of his business time to managing our business. Each of Messrs. Gridley, Miller and Chew are required to devote a majority of his time to managing our business.

        Under their respective employment agreements, Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron and Chew each is entitled to receive initial annual salaries of $417,000, $389,000, $295,500, $257,000, $249,500 and $204,000, respectively, upon the closing of the initial public offering. Each of the employment agreements provides for bonuses to be paid at the discretion of the board of directors.

        The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron and Chew provide for an initial term expiring in October 2007. Each of the employment agreements will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days' prior written notice of its intent not to renew the agreement.

        In the event we terminate the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron or Chew without "justifiable cause" or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for "good reason", he will be entitled to:

  •
  monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the "severance period"); and

  •
  continue to participate, at our expense, in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

        If during negotiations regarding or within two years following a change in control of our general partner or U.S. Shipping Partners L.P. the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron or Chew is terminated without "justifiable cause" or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for "good reason", we will pay severance equal to three times his then annual salary and target bonus.

        "Justifiable cause" refers to the occurrence of one or more of the following specified events:

  •
  the executive's repeated failure or refusal to attempt to perform his duties pursuant to, or executive's breach of, the employment agreement where such conduct or breach has not ceased or been remedied within 15 days following written warning;

  •
  the executive's performance of any act or his failure to act, for which if such executive were prosecuted and convicted, a crime or offense involving our money or property, or which would constitute a felony in the jurisdiction involved, would have occurred;

  •
  the executive's performance of any act or his failure to act which constitutes, in the reasonable good faith determination of the board of directors, dishonesty, fraud or a breach of a fiduciary trust, including without limitation misappropriation of funds;

  •
  any intentional unauthorized disclosure by the executive to any person, firm or corporation other than any of our affiliates and their respective directors, managers, officers and employees, of any confidential information or trade secret related to us or our affiliates;

  •
  any attempt by the executive to secure any personal profit (other than through his ownership of units of United States Shipping Master LLC) in connection with our business and the business of our affiliates (for example, without limitation, using our assets to pursue other interests, diverting any business opportunity belonging to us or our affiliates to himself or to a third party, insider trading or taking bribes or kickbacks);

  •
  the executive's engagement in a fraudulent act to the material damage of us or our affiliates;

  •
  the executive's illegal use of controlled substances;

  •
  the executive's engagement in conduct or activities materially damaging to the property, business or reputation of us or our affiliates, as determined in reasonable good faith by the board of directors (except this provision does not apply in the case of Mr. Gridley);

  •
  any act or omission by the executive involving malfeasance or gross negligence in the performance of the executive's duties to the material detriment of us or our affiliates, as determined in reasonable good faith by the board of directors; or

  •
  the entry of any order of a court that remains in effect and is not discharged for a period of at least sixty (60) days, which enjoins or otherwise limits or restricts the performance by the executive under the employment agreement, relating to any contract, agreement or commitment made by or applicable to the executive in favor of any former employer or any other person.

        "Good reason" means

  •
  any material diminution of executive's duties;

  •
  any change in executive's reporting relationship that removes the executive from reporting to our president (our chief executive officer in the case of Mr. Gehegan and the board of directors of our general partner in the case of Mr. Gridley);

  •
  any change in executive's or another person's duties that provides such other person with substantially all the duties currently provided to executive; or

  •
  requiring executive to generally work at a location not within a 50 mile radius of Metro Park, New Jersey (Manhattan, New York in the case of Mr. Gridley).

        Each of the employment agreements referred to above includes a noncompetition provision applicable:

  •
  for a period of two years from the date of termination if the executive's employment is terminated for justifiable cause or disability (three years in the case of Mr. Gridley);

  •
  for a period of two years following the executive's voluntary termination of his employment other than for good reason or his election not to renew his employment agreement (three years in the case of Mr. Gridley); or

  •
  for the severance period, if we terminate the executive's employment other than for justifiable cause or disability or the executive terminates his employment for good reason or if his employment is terminated as a result of our election not to renew his employment agreement.

However, if we fail to pay severance or expense amounts to the executive as required by the employment agreement, the noncompetition provision will no longer apply.

        The employment agreements of Messrs. Chew, Gridley and Miller provide that their current engagement in the transportation of chemical products in two tank barges of less than 20,000 deadweight tons, other than transportation of petroleum or petroleum products, is not a violation of the non-compete provisions of the employment agreement as long as either (1) he engages in such business on a continuous basis or (2) if he does not engage in such business on a continuous basis, we are not engaged in such business at the time he decides to reenter such business. Pursuant to these provisions, Messrs. Chew, Gridley and Miller currently own and operate two Jones Act barges that transport caustic soda and calcium chloride under contracts with third parties. In addition, Messrs. Chew, Gridley and Miller are permitted under their employment agreements to acquire and operate additional tank barges of less than 15,000 deadweight tons in the transportation of chemical products, other than transportation of petroleum or petroleum products, provided that if at any time more than 50% of the income to be generated by such barge in a six-month period is expected to be "qualifying income," then they must offer us the opportunity to acquire such tank barge.

401(k) Plan

        US Shipping General Partner LLC maintains a 401(k) Plan. The plan permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. US Shipping General Partner LLC may make a discretionary matching contribution to the plan for each eligible employee equal to 4% of an employee's pre-tax annual compensation up to $8,200 in 2004, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of employment with the company. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Long-Term Incentive Plan

        US Shipping General Partner LLC adopted the U.S. Shipping Partners L.P. Long-Term Incentive Plan for employees, consultants and directors of US Shipping General Partner LLC and employees and consultants of its affiliates who perform services for US Shipping General Partner LLC and its subsidiaries. The long-term incentive plan provides for: restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The long-term incentive plan currently permits the issuance of an aggregate of 689,997 units. The plan will be administered by the compensation committee of the board of directors of US Shipping General Partner LLC.

        US Shipping General Partner LLC's board of directors in its discretion may terminate, suspend or discontinue the long-term incentive plan at any time with respect to any award that has not yet been granted. US Shipping General Partner LLC's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

Restricted Units and Phantom Units.

        A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The compensation committee may determine to make grants under the plan of restricted units and phantom units to employees, consultants and directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units and phantom units granted to employees, consultants and directors will vest. The committee may base its determination upon the achievement of specified financial objectives.

        If a grantee's employment, service relationship or membership on the board of directors terminates for any reason, the grantee's restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of phantom units may be common units acquired by US Shipping General Partner LLC on the open market, common units already owned by US Shipping General Partner LLC, common units acquired by US Shipping General Partner LLC directly from us or any other person or any combination of the foregoing. US Shipping General Partner LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to phantom units.

        We intend the issuance of restricted units and common units upon the vesting of the phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, at this time it is not contemplated that plan participants will pay any consideration for restricted units or common units they receive, and at this time we do not contemplate that we will receive any remuneration for the restricted units and common units.

Unit Options, Unit Appreciation Rights and Other Unit-Based Rights.

        The long-term incentive plan permits the grant of options covering common units, the grant of unit appreciation rights and other awards based on common units. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash, or a combination thereof, as determined by the compensation committee in its discretion. Other unit-based awards may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, common units or factors that may influence the value of common units, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units, awards with value and payment contingent upon performance of U.S. Shipping Partners L.P. or business units thereof or any other factors designated by the compensation committee, and awards valued by reference to value of securities of or the performance of specified affiliates or other business units. Cash awards, as an element of or supplement to any other award under the long term incentive plan, may also be granted. The compensation committee will be able to make grants of unit options, unit appreciation rights and other unit-based awards under the plan to employees, consultants and directors containing such terms as the committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee.

        Upon exercise of a unit option (or a unit appreciation right settled in common units) or settlement of an other unit-based award in common units, US Shipping General Partner LLC will acquire common units on the open market or directly from us or any other person or use common units already owned by US Shipping General Partner LLC, or any combination of the foregoing. US Shipping General Partner LLC will be entitled to reimbursement by us for the difference between the cost incurred by US Shipping General Partner LLC in acquiring these common units and the proceeds received from a participant at the time of exercise. Thus, the cost of the unit options (or a unit appreciation right settled in common units) in connection with the settlement of an other unit-based award will be borne by us. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units) or settlement of an other unit-based award in common units, the total number of common units outstanding will increase, and US Shipping General Partner LLC will pay us the proceeds it receives from an optionee upon exercise of a unit option in connection with the settlement of an other unit-based award. The availability of unit options and unit appreciation rights is intended to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.

Annual Incentive Plan

        US Shipping General Partner LLC has adopted the US Shipping General Partner LLC Annual Incentive Compensation Plan. The annual incentive plan is designed to enhance the performance of our key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. A participant's designated level of participation, or target bonus, will be determined under criteria established or approved by the compensation committee for that fiscal year or designated performance period. Levels of participation may vary according to a participant's position and the relative impact such participant can have on U.S. Shipping Partner L.P.'s and/or its affiliates' operations. The amount of target bonus a participant may receive for any fiscal year, if any, will depend upon the performance level achieved (unless waived) for that fiscal year. Awards typically will be determined after the end of the fiscal year or designated performance period. Awards will be paid in cash annually, unless otherwise determined by the compensation committee. The compensation committee will have the discretion to reduce (but not to increase) some or all of the amount of any award that otherwise would be payable by reason of the satisfaction of the applicable performance targets; provided, however, that the exercise of such discretion with respect to one participant may not be used to increase the amount of any award otherwise payable to another participant. The termination of a participant's employment for any reason prior to payout of an award under the annual incentive plan will result in the participant's forfeiture of any such award, unless and to the extent waived by the compensation committee. The board of directors of US Shipping General Partner LLC may amend or terminate the annual incentive plan at any time. We will reimburse US Shipping General Partner LLC for payments and costs incurred under the plan.

Unit Purchase Plan

        We have adopted a unit purchase plan for our employees. The number of common units initially available for purchase under this plan is 250,000. The unit purchase plan is intended to serve as a means of encouraging participants to invest in common units and to encourage participants to devote their best efforts to the business of the partnership. We will pay the brokerage commissions, transfer taxes and other costs and expenses of the plan. All common units acquired under the plan will be subject to a one-year holding period from the date of purchase. Notwithstanding the foregoing, participants may sell common units acquired under the unit purchase plan at any time, subject to applicable law or contractual restriction. However, if a participant sells or otherwise disposes of his common units during this one-year holding period, the participant will thereafter be precluded from participating in the unit purchase plan until the first unit purchase period following the first anniversary of the date of the pledge, transfer, sale or other distribution of common units. The plan is administered by the compensation committee of the board of directors of our general partner. The plan may be terminated at any time by the board of directors of our general partner and will automatically terminate when all of the available common units under the plan have been purchased. The plan may be amended from time to time by the board of directors of our general partner, subject to unitholder approval if required.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of common units of U.S. Shipping Partners L.P. of (i) beneficial owners of 5% or more of such units, (ii) each director and named executive officer of US Shipping General Partner LLC and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of all persons and entities listed below is c/o U.S. Shipping Partners L.P., 399 Thornall Street, 8th Floor, Edison, New Jersey 08837.

Name of Beneficial Owner	Common Units	Percentage of Common Units	Subordinated Units	Percentage of Total Subordinated Units	Percentage of Total Common and Subordinated Units
United States Shipping Master LLC(1)	—	—	6,899,968	100%	50%
Sterling/US Shipping L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(2)	—	—	6,899,968	100%	50%
Neuberger Berman, Inc. 605 Third Avenue New York, NY 10158(3)	661,450	9.6%	—	—	4.8%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067(4)	641,700	9.3%	—	—	4.7%
Albert E. Bergeron(5)	7,500	*	—	—	*
Alan E. Colletti(6)	16,000	*	—	—	*
Bryan Ganz	2,500	*	—	—	*
Joseph P. Gehegan(7)	15,000	*	—	—	*
Paul B. Gridley(8)	29,300	*	—	—	*
M. William Kearns, Jr. 40 Wantage Avenue Branchville, NJ 07890(9)	10,000	*	—	—	*
M. William Macey, Jr. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(10)	—	—	—	——
Jeffrey M. Miller(11)	4,000	*	—	—	*
Douglas Newhouse c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(12)	—	—	—	——
Ronald O'Kelley	1,000	*	—	—	*
All directors and executive officers as a group (10 persons)(13)	85,300	1.2%	—	—	*

*
Less than 1%.

        US Shipping General Partner LLC, a wholly owned subsidiary of US Shipping Master LLC, owns a 2% general partner interest in us. The General Partner has incentive distribution rights which represent the right to receive an increasing quarterly percentage of quarterly distributions in excess of specified amounts.

(1)
United States Shipping Master LLC ("Shipping Master") owns 100% of our general partner. Shipping Master is the indirect beneficial owner of the general partner interest in us and the incentive distribution rights owned by our general partner. Of the subordinated units owned by Shipping Master, 5,272,341 units are classified as class A subordinated units and 1,627,627 units are classified as class B subordinated units.

(2)
Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than the securities attributable to its membership in Shipping Master. This shall not be deemed an admission that Sterling/US Shipping L.P. is the beneficial owner of the securities.

(3)
Information is based on the Schedule 13G filed by Neuberger Berman, Inc. and Neuberger Berman LLC (collectively "Neuberger Berman") on February 17, 2005. The Schedule 13G notes that Neuberger Berman is deemed the beneficial owner of these common units because it has sole dispositive power with respect to 598,175 common units and shared dispositive power with respect to 661,450 common units.

(4)
Information is based on the Schedule 13G filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne (collectively "Kayne") on February 10, 2005. Kayne has shared voting and shared dispositive power with respect to those common units.

(5)
Under Shipping Master's operating agreement, Mr. Bergeron owns a (a) 0.69% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 2.91% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Bergeron will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Bergeron will only receive these amounts on conversion of class A subordinated units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received if such payments had commenced at closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(6)
Under Shipping Master's operating agreement, Mr. Colletti owns a (a) 0.84% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 3.54% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had the payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(7)
Under Shipping Master's operating agreement Mr. Gehegan owns a (a) 3.89% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 16.51% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gehegan will have the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(8)
18,000 of these units are held by Mr. Gridley's spouse and 9,000 of these units are held by Mr. Gridley's minor children. Mr. Gridley disclaims beneficial ownership of the units beneficially owned by his children. Pursuant to Shipping Master's operating agreement, Mr. Gridley owns a (a) 12.14% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 51.47% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Also, Mr. Gridley has the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Gridley will only receive these amounts on the conversion of class A units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced as of the closing of our initial public offering. Mr. Gridley will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(9)
Pursuant to Shipping Master's operating agreement, Mr. Kearns owns a (a) 0.53% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) a 0.70% pecuniary interest in the class A subordinated units directly owned by Shipping Master.

(10)
Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master. As a member of the general partner of Sterling/US Shipping L.P., Mr. Macey has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P. Mr. Macey disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than the securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Macey is the beneficial owner of the securities.

(11)
Under Shipping Master's operating agreement, Mr. Miller owns a (a) 4.35% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 18.45% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on common and subordinated units in excess of the minimum quarterly distribution. He will only receive such amounts on the conversion of the class A units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(12)
Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master. As a member of the general partner of Sterling/US Shipping, Mr. Newhouse has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P. Mr. Newhouse disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Newhouse is the beneficial owner of the securities.

(13)
See notes 5, 6, 7, 8, 9, 10, 11 and 12. Under Shipping Master's operating agreement Mr. Chew owns a (a) 0.84% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 3.54% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Chew will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Chew will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. Mr. Chew will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        United States Shipping Master LLC, the owner of our general partner, owns 6,899,968 subordinated units representing a direct 49% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

        We expect to distribute 98% of our available cash to our unitholders, including United States Shipping Master LLC as holders of an aggregate of 6,899,968 subordinated units, and the remaining 2% of our available cash to our general partner, which is a wholly-owned subsidiary of United States Shipping Master LLC. If distributions exceed the $0.45 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights". Please read "Cash Distribution Policy—Incentive Distribution Rights" in Item 5 of this report. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of approximately $0.5 million on its 2% general partner interest and United States Shipping Master LLC would receive an annual distribution of approximately $12.4 million on its subordinated units.

        Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner determines the amount of these expenses. From November 3, 2004, the date of our initial public offering, to December 31, 2004, these reimbursed expenses totaled approximately $6.7 million.

        If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

        Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements Governing the Initial Public Offering

        We, our general partner, our operating company and other parties entered into various documents and agreements that effected transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of our initial public offering. These agreements were not the result of arm's-length negotiations, and they, or any of the transactions that they provide for, were not necessarily effected on terms as favorable to the parties to these agreements as could have been if obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with vesting assets into our subsidiaries, were paid from the proceeds of the initial public offering.

Omnibus Agreement

        At the closing of the initial public offering, we entered into an omnibus agreement with United States Shipping Master LLC, our general partner and our operating partnership.

Noncompetition

        Under the omnibus agreement, U.S. Shipping Partners L.P. agreed, and agreed to cause its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of providing marine transportation services or any activities that generate qualifying income for federal income tax purposes. Sterling Investment Partners, L.P., non-management co-investors and their affiliates (other than United States Shipping Master LLC) are not prohibited from engaging in activities in which they compete directly or indirectly with us or from owning assets or engaging in businesses that compete directly or indirectly with us.

Indemnification

        Under the omnibus agreement, United States Shipping Master LLC agreed to indemnify us after the closing of the initial public offering for a period of five years against certain environmental and toxic tort liabilities in excess of $500,000 associated with the operation of the assets before the closing date of our initial public offering. Liabilities resulting from a change in law after the closing of our initial public offering are excluded from the environmental indemnity. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by United States Shipping Master LLC for the environmental and toxic tort liabilities.

        United States Shipping Master LLC will also indemnify us for liabilities related to:

  •
  certain defects in title to the assets contributed to us and failure to obtain certain consents and permits necessary to conduct our business that arise prior to November 3, 2006; and

  •
  certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time they were contributed.

Tax Payment Loan

        Under the omnibus agreement, our general partner will lend us an amount equal to the lesser of (1) $770,000 or (2) the 2005 estimated tax liability of our subsidiary that owns the Chemical Pioneer. The loan will bear interest at the minimum applicable federal rate. The loan is due on December 31, 2014, although we are obligated to repay the loan beginning in 2007 to the extent that the revenues less the vessel operating expenses and voyage expenses of our subsidiary that owns the Chemical Pioneer exceeds specified levels. Under the terms of our partnership agreement, the loan amounts received from our general partner are included in the definitions of basic surplus and adjusted basic surplus. At December 31, 2004, no loan has been made.

Amendments

        The omnibus agreement may not be amended without the prior approval of the conflicts committee if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

Professional Services Agreements

        Two of our subsidiaries were each parties to a professional services agreement with Sterling Investment Partners Advisors, LLC, or Sterling Advisors, an affiliate of the principal equity owner of United States Shipping Master LLC. Messrs. Macey and Newhouse, two of the directors of our general partner, are managing members of Sterling Advisors. In the agreements, Sterling Advisors agreed to consult with the board of managers and management of Shipping and Chemical Shipping on business and financial matters, including:

  •
  developing and implementing corporate strategy;

  •
  budgeting future corporate investments;

  •
  developing acquisition and divestiture strategies;

  •
  subsequent debt and equity financings; and

  •
  achieving liquidity for each company's members, including by way of public offering or sale of the companies.

        Under the terms of the professional services agreement, we agreed to pay Sterling Advisors an annual fee of $600,000. Sterling Advisors was also entitled to specified fees in connection with certain merger and acquisition and financing transactions. We were also required to reimburse Sterling Advisors for its reasonable travel and other direct out-of-pocket expenses. The professional services agreements terminated on November 3, 2004, in connection with the closing of the initial public offering and upon the payment of $3.7 million to Sterling Advisors by United States Shipping Master LLC.

        Pursuant to these agreements, we paid Sterling Advisors a transaction fee of $350,000 in 2003 in connection with the acquisition of the Chemical Pioneer and financing of that acquisition, and a transaction fee of $1,050,000 in April 2004 in connection with the refinancing of our prior credit arrangements and the financing of the acquisition of the Charleston.

Hess Transaction

        In connection with our acquisition of our six ITBs from Hess in September 2002, we paid a transaction fee of $500,000 to W.M. Kearns & Co., Inc., a private investment company affiliated with William Kearns, one of the directors of our general partner. Additionally, in connection with the acquisition of the six ITBs, we paid a transaction fee of $3.6 million to Sterling Advisors.

Equity Investment by Management

        In December 2002, Messrs. Gridley, Gehegan, Chew, Colletti, Miller, Bergeron and Raymond Marquardt, our manager of quality, safety and environmental, advanced funds aggregating $300,000 to a subsidiary of United States Shipping Master LLC to obtain for us an exclusivity period of several months in connection with our negotiations to purchase the Stolt Spirit. These advances were converted into membership interests of the subsidiary in proportion to the dollar amount of each investor's investment. These membership interests were subsequently exchanged for membership interests of United States Shipping Master LLC in May 2003.

United States Shipping Master Voting Arrangement

        The limited liability company agreement of United States Shipping Master LLC requires its members to vote the membership interests held by them to elect the following persons, in addition to certain other nominees, to the board of directors of United States Shipping Master LLC: (i) up to four individuals designated by Sterling/US Shipping L.P., (ii) Mr. Gridley for as long as he is employed by

United States Shipping Master LLC as its chief executive officer and (iii) up to two other persons nominated by the board who are not affiliated with Sterling/US Shipping L.P. The limited liability company agreement also provides that Mr. Gridley will serve as chairman of the board as long as he remains an employee of United States Shipping Master LLC or one of its subsidiaries. During the term of the limited liability company agreement, the holders of common membership interests of United States Shipping Master LLC must vote the common membership interests held by them in the same manner as Sterling/US Shipping L.P. votes its preferred membership interests. In addition, the limited liability company agreement requires that the persons serving as directors of United States Shipping Master LLC be appointed as directors of our general partner.

Management Incentive Interest in Our General Partner

        Our general partner is a wholly-owned subsidiary of United States Shipping Master LLC. Accordingly, the owners of United States Shipping Master LLC will receive all distributions made by us to our general partner in respect of the general partner interests and incentive distribution rights, subject to the rights granted to the executive officers of our general partner described below. The executive officers of our general partner will have the right to receive 10% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a "catch up" payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees and services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2004. Because we were formed in 2004, no amounts are shown for the years ended December 31, 2003 and 2002.

Year ended December 31, 2004 (dollars in thousands)
Audit fees(1)	$1,069
Audit-related fees(2)	105
Tax fees(3)	725
All other fees(4)	2

Total	$1,901

(1)
Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC, including our initial public offering.

(2)
Fees for professional services, including due diligence services, and consultations on financial accounting and reporting standards.

(3)
Fees related to professional services for tax compliance, tax advice and tax planning.

(4)
Fees for online research product.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, following our initial public offering, the audit committee is responsible for preapproving all audit and non-audit services performed by the independent auditor. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2004, no pre-approval requirements were waived.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1) Financial Statements

        See "Index to Financial Statements" set forth on page F-1.

(a)    (2) Financial Statement Schedules

        None.

(a)    (3) Exhibits

Exhibit Number	Description
3.1	Certificate of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).
3.2	Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
3.3	Certificate of Formation of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).
3.4	Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC. (incorporated by reference to Exhibit 3.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.1	Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC. (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.2*	U.S. Shipping Partners L.P. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.3*	U.S. Shipping Partners L.P. Annual Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.4	Omnibus Agreement among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Operating LLC and U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.5†	Support Agreement dated as of September 13, 2002 between Amerada Hess Corporation and USS Chartering LLC (incorporated by reference to Exhibit 10.6 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

10.6*	Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.7	Second Amended and Restated Credit Agreement, dated as of November 3, 2004, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto. (incorporated by reference to Exhibit 10.7 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.8*	Amended and Restated Employment Agreement for Paul B. Gridley. (incorporated by reference to Exhibit 10.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.9*	Amended and Restated Employment Agreement for Joseph P. Gehegan. (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.10*	Amended and Restated Employment Agreement for Calvin G. Chew. (incorporated by reference to Exhibit 10.10 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.11*	Amended and Restated Employment Agreement for Alan Colletti. (incorporated by reference to Exhibit 10.11 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.12*	Amended and Restated Employment Agreement for Jeffrey M. Miller. (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.13*	Amended and Restated Employment Agreement for Albert E. Bergeron. (incorporated by reference to Exhibit 10.13 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
21.1	List of subsidiaries
23.1	Consent of Wilson Gillette & Co.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment was granted for omitted portions.

*
Management contract, compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

U.S. SHIPPING PARTNERS L.P. (Successor to United States Shipping Master LLC)
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004 and 2003 and for the period July 16, 2002 (Inception) through December 31, 2002	F-4
Consolidated Statements of Changes in Partners' Capital/Members' Equity for the years ended December 31, 2004 and 2003 and for the period July 16, 2002 (Inception) through December 31, 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period July 16, 2002 (Inception) through December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7
CATUG GROUP (a Division of Amerada Hess Corporation)
HISTORICAL COMBINED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-21
Combined Statements of Operations for the period January 1, 2002 through September 12, 2002	F-22
Combined Statements of Owner's Net Investment for the period January 1, 2002 through September 12, 2002	F-23
Combined Statements of Cash Flows for the period January 1, 2002 through September 12, 2002	F-24
Notes to Combined Financial Statements	F-25

Report of Independent Registered Public Accounting Firm

To the Partners of U.S. Shipping Partners L.P.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in partners' capital/members' equity and cash flows present fairly, in all material respects, the financial position of U.S. Shipping Partners L.P. (successor to United States Shipping Master LLC) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the period July 16, 2002 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 8, 2005

U.S. Shipping Partners L.P.
(Successor to United States Shipping Master LLC)
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands)

	December 31,
	2004	2003
Assets
Current assets
Cash and equivalents	$30,258	$8,565
Restricted cash	—	502
Accounts receivable, net	6,979	4,443
Prepaid expenses and other current assets	2,450	1,244

Total current assets	39,687	14,754
Vessels and equipment, net	201,923	187,321
Deferred financing costs, net	3,962	3,231
Other assets	1,733	1,764

Total assets	$247,305	$207,070

Liabilities and Partners' Capital/Members' Equity
Current liabilities
Current portion of long-term debt	$1,500	$34,425
Accounts payable	2,945	4,730
Due to affiliates	1,430	—
Deferred revenue	2,325	—
Accrued expenses and other liabilities	3,656	2,098

Total current liabilities	11,856	41,253
Term loan	98,125	80,950
Subordinated note	—	29,000
Advances from Hess	11,387	7,380
Deferred income taxes	2,944	18
Other liabilities	207	745

Total liabilities	124,519	159,346

Commitments and contingencies (Notes 6 and 10)
Partners' Capital/Members' Equity
Partners' Capital/Members' equity	122,993	48,469
Accumulated other comprehensive (loss)	(207)	(745)

Total partners' capital/members' equity	122,786	47,724

Total liabilities and partners' capital/members' equity	$247,305	$207,070

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
(Successor to United States Shipping Master LLC)
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception)
Through December 31, 2002
(in thousands, except for per unit data)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002
Revenues	$122,355	$80,514	$19,713

Operating expenses
Vessel operating expenses	47,119	33,143	7,766
Voyage expenses	20,415	9,889	2,386
General and administrative expenses	10,321	7,153	2,184
Depreciation and amortization	23,945	17,921	5,070

Total operating expenses	101,800	68,106	17,406

Operating income	20,555	12,408	2,307
Interest expense	(9,960)	(10,039)	(2,978)
Loss on debt extinguishment	(6,397)	—	—
Other income	369	136	25

Income (loss) before income taxes	4,567	2,505	(646)
Provision for income taxes	3,119	72	18

Net income (loss)	1,448	2,433	(664)
Other comprehensive income (loss)
Fair market value adjustment of derivatives	538	363	(1,108)

Comprehensive income (loss)	$1,986	$2,796	$(1,772)

General partner's interest in net income (loss)	$(107)	$—	$—
Limited partners' interest:
Net income (loss)	$1,555	$2,433	$(664)
Net income (loss) per unit- basic and diluted	$0.18	$0.31	$(0.09)
Weighted average units outstanding- basic and diluted	8,770	7,800	7,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
(Successor to United States Shipping Master LLC)

Consolidated Statements of Changes in Partners' Capital/Members' Equity

Years Ended December 31, 2004 and 2003 and
Period July 16, 2002 (Inception) Through December 31, 2002

(in thousands)

		Partners' Capital
		Limited Partners
							Accumulated Other Comprehensive Income (Loss)
		Common		Subordinated
	Members' Equity (Predecessor)					General Partner
		Units	$	Units	$			Total
Beginning Balance	$—	—	$—	—	$—	$—	$—	$—
Net (loss) for period	(664)	—	—	—	—	—	—	(664)
Fair market value adjustment of derivatives	—	—	—	—	—	—	(1,108)	(1,108)
Member contributions	40,850	—	—	—	—	—	—	40,850

Balance at December 31, 2002	40,186	—	—	—	—	—	(1,108)	39,078
Net income	2,433	—	—	—	—	—	—	2,433
Fair market value adjustment of derivatives	—	—	—	—	—	—	363	363
Member contributions	5,850	—	—	—	—	—	—	5,850

Balance at December 31, 2003	48,469	—	—	—	—	—	(745)	47,724
Net income for the period January 1, 2004 to November 2, 2004	6,800	—	—	—	—	—	—	6,800
Member contributions	2	—	—	—	—	—	—	2
Member distributions	(15,000)	—	—	—	—	—	—	(15,000)
Adjustment to reflect net assets not contributed to the Partnership	(31,690)	—	—	—	—	—	—	(31,690)
Book value of net assets contributed to the Partnership	(8,581)	900	956	6,900	7,326	299	—	—
Proceeds from initial public public offering of common units, net of offering costs of $15,160	—	6,900	138,364	—	—	—	—	138,364
Redemption of common units	—	(900)	(18,600)	—	—	—	—	(18,600)
Net loss for the period November 3, 2004 to December 31, 2004	—	—	(2,622)	—	(2,623)	(107)	—	(5,352)
Fair market value adjustment of derivatives	—	—	—	—	—	—	538	538

Balance at December 31, 2004	$—	6,900	$118,098	6,900	$4,703	$192	$(207)	$122,786

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
(Successor to United States Shipping Master LLC)
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception)
Through December 31, 2002
(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002
Cash flows from operating activities
Net income (loss)	$1,448	$2,433	$(664)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing	24,745	18,488	5,233
Deferred income taxes	2,895	38	11
Capitalized drydock costs	—	(12,448)	—
Loss on debt extinguishment	6,397	—	—
Provision for accounts receivable	100	—	—
Changes in assets and liabilities
Accounts receivable	(10,553)	(1,217)	(3,226)
Prepaid expenses and other current assets	(1,448)	(174)	(1,070)
Other assets	—	(10)	(1,754)
Accounts payable	(1,785)	3,235	1,495
Deferred revenue	2,325	—	—
Accrued expenses and other liabilities	3,060	270	1,796

Net cash provided by operating activities	27,184	10,615	1,821

Cash flows from investing activities
Proceeds from sale of vessels and equipment	2,000	—	—
Purchase of vessels and equipment	(41,050)	(5,881)	(162,982)
Change in restricted cash	502	(502)	—
Advances from Hess	4,007	5,326	2,054

Net cash (used in) investing activities	(34,541)	(1,057)	(160,928)

Cash flows from financing activities
Member contributions	2	5,850	40,850
Gross proceeds from issuance of common units	153,524	—	—
Redemption of common units held by the predecessor	(18,600)	—	—
Offering expenses	(15,160)	—	—
Proceeds from issuance of term loan	202,500	15,000	130,000
Repayment of debt	(247,250)	(24,375)	(5,250)
Member distributions	(15,000)	—	—
Cash retained by the general partner	(23,038)	—	—
Deferred financing costs	(7,928)	(694)	(3,267)

Net cash provided by (used in) financing activities	29,050	(4,219)	162,333

Net increase in cash	21,693	5,339	3,226
Cash, beginning of period	8,565	3,226	—

Cash, end of period	$30,258	$8,565	$3,226

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$9,160	$9,472	$2,815
Income taxes	17	6	2
Supplemental disclosure of noncash investing and financing activities
Retention of non-cash assets by the general partner	8,652	—	—
Purchase of vessels and equipment financed with debt from Hess	—	—	29,000

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
(Successor to United States Shipping Master LLC)
Notes to Consolidated Financial Statements
Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception)
Through December 31, 2002
(dollars in thousands, except per unit data)

1.     Formation and Nature of Operations

        On July 30, 2004, U.S. Shipping Partners L.P. (the "Partnership") was formed to acquire, own and operate integrated tug barge units ("ITBs") that transport petroleum products and specialty refined petroleum and chemical product, or parcel, tankers ("Parcel Tankers") owned and operated by United States Shipping Master LLC and its subsidiaries, (collectively, the "Predecessor"). The Predecessor has since September 2002 engaged in transportation services between ports in the United States, principally for refined petroleum products and, to a limited extent, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

        On November 3, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the "common units"). In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership. The Partnership's general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

        The transfer to the Partnership of substantially all of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost. The net assets transferred were $31,690 less than the total net assets of the Predecessor due to the retention by the general partner of certain net assets, including cash of $23,038, accounts receivable totaling $7,917, fixed assets of $503, prepaid expenses of $242, accrued expenses of $1,275, affiliate receivables of $1,234 and other assets of $31. The consolidated financial statements included herein are for the Predecessor for all periods prior to November 3, 2004.

        On September 13, 2002, pursuant to an asset purchase agreement, the Predecessor acquired certain assets of the Catug Group, a division of Amerada Hess Corporation ("Hess"), for an aggregate purchase price, including transaction fees, of approximately $193,000. The acquisition was funded by members' contributions, long-term debt and the issuance of a note payable to Hess for $29,000. The purchase price was allocated to the ITBs ($191,529), furniture and equipment ($99) and spare parts inventory ($1,733) at their fair values based on an independent valuation. The fair value of the assets exceeded the purchase price; therefore, no goodwill resulted. The difference was allocated to the ITBs proportionately.

2.     Initial Public Offering

        On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units (including 899,968 common units sold upon exercise of the underwriters' over-allotment option) at a price of $22.25 per unit. Total gross proceeds through December 31, 2004 from this sale were

$153,524. Concurrent with this sale, the Partnership redeemed 899,968 common units held by the Predecessor at a cost of $18,600.

        The proceeds received by the Partnership from the offering and the use of those proceeds are summarized as follows:

Proceeds received:
Sale of 6,899,968 common units at $22.25 per unit	$153,524

Use of proceeds from sale of common units
Underwriting and structuring fees	$10,918
Professional fees and other offering costs	4,242
Repayment of term debt	93,750
Redemption of 899,968 units from United States Shipping Master LLC	18,600
Costs of amending and restating credit facility	1,332
Working capital	24,682

Total use of proceeds:	$153,524

3.     Summary of Significant Accounting Principles

Principles of Consolidation

        These consolidated financial statements are for the Partnership and its wholly-owned subsidiaries. For all periods prior to November 3, 2004, the business was operated by the Predecessor and, therefore, the consolidated financial statements are for the Predecessor for those periods. All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

        The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

        The Partnership earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred. At December 31, 2004, we received an advance payment of $2,325 for freight revenue from a customer. This deferred revenue is classified as a liability until earned.

Vessels and Equipment

        Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs to their mandatory retirement as required by the Oil Pollution Act of 1990 ("OPA 90"), between 2012 and 2014; and 10 years for parcel tankers. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.

Drydocking

        Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance every five years and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers.

Deferred Financing Costs

        Direct costs associated with obtaining long-term financing are deferred and amortized over the terms of the related financing. For the years ended December 31, 2004 and 2003, and the period ended December 31, 2002, the Partnership incurred $7,928, $694, and $3,267, respectively, of deferred financing costs related to the issuance of debt in connection with the acquisition of vessels and equipment. For the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, amortization expense was $800, $567 and $163, respectively. These costs are included in interest expense.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and trade accounts receivable. The Partnership maintains its cash on deposit at a financial institution in amounts that, at times, may exceed insurable limits.

        The Partnership's operations are concentrated in long-haul coastwise marine transportation services, principally for refined petroleum production in the U.S. domestic "coastwise" trade. Events or changes in regulations impacting this industry could have a material impact on the Partnership's operations.

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

        Voyage revenues and accounts receivable for the Partnership's three largest customers approximately consisted of the following:

	Voyage Revenues			Accounts Receivable
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002
BP	27%	52%	62%	13%	1%	15%
Shell	20%	23%	—%	14%	20%	—%
Hess	12%	15%	22%	5%	26%	45%

        Voyage revenues from Hess do not include payments from Hess under the Hess support agreement. Accounts receivable from Hess include accounts receivable under the Hess support agreement.

Long-Lived Assets

        The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset's net book value, then the asset is deemed to be impaired and written down to its fair value.

Derivative Instruments

        The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

Income Taxes

        As a limited liability company, the Predecessor was treated as a partnership for income tax purposes. Accordingly, the Predecessor was generally not subject to federal and state taxes, and its profits and losses were passed directly to its members for inclusion in their respective income tax returns. The Predecessor was subject to certain state franchise taxes.

        One of the Predecessor's subsidiaries, USS Vessel Management Inc., was a corporation and was subject to federal, state and local income taxes, which are reflected in these financial statements. Upon completion of the initial public offering, a subsidiary of the Partnership, Chemical Pioneer Inc., was converted to a corporation and, consequently, is subject to federal, state and local income taxes. Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. As a master limited partnership, the Partnership is generally not responsible for federal and state taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Partnership is subject to certain state franchise taxes.

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our corporate subsidiary, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. We evaluate the recoverability of deferred tax assets and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No such allowance was recorded at December 31, 2004 and December 31, 2003.

Fair Value of Financial Instruments

        The carrying amount of the Partnership's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 2004 and 2003, the net book value of long-term debt approximated its fair value.

Reclassification

        Certain prior period amounts have been reclassified to conform to current year presentation.

Net Income per Unit

        Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner's interest from the issuance date of the units of November 3, 2004, as described below, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units. There were no options or phantom units outstanding during the period ended December 31, 2004. For periods prior to November 3, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

        As required by Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"), the general partner's interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of cash reserves. Unlike available cash, net income is affected by non-cash items, such as deferred tax provisions.

        As described in Note 1 above, the general partner's incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.50 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income did not exceed $0.50 per unit, the assumed distribution of net income does not result in use of the increasing percentages to calculate the general partner's interest in net income for the quarter ended December 31, 2004.

New Accounting Pronouncements

        Financial Accounting Standards Board ("FASB") Interpretation No. 46-R ("FIN 46") Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. Based on the provisions of FIN 46, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Partnership adopted FIN 46 in fiscal 2004, which resulted in no impact on the consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) is effective as of the first interim reporting period that begins after June 15, 2005. The Partnership does not believe the impact of adopting SFAS No. 123(R) will be material.

4.    Vessels and Equipment

        Vessels and equipment consists of the following:

	December 31,
	2004	2003
Vessels	$228,171	$197,171
Capitalized drydock expenditures	12,448	12,448
Construction in-progress	7,929	—
Office furniture and equipment	—	693

Total vessels and equipment	248,548	210,312
Less: Accumulated depreciation	46,625	22,991

Total vessels and equipment, net	$201,923	$187,321

        Depreciation and amortization of vessels and equipment for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 was $23,945, $17,921, and $5,070, respectively. Depreciation includes amortization of drydocking expenditures of $4,974 and $833 for the years ended December 31, 2004 and 2003. There was no amortization of drydocking expenditures during the period ended December 31, 2002. Construction in-progress for the year ended December 31, 2004 includes amounts paid for the construction of the ATB (Note 10) and capitalized interest of $72.

        In connection with the closing of the initial public offering, certain assets were retained by the general partner, including furniture and fixtures with net book value of $503 at the date of closing.

5.    Income Taxes

        The components of the provision for income taxes for the years ended December 31, 2004 and 2003 and for the period ended December 31, 2002 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period Ended December 31, 2002
Current
Federal	$145	$—	$—
State	79	34	7

	224	34	7

Deferred
Federal	2,232	33	10
State	663	5	1

	2,895	38	11

Provision for income taxes	$3,119	$72	$18

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the provisions (benefit) for income taxes for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 is as follows:

	2004	2003	2002
Tax at federal statutory rate of 34%	$1,553	$852	$(220)
Entities not subject to federal income taxes	(1,792)	(820)	229
State and local income taxes, net of federal benefit	19	33	7
Increase in deferred taxes resulting from conversion of a subsidiary to a corporation	3,244	—	—
Other	95	7	2

Total	$3,119	$72	$18

        Significant components of deferred income tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Current deferred tax assets (liabilities)
Prepaid expenses	$(19)	$(33)
Net operating loss carryforward	19	—
Other	—	2

	—	(31)

Noncurrent deferred tax assets (liabilities)
Capitalized expenses	—	15
Net operating loss carryforward	—	7
Depreciation and amortization	(2,944)	(40)

	(2,944)	(18)

Net deferred tax liability	$(2,944)	$(49)

6.    Financing

  a.    Initial Credit Arrangements

        On September 13, 2002, the Predecessor entered into a credit facility, which provided for a line of credit up to $10,000. The credit facility required a 0.75% annual commitment fee on the sum of the average daily-unused portion of the line of credit amount and 3.50% on outstanding letters of credit. Borrowings bore interest at the bank's prime rate plus 1.75% or LIBOR plus 3.25%. At December 31, 2003, there were no borrowings outstanding under the line of credit. The agreement was amended and restated in April 2004.

        In addition, the credit facility provided for a $130,000 term loan that bore interest at blended LIBOR (1.20% and 1.40% at December 31, 2003 and 2002, respectively) plus 3.25%. Interest was due and payable quarterly. Principal payments were also due quarterly beginning March 31, 2004. The loan matured on September 30, 2008 and was collateralized by all of the ITBs. At December 31, 2003 and 2002, $100,375 and $124,750, respectively, was outstanding under the credit facility. The credit facility contained restrictive covenants, which required adherence to specified financial ratios and minimum levels of tangible net worth, as defined in the agreement. The credit facility was amended and restated in April 2004.

        On September 13, 2002, the Predecessor entered into a $29,000 note payable agreement with Hess in connection with the asset purchase agreement. The note bore interest at 9.00% through September 2007, and 12.00% thereafter, through the December 2011 maturity date. Interest was due and payable semi-annually. Principal was due in semi-annual installments of $4,833, commencing June 30, 2009, and was due each six-month period thereafter. The note was secured by all of the ITBs and was subordinated to the bank debt. The note was repaid in full in April 2004.

        On July 16, 2003, the Predecessor entered into a financing agreement with a bank. The agreement provided for a $15,000 term loan that bore interest at three-month LIBOR (1.14% at December 31, 2003), plus 5%. Principal and interest was due and payable quarterly. The loan would have matured on December 31, 2008 and was collateralized by all assets of the Predecessor. At December 31, 2003, $15,000 was outstanding under this agreement. The financing agreement contained a restrictive cash "waterfall" that limited the Predecessor's access to cash receipts unless certain criteria were met. The agreement also required the restriction of certain cash balances in order to service the debt. The term loan was paid in full in April 2004.

  b.    Amended and Restated Credit Facility

        On April 13, 2004, the Predecessor entered into an amended and restated credit facility. The amended and restated credit facility provided for a $202,500 term loan that bore interest at LIBOR plus 2.25% or the prime rate plus an applicable margin. Principal and interest was due and payable quarterly. The loan would have matured on March 31, 2010, and was collateralized by all of the Predecessor's assets. The amended and restated credit facility contained various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

        The amended and restated credit facility provided for a revolving credit facility up to $25,000, with a letter of credit sub-facility of $10,000. The amended and restated credit facility required a 1% annual commitment fee on the sum of the average daily unused portion of the line of credit amount and 1.75% to 2.25%, depending on certain debt leverage ratios, on any outstanding letters of credit. Borrowings bore interest at the bank prime rate plus 0.75% to 1.25% or LIBOR plus 1.75% to 2.25%, depending in each case on certain debt leverage ratios.

        In connection with entering into the amended and restated credit facility, the Predecessor expensed $3,167 of financing costs and capitalized $4,064 of financing costs. This refinance arrangement resulted in full payment of the $14,175 term loan for the Predecessor, and the $29,000 term loan due to Hess, as well as amending the line of credit and the term loan. In addition, a distribution of $15,000 was made to members of the Predecessor.

        In connection with the Partnership's initial public offering of common units, as described in Note 2, all of the Predecessor's debt balances were contributed to the Partnership. Approximately $93,750 of the debt was repaid with proceeds of the initial public offering.

  c.    Second Amended and Restated Credit Facility

        On November 3, 2004, the Partnership entered into a second amended and restated credit agreement, which provides for a $100,000 term loan that bears interest at LIBOR (2.56% at December 31, 2004) plus 2.00%, or the prime rate (5.25% at December 31, 2004) plus an applicable margin. Principal and interest is due and payable quarterly. The loan matures on April 30, 2010, and is collateralized by all the Partnership's assets. The second amended and restated credit facility contains various financial covenants, including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

        The second amended and restated credit facility provides for a revolving credit facility up to $50,000, with a letter of credit sub-facility of $10,000. The second amended and restated credit facility requires a 0.50% annual commitment fee on the sum of the average daily unused portion of the line of credit amount, a 1.50% to 2.00% fee, depending on certain debt leverage ratios, on any outstanding letters of credit, and a 0.75% annual commitment fee with respect to the delayed draw term loan. Borrowings bear interest at the bank's prime rate plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%, depending in each case on certain debt leverage ratios.

        The second amended and restated credit facility also provides for a delayed draw term loan of $30,000, which may be exercised on or before November 2, 2005. In addition, we will have the option to increase, up to an additional amount not to exceed $90 million in the aggregate, the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both, which option expires November 2, 2006. Our exercise of this option is at the mutual discretion of the lending institution and the Partnership, and is contingent upon, among other things:

  •
  no event of default having occurred and continuing; and

  •
  the proceeds being used to construct or acquire new vessels.

        In connection with entering into the second amended and restated credit facility, we expensed $3,230 of previously capitalized financing costs and certain additional costs incurred in amending and restating this credit facility. In addition, $890 of costs incurred in amending and restating this credit facility were capitalized.

        As of December 31, 2004 and 2003, outstanding debt balances were as follows:

	December 31,
	2004	2003
Short-term:
Current portion of long-term debt	$1,500	$34,425

Long-term:
Term loan	98,125	80,950
Subordinated note	—	29,000

	98,125	109,950

Total debt	$99,625	$144,375

        As of December 31, 2004, principal payments under the long-term debt agreement for each of the next five years and thereafter are as follows:

Year ended December 31,
2005	$1,500
2006	1,500
2007	5,000
2008	8,111
2009	44,563
Thereafter	38,951

$99,625

7.    Interest Rate Hedging

        During 2002, the Predecessor entered into contracts to hedge the interest rate risk on a portion of the term loan. As discussed in Note 6, payments under the term loan are based on blended LIBOR plus 2.00% and 3.25% at December 31, 2004 and 2003, respectively. To hedge the risk of increasing interest rates, the Predecessor entered into a $62,375 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.15% plus the LIBOR-rate spread of 3.25%, resulting in a 6.40% interest rate. The contract expires in December 2006. In April 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.25%, resulting in a 5.40% interest rate. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.15% interest rate. In April 2004, the Predecessor also entered into a second contract to hedge the interest rate risk on an additional portion of the term loan. The Predecessor entered into a $54,250 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.9075% plus the LIBOR-rate spread of 2.25%, resulting in a 6.1575% interest rate. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.9075% interest rate. The contract expires in December 2008. At December 31, 2004 and 2003, LIBOR was 2.56% and 1.16%, respectively. The unrealized losses related to interest rate hedges were $207 and $745 as of December 31, 2004 and 2003, respectively. These amounts are reflected in other comprehensive loss as the contracts have been designated as cash flow hedges.

8.    Hess Support Agreement

        On September 13, 2002, the Predecessor entered into an agreement (the "Support Agreement") with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Partnership. For the period ended December 31, 2002, the operations of two ITBs were covered by the Support Agreement for a portion of the year. For the year ended December 31, 2003, four ITBs were covered. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership's negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to us, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support

Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

        From September 13, 2002 to December 31, 2004, the Partnership's third-party contract rates have been less than the agreed charter rates by a cumulative amount of $11,387, which has been classified as advances from Hess. For the years ended December 31, 2004 and 2003, advances from Hess under the Support Agreement were $4,007 and $5,326, respectively.

9.    Related Party Transactions

        Hess is one of the Partnership's significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 were $14,221, $12,423, and $6,244, respectively. Accounts receivable due under the Support Agreement were $9 and $1,148 at December 31, 2004 and 2003, respectively.

        On September 12, 2002, the Predecessor entered into a three-year agreement with an affiliate of one of the Predecessor's members whereby the affiliate provided certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar additional services. The Predecessor incurred and paid approximately $600, $564, and $152 in 2004, 2003, and 2002, respectively, for business advisory and management services. These agreements were terminated concurrent with the closing of the Partnership's initial public offering. United States Shipping Master LLC paid this affiliate $3,700 in connection with such termination.

        Certain subsidiaries of the Predecessor were not contributed to the Partnership; however, these subsidiaries' expenses are entirely reimbursable by the Partnership. Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members. These amounts were $6,717 for the period November 3, 2004 through December 31, 2004.

        During 2003, the Predecessor paid approximately $350 to an affiliate of a member for fees in connection with the purchase of the Chemical Pioneer.

        During 2002, the Predecessor paid approximately $4,100 to a member and an affiliate of a certain member for fees in connection with the closing of the transaction for the acquisition of certain assets of the Catug Group.

        During the period ended December 31, 2002, and based on the provisions of the asset purchase agreement, the Predecessor utilized office space and other administrative services in Hess' office building at no charge for a period of five months.

10.   Commitments and Contingencies

        On October 17, 2002, a subsidiary of the Predecessor, which was not contributed to the Partnership, entered into a six-year operating lease agreement for office space. On November 18, 2003, this subsidiary entered into a five-year operating lease for additional office space at the same location and took possession in May 2004. The subsidiary also leases office equipment under operating lease arrangements. General and administrative expenses incurred on behalf of the Partnership by this subsidiary are entirely reimbursable by the Partnership. At December 31, 2004, future rental commitments under these noncancelable leases are as follows:

Year ending December 31,
2005	$381
2006	371
2007	369
2008	398
2009	67
Thereafter	—

$1,586

        Rent expense for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 was approximately $411, $272, and $12, respectively. In addition to minimum rental payments above, rent expense includes reimbursements for real estate taxes, maintenance and utilities and rental of a warehouse under a cancelable lease.

        The general partner of the Partnership has entered into employment agreements, expiring in 2007, with its six executive officers. The employment agreements have an initial term of three years that are automatically extended for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements provide for an aggregate base annual salary of $1,812. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee's employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee's agreement or (b) one year, a monthly payment equal to one-twelfth of the employee's then annual salary.

        The Partnership is the subject of various claims and lawsuits in the ordinary course of business arising principally from personal injuries, collisions, and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on the general partner's financial position, results of operations or cash flows. The Partnership is subject to deductibles with respect to its insurance coverage up to $150 per incident and provides on a current basis for estimated payments thereunder.

        The Partnership's time charters and consecutive voyage charters extend over various periods which expire during 2005 and 2006.

        At December 31, 2004, minimum future charter revenue from vessel charters was as follows:

Year ending December 31,
2005	$36,300
2006	27,740
Thereafter	—

Total	$64,040

        In August 2004, the Partnership entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in early 2006. The contract price for the ATB is $45,400, including an anticipated $500 of Partnership supervision costs. The Partnership has paid $7,900 in 2004 and expects to pay $31,500 in 2005 and $6,000 in 2006. The ATB construction contract provides the Partnership with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If the Partnership does not exercise any of the options, the Partnership must pay the shipyard an additional $375, and if the Partnership exercises the option only for one additional ATB, the Partnership must pay the shipyard $125.

11.   Employee Benefit Plans

        The Partnership maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. At December 31, 2004, the plan provides for a 4% matching contribution by the Partnership. At December 31, 2003 and 2002, the plan provided for a 3% matching contribution. In 2004, 2003 and 2002, the Partnership made matching contributions of approximately $112, $92, and $18, respectively, to the plan.

        A significant number of the employees of two subsidiaries of the general partner are covered by union sponsored, collectively bargained multi-employer pension plans. These expenses are directly allocated to, and reimbursed by, the Partnership. The Partnership contributed and charged to expense $548, $436, and $104 in 2004, 2003, and 2002, respectively, for such plans. Information from the plan's administrators is not sufficient to permit the Partnership to determine its share, if any, of unfunded vested benefits.

12.   Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
2004
Total revenues	$32,869	$35,716	$28,086	$25,684
Operating income	$2,015	$9,327	$4,021	$5,192
Net income (loss)	$(6,030)	$6,497	$(1,779)	$2,760
General partners' interest in net income (loss)	$(107)	—	—	—
Limited partners' interest in net income (loss)	$(5,923)	$6,497	$(1,779)	$2,760
Net income (loss) per limited partner unit (basic and diluted)	$(0.51)	$0.83	$(0.23)	$0.35

	Three Months Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
2003
Total revenues	$21,241	$20,389	$20,008	$18,876
Operating income	$889	$3,141	$4,486	$3,892
Net income (loss)	$(1,615)	$681	$2,035	$1,332
Limited partners' interest in net income (loss)	$(1,615)	$681	$2,035	$1,332
Net income (loss) per limited partner unit (basic and diluted)	$(0.21)	$0.09	$0.26	$0.17

        Net income for the three months ended December 31, 2004 includes a charge for deferred income taxes of $3,244 relating to a change in tax status of a subsidiary (Note 5) and a charge relating to extinguishment of debt of $3,230. Net income for the three months ended June 30, 2004 includes a charge relating to extinguishment of debt of $3,167.

13.   Subsequent Events

        On February 2, 2005, the Board of Directors of the general partner declared and the Partnership announced its first regular cash distribution for the fourth quarter of 2004 of $0.2885 per unit, based on the minimum quarterly cash distribution per unit of $0.45 prorated for the period since the initial public offering on November 3, 2004. The distribution was paid on all common, subordinated and general partner units on February 14, 2005 to all unitholders of record on February 9, 2005. The aggregate amount of the distribution was $4,063.

Report of Independent Registered Public Accounting Firm

To the Partners of U.S. Shipping Partners L.P.

        In our opinion, the accompanying Catug Group (the "Group") (a division of Amerada Hess Corporation) combined statements of operations, owner's net investment and cash flows present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to September 12, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 1, on September 13, 2002, Amerada Hess Corporation sold the six vessels and related equipment of the Group to a third party.

        As described in Note 3, the Group has substantial transactions and relationships with affiliated entities. Because of these relationships it is possible that the terms are not the same as those that would result from transactions among wholly unrelated parties.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 2, 2004

Catug Group
(A Division of Amerada Hess Corporation)
Combined Statements of Operations
Period From January 1, 2002 Through September 12, 2002
(in thousands, except per unit data)

Period Ended September 12, 2002
Revenues	$44,796

Operating expenses
Vessel operating expenses	28,368
Voyage expenses	2,717
General and administrative expenses	2,676
Depreciation	2,683

Total operating expenses	36,444

Income before income taxes	8,352
Provision for income taxes	2,931

Net income	$5,421

Net income per unit-
basic and diluted	$0.70

The accompanying notes are an integral part of these financial statements.

Catug Group
(A Division of Amerada Hess Corporation)
Combined Statements of Owner's Net Investment
Period From January 1, 2002 Through September 12, 2002
(in thousands)

Balance at December 31, 2001	$34,096
Net income for the period of January 1, 2002 through September 12, 2002	5,421
Net intercompany activity with related parties	9,335

Balance at September 12, 2002	$48,852

The accomanying notes are an integral part of these financial statements.

Catug Group
(A Division of Amerada Hess Corporation)
Combined Statements of Cash Flows
Period From January 1, 2002 through September 12, 2002
(in thousands)

Period Ended September 12, 2002
Cash flows from operating activities
Net income	$5,421
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,683
Deferred income taxes	1,988
Changes in assets and liabilities
Accounts receivable	(747)
Prepaid expenses and other current assets	1,625
Accounts payable and other accrued expenses	(2,112)
Deferred revenue	—

Net cash provided by operating activities	8,858

Cash flows from investing activities
Purchase of vessels and equipment	(18,193)

Net cash used in investing activities	(18,193)

Cash flows from financing activities
Net advances from related parties	9,335

Net change in cash	—
Cash, beginning of year	—

Cash, end of year	$—

The accompanying notes are an integral part of these financial statements.

Catug Group
(A Division of Amerada Hess Corporation)
Notes to Combined Financial Statements
Period from January 1, 2002 through September 12, 2002
(in thousands)

1.     Summary of Significant Accounting Policies

Basis of Financial Statements

        The Catug Group (the "Group") of Amerada Hess Corporation ("Parent") is comprised of the following nine corporations and one division: First Tug/Barge Corporation, Second Tug/Barge Corporation, Third Tug/Barge Corporation, Fourth Tug/Barge Corporation, Fifth Tug/Barge Corporation, Sixth Tug/Barge Corporation, Tankoil, Inc., Sheridan Transportation Company, Tug New York Company, and Amerada Hess Corporation—Marine Division.

        Each entity is a direct or indirect wholly-owned subsidiary or division of the Parent and is included in the Parent's consolidated financial statements. The Group is an owner and operator of six vessels engaged in Jones Act trade providing primarily petroleum transportation services. A significant portion of the Group's business is transacted with the Parent and its affiliates (Note 3).

        On September 13, 2002, the Parent sold the six vessels and related equipment of the Group to a third party for an aggregate sale price of $190,000.

Principles of Combination

        The combined financial statements include the accounts of the Group. All intragroup transactions have been eliminated.

Revenue Recognition

        The Group recognizes revenue under two types of arrangements: (1) the Group contracts its vessels to clients under time charters based on a daily rate of hire and recognizes revenue as earned on a daily basis during the contract period of the specific vessel; and (2) for spot charter voyages, revenue and related expenses are recognized at the time the vessel has completed discharging its cargo.

Vessels and Equipment

        Vessels and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The average useful life of the vessel fleet is 12.5 years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.

Drydock Reserves

        The Group's vessels are required to be recertified by the United States Coast Guard after certain periods of time. The Group maintains a drydock reserve to accrue and expense for estimated drydocking costs over the operating period preceding each scheduled drydocking. These reserves are included in accrued liabilities.

Income Taxes

        The Group is included in the consolidated federal income tax return of the Parent. Different organizational structures could significantly impact the effective tax rate. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As current income tax amounts are to be ultimately settled through intercompany activity with the Parent, such amounts have been included in the Owner's Net Investment amounts in the accompanying combined financial statements.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the useful lives of the vessels and the drydock reserves. Actual results could differ from those estimates.

Concentration of Credit Risk

        Financial instruments that potentially subject the Group to concentrations of credit risk are trade accounts receivable. The Group extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Group does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

        The Group's operations are concentrated in marine transportation services, principally for the petroleum industry in the United States. Events or changes in regulations impacting this industry could have potential impact on the Group's operations.

        For the period ended September 12, 2002, two customers accounted for approximately 99% and 95%, respectively, of total revenues. BP accounted for 74% of revenue and Amerada Hess accounted for 21% of total revenue for the period ended September 12, 2002.

Long-Lived Assets

        The Group reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset's carrying value, then the asset is deemed to be impaired and written down to its fair value.

Net Income per Unit

        Basic net income per unit is determined by dividing net income by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units. There were no options or phantom units outstanding during the period ended December 31, 2002. For the period ended December 31, 2002, such units are equal to the common and subordinated units received by the United States Master LLC in exchange for the net assets contributed to U.S. Shipping Partners L.P., or 7,800.

2.     Income Taxes

        The components of income tax (benefit) expense were as follows:

September 12, 2002
Current	$943
Deferred	1,988

Total	$2,931

        The significant temporary differences that give rise to the net deferred tax assets are differences in the basis of property and equipment and drydock, downtime and engine reserves for income tax and financial reporting purposes.

        The current taxes receivable and payable of the Group which are ultimately settled with its Parent have been included in the owner's net investment amounts in the accompanying combined financial statements.

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 35% to the Group's tax provision, is as follows:

September 12, 2002
Expected tax at statutory rate	35.0%
Nondeductible expenses	0.1%

Effective tax rate	35.1%

3.     Related Party Transactions

        Following is a summary of material transactions between the Group and its Parent and other affiliates:

Period Ended September 12, 2002
Revenues	$9,297
Vessel and voyage operating expenses	981
General and administrative expenses	224

        Effective January 1, 2001, the Group entered into service level agreements with its Parent. Under these agreements the Parent provides information systems services, human resources, risk management and other administrative related functions to the Group. The fee charged for these services is based upon estimated level of time expended for human resources, risk management and other administrative functions plus volume-related charges for information systems activities. The fees allocated for these services are reported as general and administrative expenses in the table above and in the accompanying combined statements of operations.

        During the period ended September 12, 2002, affiliates of the Group provided certain vessel operating expenses which included fuel costs and insurance related to vessel operations.

        The Group is included in the consolidated federal income tax return of the Parent.

4.     Commitments and Contingencies

Operating Lease

        The Group leased a vessel under a noncancelable operating lease through August 2002. The lease primarily provided for minimum rentals. Total lease expense for the period ended September 12, 2002 was approximately $4,573.

        In August 2002, the Group purchased this vessel from the lessor for approximately $18,193.

Legal

        The Group is subject to certain legal proceedings and claims arising in connection with its business. It is management's opinion that any and all claims outstanding at September 12, 2002 will not have a material effect on the Group's financial position or results of operations in the period resolved.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

U.S. SHIPPING PARTNERS L.P.
By: US Shipping General Partner LLC, its general partner
By:	/s/ PAUL B. GRIDLEY Paul B. Gridley Chairman, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ PAUL B. GRIDLEY Paul B. Gridley	Chairman, Chief Executive Officer (principal executive officer)	March 30, 2005
/s/ ALBERT E. BERGERON Albert E. Bergeron	Vice President—Chief Financial Officer (principal financial and accounting officer)	March 30, 2005
/s/ BRYAN GANZ Bryan Ganz	Director	March 30, 2005
/s/ JOSEPH P. GEHEGAN Joseph P. Gehegan	Director	March 30, 2005
/s/ WILLIAM M. KEARNS, JR. William M. Kearns, Jr.	Director	March 30, 2005
/s/ M. WILLIAM MACEY, JR. M. William Macey, Jr.	Director	March 30, 2005
/s/ DOUGLAS L. NEWHOUSE Douglas L. Newhouse	Director	March 30, 2005
/s/ RONALD L. O'KELLEY Ronald L. O'Kelley	Director	March 30, 2005

QuickLinks

U.S. SHIPPING PARTNERS L.P. 2004 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
INDUSTRY DATA
PART I
OVERVIEW OF OUR INDUSTRY
PART II.
CASH DISTRIBUTION POLICY
RISK FACTORS
PART III
Summary Compensation Table
PART IV.
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
U.S. Shipping Partners L.P. (Successor to United States Shipping Master LLC) Consolidated Balance Sheets December 31, 2004 and 2003 (in thousands)
U.S. Shipping Partners L.P. (Successor to United States Shipping Master LLC) Consolidated Statements of Operations and Comprehensive Income Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception) Through December 31, 2002 (in thousands, except for per unit data)
U.S. Shipping Partners L.P. (Successor to United States Shipping Master LLC) Consolidated Statements of Changes in Partners' Capital/Members' Equity Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception) Through December 31, 2002 (in thousands)
U.S. Shipping Partners L.P. (Successor to United States Shipping Master LLC) Consolidated Statements of Cash Flows Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception) Through December 31, 2002 (in thousands)
U.S. Shipping Partners L.P. (Successor to United States Shipping Master LLC) Notes to Consolidated Financial Statements Years Ended December 31, 2004 and 2003 and Period July 16, 2002 (Inception) Through December 31, 2002 (dollars in thousands, except per unit data)
Report of Independent Registered Public Accounting Firm
Catug Group (A Division of Amerada Hess Corporation) Combined Statements of Operations Period From January 1, 2002 Through September 12, 2002 (in thousands, except per unit data)
Catug Group (A Division of Amerada Hess Corporation) Combined Statements of Owner's Net Investment Period From January 1, 2002 Through September 12, 2002 (in thousands)
Catug Group (A Division of Amerada Hess Corporation) Combined Statements of Cash Flows Period From January 1, 2002 through September 12, 2002 (in thousands)
Catug Group (A Division of Amerada Hess Corporation) Notes to Combined Financial Statements Period from January 1, 2002 through September 12, 2002 (in thousands)
SIGNATURES