Form 10-Q
period 2005-03-31
U.S. Shipping Partners L.P.
filed 2005-05-05
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of units outstanding of the registrant’s common units as of May      , 2005 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership.

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(in thousands)

	March 31, 2005	December 31, 2004

Assets
Current assets
Cash and equivalents	$34,643	$30,258
Accounts receivable, net	4,855	6,979
Prepaid expenses and other current assets	2,372	2,450
Total current assets	41,870	39,687
Vessels and equipment, net	201,860	201,923
Deferred financing costs, net	3,947	3,962
Other assets	3,216	1,733
Total assets	$250,893	$247,305

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$1,500	$1,500
Accounts payable	4,780	2,945
Due to affiliates	1,012	1,430
Deferred revenue	3,390	2,325
Accrued expenses	1,744	3,656
Total current liabilities	12,426	11,856
Term loan	97,750	98,125
Advances from Hess	11,174	11,387
Deferred income taxes	2,481	2,944
Other liabilities	—	207
Total liabilities	123,831	124,519
Commitments and contingencies (Note 8)

Partners’ Capital
Partners’ capital	125,579	122,993
Accumulated other comprehensive income (loss)	1,483	(207)
Total partners’ capital	127,062	122,786
Total liabilities and partners’ capital	$250,893	$247,305

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per unit data)

	For the Three Months Ended March 31,
	2005	2004

Revenues	$33,056	$25,684

Operating expenses
Vessel operating expenses	10,940	9,257
Voyage expenses	6,078	4,217
General and administrative expenses	2,357	1,480
Depreciation and amortization	6,183	5,538
Total operating expenses	25,558	20,492
Operating income	7,498	5,192
Interest expense	1,375	2,448
Other income	(201)	(34)
Income before income taxes	6,324	2,778
(Benefit) provision for income taxes	(325)	18
Net income	6,649	2,760
Other comprehensive income (loss)
Fair market value adjustment for derivatives	1,690	(224)
Comprehensive income	$8,339	$2,536

General partner’s interest in net income	$133	$—

Limited partners’ interest in net income
Net income	$6,516	$2,760
Net income per unit - basic and diluted	$0.47	$0.35
Weighted average units outstanding - basic and diluted	13,800	7,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

Three Months Ended March 31, 2005

(in thousands)

						Accumulated
	Partners’ Capital					Other
	Limited Partners					Comprehensive
	Common		Subordinated		General	Income
	Units	$	Units	$	Partner	(Loss)	Total

Balance at December 31, 2004	6,900	$118,098	6,900	$4,703	$192	$(207)	$122,786

Net income	—	3,258	—	3,258	133	—	6,649

Fair maket value adjustment for derivatives	—	—	—	—	—	1,690	1,690

Cash distributions	—	(1,991)	—	(1,991)	(81)	—	(4,063)

Balance at March 31, 2005	6,900	$119,365	6,900	$5,970	$244	$1,483	$127,062

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$6,649	$2,760
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	6,198	5,708
Deferred income taxes	(453)	—
Drydock advance payments	(21)	—
Provision for accounts receivable	42
Changes in assets and liabilities:
Accounts receivable	2,082	(580)
Prepaid expenses and other current assets	78	(1,436)
Accounts payable	1,835	(1,642)
Deferred revenue	1,065	—
Accrued expenses and other liabilities	(2,340)	1,686
Net cash provided by operating activities	15,135	6,496

Cash flows from investing activities
Proceeds from sale of vessels and equipment	—	2,000
Construction/purchase of vessels and equipment	(6,099)	(3,306)
Change in restricted cash	—	(2,192)
(Payments to)/advances from Hess	(213)	853
Net cash (used in) investing activities	(6,312)	(2,645)

Cash flows from financing activities
Repayment of debt	(375)	(7,200)
Cash distributions	(4,063)	—
Net cash (used in) financing activities	(4,438)	(7,200)
Net increase (decrease) in cash	4,385	(3,349)
Cash, beginning of period	30,258	8,565
Cash, end of period	$34,643	$5,216

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per unit data)

1.             Formation and Nature of Operations

On July 30, 2004 U.S. Shipping Partners L.P. (the “Partnership”) was formed to acquire, own and operate the business conducted by United States Shipping Master LLC and its subsidiaries, (collectively, the “Predecessor”), which primarily consisted of the transportation of petroleum products by our integrated tug barge units (“ITBs”) and the transportation of specialty refined petroleum and chemical products by our parcel tankers (“Parcel Tankers”). The vessels operate under the regulatory provisions of the Jones Act.

On November 3, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved.  The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

The transfer to the Partnership of substantially all of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

The unaudited interim consolidated financial statements included in this report for the three month period ended March 31, 2004 are for the Predecessor.  In the opinion of management, these financial statements reflect all adjustments (consisting of only normal recurring entries) necessary for a fair statement of the financial results of such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).  The December 31, 2004 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K.

2.             Initial Public Offering

On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units (including 899,968 common units sold upon exercise of the underwriters’ over-

allotment option) at a price of $22.25 per unit.  Total gross proceeds from this sale were $153,524.  Concurrent with this sale, the Partnership redeemed 899,968 common units held by the Predecessor at a cost of $18,600.  After the initial public offering, there were 6,899,968 common units and 6,899,968 subordinated units outstanding.  As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters.  The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement, but generally cannot end before December 31, 2009.  When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and common units will no longer be entitled to arrearages.  If the Partnership meets certain financial tests described in the partnership agreement, 25% of the class A subordinated units can convert into common units on or after December 31, 2007 and an additional 25% can convert into common units on or after December 31, 2008.   If the Partnership meets certain financial tests described in the partnership agreement, 25% of the class B subordinated units can convert into common units on or after December 31, 2008 and an additional 25% can convert into common units on or after December 31, 2009.

The proceeds retained by the Partnership relating to the sale of the common units totaled $153,524.  These proceeds were used to repay $93,750 in outstanding term debt, pay $10,918 in underwriting and structuring fees, $4,242 in professional fees and other offering expenses, $18,600 to redeem 899,968 units held by United States Shipping Master LLC, and $1,332 in costs to amend and restate the credit facility.  The remaining $24,682 was used for working capital purposes.

3.             Deferred Revenue

Revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.  At March 31, 2005 and December 31, 2004, we received advance payments of $3,390 and $2,325, respectively, for freight revenue from a customer.  This deferred revenue is classified as a liability until earned.

4.             Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no options or phantom units outstanding during the three-months ended March 31, 2005.  For periods prior to November 3, 2004, the weighted average number of units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

5.             Vessels and Equipment

Vessels and equipment consist of the following:

	March 31, 2005	December 31, 2004
Vessels	$228,171	$228,171
Capitalized drydock expenditures	12,469	12,448
Construction in progress	14,028	7,929
Total vessels and equipment	254,668	248,548
Less: Accumulated depreciation	52,808	46,625

Total vessels and equipment, net	$201,860	$201,923

Depreciation and amortization of vessels and equipment and capitalized drydock expenditures for the three months ended March 31, 2005 and 2004 was $6,183, and $5,538, respectively.  Construction in-progress at March 31, 2005 and December 31, 2004 includes amounts paid for the construction of the ATB (Note 8) and capitalized interest of $147 and $72, respectively.

6.             Hess Support Agreement

On September 13, 2002, the Predecessor entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Predecessor.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

From September 13, 2002 to March 31, 2005, the Partnership’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $11,174, which has been classified as advances from Hess.

7.             Related Party Transactions

Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the three-months ended March 31, 2005 and 2004 were $3,150 and $4,228, respectively.  Accounts receivable due under the Support Agreement were $618 and $9 at March 31, 2005 and December 31, 2004, respectively.

On September 12, 2002, the Partnership entered into a three-year agreement with an affiliate of one of the Predecessor’s members whereby the affiliate provided certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar additional services for an annual fee of $100.  For the three months ended March 31, 2004, the Predecessor incurred and paid $150 for business advisory and management services.  These agreements were terminated concurrent with the closing of the Partnership’s initial public offering.  United States Shipping Master LLC paid this affiliate $3,700 in connection with such termination.

Certain subsidiaries of the Partnership were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  These amounts were $8,711 for the three months ended March 31, 2005.

8.             Commitments and Contingencies

In August 2004, the Partnership entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in early 2006. The contract price for the ATB is $45,400, including an anticipated $500 of supervision costs. The Partnership paid $6,099 and $7,929 during the three months ended March 31, 2005 and year ended December 31, 2004, respectively. The ATB construction contract provides the Partnership with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If the Partnership does not exercise any of the options, the Partnership must pay the shipyard an additional $375, and if the Partnership exercises the option only for one additional ATB, the Partnership must pay the shipyard $125.

9.             Subsequent Events

On May 2, 2005, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the first quarter of 2005 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on May 16, 2005 to all unitholders of record on May 9, 2005. The aggregate amount of the distribution will be $6,337.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved, to a limited extent, in the coastwise transportation of petrochemical and commodity chemical products.  Our fleet consists of eight tank vessels: six integrated tug barge units, or ITBs, and two parcel tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

For the three months ending March 31, 2005 and 2004, we derived approximately 66% and 75%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 34% and 25%, respectively, of our revenue from spot charters.

The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

On July 30, 2004, U.S. Shipping Partners L.P. (the “Partnership”) was formed to own and operate the petroleum, refined petroleum, and chemical product marine transportation, distribution and logistics business conducted by United States Shipping Master LLC and its subsidiaries (the “Predecessor”).  On November 3, 2004, United States Shipping Master LLC contributed substantially all of its assets and liabilities to the Partnership in connection with the initial public offering of common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, United States Shipping Master LLC received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for daily rates):

	For the Three Months Ended
	March 31,
	2005	2004
Voyage revenue	$33,056	$25,684
Vessel operating expenses	10,940	9,257
% of voyage revenue	33.1%	36.0%
Voyage expenses	6,078	4,217
% of voyage revenue	18.4%	16.4%
General and administrative expenses	2,357	1,480
% of voyage revenue	7.1%	5.8%
Depreciation and amortization	6,183	5,538
Operating income	7,498	5,192
% of voyage revenue	22.7%	20.2%
Interest expense	1,375	2,448
Other income	(201)	(34)
Income before provision for income taxes	6,324	2,778
(Benefit) provision for income taxes	(325)	18
Net income	$6,649	$2,760

Total vessel days	720	637
Days worked	717	627
Drydocking days	—	—
Net utilization	99.5%	98.4%
Average time charter equivalent rate	$37,650	$34,238

U.S. Shipping Partners L.P.

Unaudited Other Financial Data

(in thousands)

	For the Three Months Ended
	March 31,
	2005	2004

Voyage revenues	$33,056	$25,684
Voyage expenses	6,078	4,217
Net voyage revenue (1)	$26,978	$21,467

(1) Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP financial measures which we use in our business when comparing performance in different periods.  Net voyage revenue is not calculated or presented in accordance with generally accepted accounting principles, or GAAP.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Voyage Revenue.  Voyage revenue was $33.1 million for the three months ended March 31, 2005, an increase of $7.4 million, or 29%, as compared to voyage revenue of $25.7 million for the three months ended March 31, 2004.  The Charleston, which we did not operate in the three months ended March 31, 2004, accounted for $5.4 million of the $7.4 million increase in voyage revenue.  The remaining increase is primarily attributable to a 7% increase in time charter equivalent rates due to contractually escalated rates as well as increased spot rates due to strong demand.  Net voyage revenue was $27.0 for the three months ended March 31, 2005, an increase of $5.5 million, or 26%, as compared to the three months ended March 31, 2004.

Vessel Operating Expenses.  Vessel operating expenses were $10.9 million for the three months ended March 31, 2005, an increase of $1.7 million, or 18%, as compared to $9.3 million for the three months ended March 31, 2004. The Charleston, which we did not operate in the three months ending March 31, 2004, contributed $1.9 million of increased vessel operating expenses in the three months ending March 31, 2005. This increase was partially offset by a $0.2 million reduction in vessel operating expenses due to the timing of certain expenditures related to maintenance and supplies.

Voyage Expenses.  Voyage expenses were $6.1 million for the three months ended March 31, 2005, an increase of $1.9 million, or 44%, as compared to voyage expenses of $4.2 million for the three months ended March 31, 2004. Voyage expenses as a percentage of voyage revenue increased from 16.4% in the three months ended March 31, 2004 to 18.4% in the three months ended March 31, 2005.  The increase in voyage expenses, both in dollars and as a percentage of voyage revenue, was primarily the result of operating the Charleston during the three months ended March 2005, which was not operated by us in the 2004 period.  Additionally fuel increases of $0.4 million were included in voyage expenses and passed on to our customers in the form of fuel escalation surcharges.

General and Administrative Expenses.  General and administrative expenses were $2.4 million for the three months ended March 31, 2005, an increase of $0.9 million, or 59%, compared to $1.5 million for the three months ended March 31, 2004.  The increase is attributable to increased costs associated with being a public entity coupled with additional expenses necessary to accommodate the growth of our fleet, including our acquisition of the Charleston.

Depreciation and Amortization.  Depreciation and amortization was $6.2 million for the three months ended March 31, 2005, an increase of $0.6 million, or 12%, as compared to $5.5 million for the three months ended March 31, 2004. This increase is due to the depreciation of the Charleston which we acquired in April 2004.

Interest Expense.  Interest expense was $1.4 million for the three months ended March 31, 2005, a decrease of $1.1 million, or 44%, as compared to $2.4 million for the three months ended March 31, 2004 due to lower outstanding loan balances in 2005.  Concurrent with our initial public offering on November 3, 2004, we repaid $93.8 million of debt, resulting in a debt balance of $100.0 million.   At the end of the first quarter 2005, our debt outstanding was $99.3 million compared to $137.2 million at March 31, 2004.

(Benefit) Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for our subsidiary that is a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations.  We recognized a benefit for the three months ended March 31, 2005 as a result of the tax losses incurred in our subsidiary.

Net Income.  Net income was $6.6 million for the three months ended March 31, 2005, an increase of $3.9 million, or 141%, as compared to $2.8 million for the three months ended March 31, 2004. This increase is primarily the result of increased operating income of $2.3 million coupled with a $1.1 decrease in interest expense.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $15.1 million for the three months ended March 31, 2005, an increase of $8.6 million, compared to $6.5 million for the three months ended March 31, 2004. The increase is primarily the result of a $2.3 million increase in operating income, a $4.7 million favorable working capital fluctuation, and a $1.1 million decrease in interest expense.

Investing Cash Flows

Net cash used in investing activities totaled $6.3 million for the three months ended March 31, 2005 and $2.6 million for the three months ended March 31, 2004.  During the 2005 period, we made

$6.1 million in progress payments for the construction of the ATB.  In January 2004, we sold the Stolt Spirit as scrap for $2.0 million and made a $3.3 million deposit toward the purchase of the Charleston.

The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess.  Payments to Hess under the support agreement were $0.2 million for the three months ended March 31, 2005.  Payments from Hess to us under the support agreement were $0.9 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, five ITBs were covered. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract.

Financing Cash Flows

Net cash used in financing activities was $4.4 million for the three months ending March 31, 2005 and $7.2 million for the three months ended March 31, 2004. We made scheduled debt repayments of $0.4 million and $7.2 million for the three months ended March 31, 2005 and 2004, respectively.  We also paid $4.1 million in distributions to partners as described in “Payments of Distributions” below.

Payments of Distributions

The board of directors of US Shipping General Partner LLC declared a quarterly distribution to unitholders of $0.2885 per unit in respect of the quarter ended December 31, 2004, which was paid on February 14, 2005 to unitholders of record on February 9, 2005.

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

Two of our six ITBs will be drydocked in 2005, an additional two in 2006 and the remaining two in 2007. We estimate that drydocking these vessels will cost approximately $4.0 million to $6.0 million per vessel. In addition, our parcel tankers are required to be drydocked in both 2006 and 2008. We estimate drydocking of the parcel tankers will cost approximately $3.0 million to

$5.0 million per vessel. When drydocked, each of our ITBs will be out of service for approximately 45 to 55 days and each of our parcel tankers will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Because of the substantial capital expenditures we are required to make to maintain our fleet, our initial annual estimated maintenance capital expenditures for purposes of calculating basic surplus will be $17.2 million, including our current estimate of the capital required to bring our ITBs into compliance with OPA 90 by retrofitting our six ITBs with double-sides. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. We may elect to construct new double-hulled forebodies for some of our ITBs rather than retrofitting them with double-sides. We estimate that the cost of these new forebodies will be substantially higher than the cost of retrofitting. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in our determination whether to retrofit the ITBs or construct new forebodies. If and when we conclude that our plan should be to construct new forebodies, the board of directors of our general partner, with the approval of our conflicts committee, will determine what portion, if any, of the incremental cost of constructing new forebodies represents a maintenance capital expenditure. Depending on this determination, the board could elect to increase significantly the annual amount of our estimated capital expenditures. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from basic surplus.

The following table summarizes total maintenance capital expenditures, consisting of advanced payments of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended
	March 31,
	2005	2004
Maintenance capital expenditures	$21	$—
Expansion capital expenditures	6,099	3,306
Total capital expenditures	$6,120	$3,306

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our indebtedness. Based on the aggregate $5.0 million of floating rate debt outstanding at March 31, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense of $12 thousand during the three months ended March 31, 2005.

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

We had two open interest rate swap agreements as of March 31, 2005.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of this agreement at March 31, 2005:

Notional amount	$32,250,000
Fixed rate paid	3.15%
Variable rate received	3.0925%
Effective date	12/31/2002
Expiration date	12/29/2006

Notional amount	$60,250,000
Fixed rate paid	3.9075%
Variable rate received	3.0925%
Effective date	4/19/2004
Expiration date	12/31/2008

ITEM 4.   Controls and Procedures

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

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Partnership is subject to various claims and lawsuits in the ordinary course of business for monetary relief principally from personal injuries, collision or other casualty and to claims arising under vessel charters.   Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage which range up to $150,000 per incident, and we provide on a current basis for estimated payments thereunder.

On April 14, 2005, U.S. Shipping Partners L.P. settled a claim against a vendor in the amount of $490,000.  The settlement includes reimbursement of expenses incurred in 2003 for maintenance and repair of the ITB Mobile and ITB Jacksonville as well as legal, insurance, and other expenses incurred between 2003 and 2005.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership used the $24.7 million of offering proceeds allocated to working capital for working capital during the first quarter of 2005.

ITEM 6.    Exhibits

Exhibit Number		Description
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005

U.S. SHIPPING PARTNERS L.P.
	By:	US Shipping General Partner LLC,
its general partner

By:
Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

By:
Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)