Form 10-Q
period 2005-06-30
U.S. Shipping Partners L.P.
filed 2005-08-12
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of units outstanding of the registrant’s common units as of July 31, 2005 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership.

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004

Assets
Current assets
Cash and equivalents	$31,007	$30,258
Accounts receivable, net	5,815	6,979
Prepaid expenses and other current assets	2,370	2,450
Total current assets	39,192	39,687
Vessels and equipment, net	200,652	201,923
Deferred financing costs, net	3,932	3,962
Other assets	3,364	1,733
Total assets	$247,140	$247,305

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$1,500	$1,500
Accounts payable	4,401	2,945
Due to affiliates	1,991	1,430
Deferred revenue	—	2,325
Accrued expenses	2,669	3,656
Total current liabilities	10,561	11,856
Term loan	97,375	98,125
Advances from Hess	11,620	11,387
Deferred income taxes	2,017	2,944
Other liabilities	—	207
Total liabilities	121,573	124,519
Commitments and contingencies (Note 8)

Partners’ Capital
Partners’ capital	125,139	122,993
Accumulated other comprehensive income (loss)	428	(207)
Total partners’ capital	125,567	122,786
Total liabilities and partners’ capital	$247,140	$247,305

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$33,759	$28,086	$66,815	$53,770

Operating expenses
Vessel operating expenses	11,577	11,157	22,517	20,414
Voyage expenses	6,536	4,903	12,614	9,120
General and administrative expenses	2,579	2,022	4,936	3,502
Depreciation and amortization	6,182	5,983	12,365	11,521
Total operating expenses	26,874	24,065	52,432	44,557
Operating income	6,885	4,021	14,383	9,213
Interest expense	1,309	2,681	2,684	5,129
Loss on debt extinguishment	—	3,167	—	3,167
Other income	(225)	(73)	(426)	(107)
Income (loss) before income taxes	5,801	(1,754)	12,125	1,024
(Benefit) provision for income taxes	(95)	25	(420)	43
Net income (loss)	5,896	(1,779)	12,545	981
Other comprehensive income (loss)
Fair market value adjustment of derivatives	(1,055)	1,622	635	1,398
Comprehensive income (loss)	$4,841	$(157)	$13,180	$2,379

General partner’s interest in net income	$118	$—	$251	$—

Limited partners’ interest in net income
Net income (loss)	$5,778	$(1,779)	$12,294	$981
Net income (loss) per unit - basic and diluted	$0.42	$(0.23)	$0.89	$0.13
Weighted average units outstanding - basic and diluted	13,800	7,800	13,800	7,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital

(in thousands)

	Partners’ Capital					Accumulated
	Limited Partners					Other
	Common		Subordinated			Comprehensive
	Units	$	Units	$	General Partner	Income (Loss)	Total

Balance at December 31, 2004	6,900	$118,098	6,900	$4,703	$192	$(207)	$122,786

Net income	—	6,147	—	6,147	251	—	12,545

Fair maket value adjustment of
derivatives	—	—	—	—	—	635	635

Cash distributions	—	(5,096)	—	(5,096)	(207)	—	(10,399)

Balance at June 30, 2005	6,900	$119,149	6,900	$5,754	$236	$428	$125,567

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$12,545	$981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	12,395	11,947
Deferred income taxes	(960)	—
Drydock advance payments	(381)	—
Provision for accounts receivable	42	—
Loss on debt extinguishment	—	3,167
Changes in assets and liabilities:
Accounts receivable	1,122	(2,459)
Prepaid expenses and other current assets	80	(465)
Other assets	(203)	—
Accounts payable	1,456	(2,784)
Deferred revenue	(2,325)	—
Accrued expenses and other liabilities	(393)	962
Net cash provided by operating activities	23,378	11,349

Cash flows from investing activities
Proceeds from sale of vessels and equipment	—	2,000
Construction/purchase of vessels and equipment	(10,713)	(33,060)
Deposit to secure shipyard slot	(1,000)	—
Change in restricted cash	—	502
Advances from Hess	233	2,549
Net cash used in investing activities	(11,480)	(28,009)

Cash flows from financing activities
Proceeds from issuance of term loan	—	202,500
Repayment of debt	(750)	(148,750)
Member distributions	—	(15,000)
Deferred financing costs	—	(6,597)
Cash distributions	(10,399)	—
Net cash (used in) provided by financing activities	(11,149)	32,153
Net increase in cash	749	15,493
Cash, beginning of period	30,258	8,565
Cash, end of period	$31,007	$24,058

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

On November 3, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

The transfer to the Partnership of substantially all of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

The unaudited condensed consolidated financial statements included in this report for the three and six-month periods ended June 30, 2004 are for the Predecessor.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results of such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).  The December 31, 2004 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K.

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

The gross proceeds retained by the Partnership relating to the sale of the common units totaled $153,524.  These proceeds were used to repay $93,750 in outstanding term debt, and to pay $10,918 in underwriting and structuring fees, $4,242 in professional fees and other offering expenses, $18,600 to redeem 899,968 units held by United States Shipping Master LLC, and $1,332 in costs to amend and restate the credit facility.  The remaining $24,682 was used for working capital purposes.

3.                                      Deferred Revenue

Revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.  At December 31, 2004, the Partnership received advance payments of $2,325 for freight revenue from a customer.  The Partnership received no advance payments at June 30, 2005.  This deferred revenue is classified as a liability until earned.

4.                                      Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no options or phantom units outstanding during the three and six months ended June 30, 2005.  For periods prior to November 3, 2004, the weighted average number of units is equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

5.                                      Vessels and Equipment

Vessels and equipment consist of the following:

	June 30, 2005	December 31, 2004

Vessels	$228,171	$228,171
Capitalized drydock expenditures	12,829	12,448
Construction in progress	18,642	7,929
Total vessels and equipment	259,642	248,548
Less: Accumulated depreciation	58,990	46,625

Total vessels and equipment, net	$200,652	$201,923

Construction in-progress at June 30, 2005 and December 31, 2004 includes amounts paid for the construction of an articulated tug barge (“ATB”) (Note 8) and capitalized interest of $449 and $72, respectively.

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

From September 13, 2002 to June 30, 2005, the Partnership’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $11,620, which has been classified as Advances from Hess.

7.                                      Related Party Transactions

Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the three months ended June 30, 2005 and 2004 were $3,185 and $3,114, respectively, and for the six months ended June 30, 2005 and 2004 were $6,335 and $7,342, respectively.  Accounts receivable due under the Support Agreement were $678 and $9 at June 30, 2005 and December 31, 2004, respectively.

On September 12, 2002, the Partnership entered into a three-year agreement with an affiliate of one of the Predecessor’s members whereby the affiliate provided certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar additional services for an annual fee of $100.  For the three and six months ended June 30, 2004, the Predecessor incurred and paid $168 and $318, respectively, for business advisory and management services.  These agreements were terminated concurrent with the closing of the Partnership’s initial public offering.

Certain subsidiaries of the Predecessor were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership as these subsidiaries work exclusively for the Partnership.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  These amounts were $9,075 and $17,786, respectively for the three and six months ended June 30, 2005.  Amounts payable to these subsidiaries at the balance sheet date are reflected in the Due to Affiliates account.

8.                                      Commitments and Contingencies

In August 2004, the Partnership entered into a fixed-price contract for the construction of an ATB, which is scheduled to be delivered in mid 2006. The contract price for the ATB is $45,400, including an anticipated $500 of supervision costs. The Partnership made payments of $10,713 and $7,929 during the six months ended June 30, 2005 and year ended December 31, 2004, respectively. The ATB construction contract provides the Partnership with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If the Partnership does not exercise any of the options, the Partnership must pay the shipyard an additional $375, and if the Partnership exercises the option for only one additional ATB, the Partnership must pay the shipyard $125.  During the three months ended June 30, 2005, the Partnership made a non-refundable deposit of $1,000 to secure a shipyard slot for construction of the second ATB, which will be credited against the eventual contracted price.

9.             Subsequent Events

On July 28, 2005, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the second quarter of 2005 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on August 15, 2005 to all unitholders of record on August 9, 2005. The aggregate amount of the distribution will be $6,337.

On July 5, 2005, U.S. Shipping Partners L.P. (the “Partnership”) entered into a non-binding Memorandum of Agreement to acquire from Wilmington Trust Company the motor vessel GUS W. DARNELL for an aggregate purchase price of $25,000.  The vessel is a Jones Act coastwise double hulled product tanker, built in 1985, capable of carrying approximately 240,000 barrels. The vessel was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of six vessels, which they have used primarily to deliver jet fuel to various locations in the world.  The transaction will be financed utilizing available cash and the Partnership’s existing credit facilities and is expected to close in September 2005.

On July 8, 2005, the Board of Directors of the general partner of the Partnership approved the Memorandum of Agreement to acquire the motor vessel GUS W. DARNELL for an aggregate purchase price of $25,000 and the Partnership made a non-refundable deposit of $2,500 of the purchase price.

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

The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter
Typical contract length	One year or	One year or	One year or	Single voyage
	more	more	more
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay	We pay	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer pays if cargo not ready	Customer does not pay

For the three months ended June 30, 2005 and 2004, we derived approximately 89% and 82%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment.  For the six months ended June 30, 2005 and 2004, we derived approximately 92% and 69% of our revenue under time charters, consecutive voyage charters and contracts of affreightment.  The balance of our revenue was derived from spot charters.

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

At the closing of the initial public offering, the Partnership entered into a second amended and restated credit agreement with several banks which provides for a $100.0 million term loan and the ability to borrow up to an additional $120.0 million of term loans under certain circumstances.  Principal and interest is due and payable quarterly.  The term loan matures on April 30, 2010.  The credit agreement also provides a $50.0 million revolving credit facility which expires November 2, 2009.  The loans are collateralized by all the Partnership’s assets including eight vessels owned by the Partnership.  The second amended and restated credit facility contains various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

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

•                  Vessel operating expenses. We pay the vessel operating expenses regardless of whether we are operating under a time charter, contract of affreightment, consecutive voyage charter or spot charter. The most significant direct vessel operating expenses are crewing costs, vessel maintenance and repairs, fuel and lube oils and marine insurance.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for daily rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Voyage revenue	$33,759	$28,086	$66,815	$53,770
Vessel operating expenses	11,577	11,157	22,517	20,414
% of voyage revenue	34.3%	39.7%	33.7%	38.0%
Voyage expenses	6,536	4,903	12,614	9,120
% of voyage revenue	19.4%	17.5%	18.9%	17.0%
General and administrative expenses	2,579	2,022	4,936	3,502
% of voyage revenue	7.6%	7.2%	7.4%	6.5%
Depreciation and amortization	6,182	5,983	12,365	11,521
Operating income	6,885	4,021	14,383	9,213
% of voyage revenue	20.4%	14.3%	21.5%	17.1%
Interest expense	1,309	2,681	2,684	5,129
Loss on debt extinguishmnet	—	3,167	—	3,167
Other income	(225)	(73)	(426)	(107)
Income before provision for income taxes	5,801	(1,754)	12,125	1,024
(Benefit) provision for income taxes	(95)	25	(420)	43
Net income	$5,896	$(1,779)	$12,545	$981

Total vessel days	728	701	1,448	1,338
Days worked	723	684	1,440	1,311
Drydocking days	—	—	—	—
Net utilization	99.3%	97.6%	99.4%	98.0%
Average daily time charter equivalent rate	$37,647	$33,888	$37,650	$34,058

U.S. Shipping Partners L.P.

Unaudited Other Financial Data

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Voyage revenues	$33,759	$28,086	$66,815	$53,770
Voyage expenses	6,536	4,903	12,614	9,120
Net voyage revenue (1)	$27,223	$23,183	$54,201	$44,650

(1) Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP financial measure that we use in our business when comparing performance in different periods.  Net voyage revenue is not calculated or presented in accordance with generally accepted accounting principles, or GAAP.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Voyage Revenue.  Voyage revenue was $33.8 million for the three months ended June 30, 2005, an increase of $5.7 million, or 20%, as compared to voyage revenue of $28.1 million for the three months ended June 30, 2004.  The Charleston, which we began operating in late April 2004, contributed $3.0 million. The remaining increase is primarily attributable to a 9% increase in time charter equivalent rates due to contractually escalated rates as well as increased spot rates due to strong demand, primarily in the Gulf Coast – West Coast trade route. Net voyage revenue was $27.2 million for the three months ended June 30, 2005, an increase of $4.0 million, or 17%, as compared to the three months ended June 30, 2004.

Vessel Operating Expenses.  Vessel operating expenses were $11.6 million for the three months ended June 30, 2005, an increase of $0.4 million, or 4%, as compared to $11.2 million for the three months ended June 30, 2004. The Charleston contributed $0.3 million of increased vessel operating expenses in the three months ended June 30, 2005.

Voyage Expenses.  Voyage expenses were $6.5 million for the three months ended June 30, 2005, an increase of $1.6 million, or 33%, as compared to voyage expenses of $4.9 million for the three months ended June 30, 2004.  Voyage expenses as a percentage of voyage revenue increased from 17.5% in the three months ended June 30, 2004 to 19.4% in the three months ended June 30, 2005.  The increase in voyage expenses, both in dollars and as a percentage of voyage revenue, was partially attributable to the Charleston which added $0.8 million of expenses during the second quarter of 2005.  Additionally fuel increases of approximately $0.8 million were included in voyage expenses and passed on to our customers in the form of fuel escalation surcharges.

General and Administrative Expenses.  General and administrative expenses were $2.6 million for the three months ended June 30, 2005, an increase of $0.6 million, or 28%, compared to $2.0 million for the three months ended June 30, 2004.  The increase is attributable to increased costs associated with being a public entity coupled with additional expenses necessary to accommodate the growth of our business.

Depreciation and Amortization.  Depreciation and amortization was $6.2 million for the three months ended June 30, 2005, an increase of $0.2 million, or 3%, as compared to $6.0 million for the three months ended June 30, 2004. This increase is due to the depreciation of the Charleston, which we placed in service on April 28, 2004.

Interest Expense.  Interest expense was $1.3 million for the three months ended June 30, 2005, a decrease of $1.4 million, or 51%, as compared to $2.7 million for the three months ended June 30, 2004 due to lower outstanding loan balances in 2005.  Concurrent with our initial public offering on November 3, 2004, we repaid $93.8 million of debt, resulting in a debt balance of $100.0 million.  At the end of the second quarter 2005, our debt outstanding was $98.9 million compared to $198.1 million at June 30, 2004.

Loss on Debt Extinguishment.  In April 2004, we amended and restated our then existing credit facility and used the proceeds to repay higher interest rate debt.  The $3.2 million loss on debt extinguishment represents the expensing of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction.

(Benefit) Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for our subsidiary that is a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations.  We recognized a tax benefit for the three months ended June 30, 2005 principally as a result of the operating loss incurred by our corporate subsidiary.

Net Income.  Net income was $5.9 million for the three months ended June 30, 2005, an increase of $7.7 million, or 431%, as compared to $1.8 million net loss for the three months ended June 30, 2004.  This increase is primarily the result of an increase in operating income of $2.9 million, a $1.4 million decrease in interest expense, and a $0.2 million increase in other income, which is principally interest income.  Additionally, the amendment of our credit facility in 2004 contributed $3.2 million of expense during the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Voyage Revenue.  Voyage revenue was $66.8 million for the six months ended June 30, 2005, an increase of $13.0 million, or 24%, as compared to voyage revenue of $53.8 million for the six months ended June 30, 2004.  The Charleston, which we placed in service on April 28, 2004, accounted for $8.4 million of the increase in voyage revenue.  The remaining increase is primarily attributable to an 8% increase in time charter equivalent rates due to contractually escalated rates as well as increased spot rates due to strong demand, primarily in the Gulf Coast – West Coast trade route.  Net voyage revenue was $54.2 million for the six months ended June 30, 2005, an increase of $9.6 million, or 21%, as compared to the six months ended June 30, 2004.

Vessel Operating Expenses.  Vessel operating expenses were $22.5 million for the six months ended June 30, 2005, an increase of $2.1 million, or 10%, as compared to $20.4 million for the six months ended June 30, 2004. The Charleston contributed $2.2 million of increased vessel operating expenses in the six months ending June 30, 2005. This increase was partially offset by a $0.1 million reduction in vessel operating expenses due to the timing of certain expenditures related to maintenance and supplies.

Voyage Expenses.  Voyage expenses were $12.6 million for the six months ended June 30, 2005, an increase of $3.5 million, or 38%, as compared to voyage expenses of $9.1 million for the six months ended June 30, 2004.  Voyage expenses as a percentage of voyage revenue increased from 17% in the six months ended June 30, 2004 to 19% in the six months ended June 30, 2005.  During the six months ended June 2005, the Charleston contributed $2.1 million of the increase in voyage expenses.  Additionally fuel increases were included in voyage expenses and passed on to our customers in the form of fuel escalation surcharges.

General and Administrative Expenses.  General and administrative expenses were $4.9 million for the six months ended June 30, 2005, an increase of $1.4 million, or 41%, compared to $3.5 million for the six months ended June 30, 2004.  The increase is attributable to increased costs associated with being a public entity coupled with additional expenses necessary to accommodate the growth of our business, including our acquisition of the Charleston.

Depreciation and Amortization.  Depreciation and amortization was $12.4 million for the six months ended June 30, 2005, an increase of $0.8 million, or 7%, as compared to $11.5 million for the six months ended June 30, 2004.  This increase is due to the depreciation of the Charleston, which we placed in service on April 28, 2004.

Interest Expense.  Interest expense was $2.7 million for the six months ended June 30, 2005, a decrease of $2.4 million, or 48%, as compared to $5.1 million for the six months ended June 30, 2004 due to lower outstanding loan balances in 2005.  Concurrent with our initial public offering on November 3, 2004, we repaid $93.8 million of debt, resulting in a debt balance of $100.0 million.  At the end of the second quarter 2005, our debt outstanding was $98.9 million compared to $198.1 million at June 30, 2004.

Loss on Debt Extinguishment.  In April 2004, we amended and restated our then existing credit facility and used the proceeds to repay higher interest rate debt.  The $3.2 million loss on debt extinguishment represents the expensing of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction.

(Benefit) Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for our subsidiary that is a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations.  We recognized a tax benefit for the six months ended June 30, 2005 principally as a result of the operating loss incurred by our corporate subsidiary.

Net Income.  Net income was $12.5 million for the six months ended June 30, 2005, an increase of $11.6 million, or 1179%, as compared to $1.0 million for the six months ended June 30, 2004. This increase is primarily the result of increased operating income of $5.2 million, a $2.4 million decrease in interest expense, a $0.5 million increase in the benefit for income taxes, and $0.3 million of additional other income, which is principally interest income.  Additionally, the amendment of our credit facility in 2004 contributed $3.2 million of expense during the six months ended June 30, 2004.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $23.4 million for the six months ended June 30, 2005, an increase of $12.0 million, compared to $11.3 million for the six months ended June 30, 2004. The increase is primarily the result of a $5.2 million increase in operating income, a $4.5 million favorable working capital fluctuation, a $2.4 million decrease in interest expense, a $0.3 million increase in other interest income, partially offset by an increase in drydocking expenditures of $0.4 million.

Investing Cash Flows

Net cash used in investing activities totaled $11.5 million for the six months ended June 30, 2005 and $28.0 million for the six months ended June 30, 2004.  During the 2005 period, we made $10.7 million in progress payments for the construction of the ATB.  During the three months ended June 30, 2005, the Partnership made payments of $1.0 million to secure a shipyard slot for construction of the second ATB, which will be credited against the eventual contracted price.  In January 2004, we sold the Stolt Spirit as scrap for $2.0 million and purchased the Charleston for $33.1 million.

The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement in September 2007.  Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess.  Payments from Hess to us under the support agreement were $0.2 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, five ITBs were covered. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract.

Financing Cash Flows

Net cash used in financing activities was $11.1 million for the six months ending June 30, 2005.  Net cash provided by financing activities was $32.2 million for the six months ending June 30, 2004.  During 2005 we made scheduled debt repayments of $0.8 million.  In April 2004, we obtained

$202.5 million of new financing from our amended and restated credit facility and used it to finance the $33.1 million purchase of the Charleston, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of United States Shipping Master LLC, pay a $0.4 million bonus to our management, provide $10.1 million of working capital and pay $6.8 million of transaction fees In 2005,we also paid $10.4 million of distributions to partners as described in “Payments of Distributions” below.

Payments of Distributions

On May 2, 2005, the board of directors of US Shipping General Partner LLC declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended March 31, 2005, which was paid on May 16, 2005 to unitholders of record on May 9, 2005.  On February 2, 2005, the board declared a quarterly distribution to unitholders of $0.2885 per unit in respect of the quarter ended December 31, 2004, which was paid on February 14, 2005 to unitholders of record on February 9, 2005.  On July 28, 2005, the board declared a quarterly distribution of $0.45 per unit in respect of the quarter ended June 30, 2005, payable on August 15, 2005, to unitholders of record on August 9, 2005.

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

Two of our six ITBs will be drydocked in September and November 2005, an additional two in 2006 and the remaining two in 2007. We estimate that drydocking these vessels will cost approximately $6.0 million per vessel.  In addition, our parcel tankers are both required to be drydocked in 2006 and 2008. We estimate drydocking of the parcel tankers will cost approximately $4.0 million per vessel. When drydocked, each of our ITBs will be out of service for approximately 45 to 55 days and each of our parcel tankers will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Because of the substantial capital expenditures we are required to make to maintain our fleet, our current annual estimated maintenance capital expenditures for purposes of calculating basic surplus will be $17.2 million, including our current estimate of the capital required to bring our ITBs into compliance with the Oil Pollution Act of 1990 (“OPA 90”) by retrofitting our six ITBs with double-sides. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. We may elect to construct new double-hulled forebodies for some of our ITBs rather than retrofitting them with double-sides. We estimate that the cost of these new forebodies will be substantially higher than the cost of retrofitting. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in our determination whether to retrofit the ITBs or construct new forebodies. If and when we conclude that our plan should be to construct new forebodies, the board of directors of our general partner, with the approval of our conflicts committee, will determine what portion, if any, of the incremental cost of constructing new forebodies represents a maintenance capital expenditure. Depending on this determination, the board could elect to increase significantly the annual amount of our estimated capital expenditures. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from basic surplus.

The following table summarizes total maintenance capital expenditures, consisting of advanced payments of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended June 30,
	2005	2004
Maintenance capital expenditures	$381	$—
Expansion capital expenditures	10,713	33,060
Total capital expenditures	$11,094	$33,060

In August 2004, the Partnership entered into a fixed price contract for the construction of an ATB, which is scheduled to be delivered in mid 2006. The contract price for the ATB is $45.4 million, including an anticipated $0.5 million of supervision costs. The Partnership made payments of $10.7 million and $7.9 million during the six months ended June 30, 2005 and year ended December 31, 2004, respectively. The ATB construction contract provides the Partnership with options to purchase three additional ATBs over the next 24 months at fixed prices, subject to limited exceptions. If the Partnership does not exercise any of the options, the Partnership must pay the shipyard an additional $0.4 million, and if the Partnership exercises the option for only one additional ATB, the Partnership must pay the shipyard $0.1 million.  During the three months ended June 30, 2005, the Partnership made a non-refundable deposit of $1.0 million to secure a shipyard slot for construction of the second ATB, which will be credited against the eventual contracted price.

On July 5, 2005, U.S. Shipping Partners L.P. (the “Partnership”) entered into a non-binding Memorandum of Agreement to acquire from Wilmington Trust Company the motor vessel GUS W. DARNELL for an aggregate purchase price of $25 million.  The vessel is a Jones Act coastwise double hulled product tanker, built in 1985, capable of carrying approximately 240,000 barrels. The vessel was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of six vessels, which they have used primarily to deliver jet fuel to various locations in the world.  The transaction will be financed utilizing available cash and the Partnership’s existing credit facilities and is expected to close in September 2005.

On July 8, 2005, the Board of Directors of the general partner of the Partnership approved the Memorandum of Agreement to acquire the motor vessel GUS W. DARNELL for an aggregate purchase price of $25 million and the Partnership made a non-refundable deposit of $2.5 million of the purchase price.

Liquidity Needs

Our primary short-term liquidity needs are to pay our quarterly distributions and to fund general working capital requirements and current drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and future maintenance and replacement capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

We believe that cash flows from operations and borrowings under our credit facility described below will be sufficient to meet our short-term liquidity needs for the at least the next twelve months. If our plans or assumptions change or are inaccurate, or we make any additional acquisitions, we may need to raise additional capital to finance our ongoing capital expenditure projects on a long-term basis. There can be no assurance that we will be able to raise additional funds on favorable terms.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our indebtedness. Based on the average $5.8 million of floating rate debt outstanding during the six months ended June 30, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense of $29 thousand.

We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

We had two open interest rate swap agreements as of June 30, 2005.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at June 30, 2005:

Notional amount	$29,875,000
Fixed rate paid	3.15%
Variable rate received	3.49%
Effective date	12/31/2002
Expiration date	12/29/2006

Notional amount	$60,437,500
Fixed rate paid	3.9075%
Variable rate received	3.49%
Effective date	4/19/2004
Expiration date	12/31/2008

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.   Exhibits

Exhibit Number		Description
3.1	—	First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC

10.1	—

First Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2004, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto.

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

Date: August 12, 2005

U.S. SHIPPING PARTNERS L.P.
By:	US Shipping General Partner LLC, its general partner

By:	/s/ Paul B. Gridley
Paul B. Gridley
Chairman, Chief Executive Officer (principal executive officer)

By:	/s/ Albert E. Bergeron
Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)