Form 10-Q
period 2005-09-30
U.S. Shipping Partners L.P.
filed 2005-11-10
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes   ☐ No   ☒

The number of units outstanding of the registrant’s common units as of October 31, 2005 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

		Page No.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2005 and 2004	4

	Unaudited Condensed Consolidated Statement of Partners’ Capital for the nine-month period ended September 30, 2005	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

SIGNATURES

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership.

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2005	December 31, 2004

Assets
Current assets
Cash and equivalents	$34,943	$30,258
Accounts receivable, net	5,264	6,979
Prepaid expenses and other current assets	6,256	2,450

Total current assets	46,463	39,687
Vessels and equipment, net	227,862	201,923
Deferred financing costs, net	3,395	3,962
Other assets	2,581	1,733

Total assets	$280,301	$247,305

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$1,850	$1,500
Accounts payable	4,678	2,945
Due to affiliates	2,617	1,430
Deferred revenue	—	2,325
Accrued expenses and other liabilities	6,164	3,656

Total current liabilities	15,309	11,856
Term loan	126,650	98,125
Advances from Hess	11,968	11,387
Deferred income taxes	1,554	2,944
Other liabilities	—	207

Total liabilities	155,481	124,519

Commitments and contingencies (Note 8)
Partners’ Capital
Partners’ capital	123,277	122,993
Accumulated other comprehensive income (loss)	1,543	(207)

Total partners’ capital	124,820	122,786

Total liabilities and partners’ capital	$280,301	$247,305

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues	$32,624	$35,716	$99,439	$89,486

Operating expenses
Vessel operating expenses	12,201	13,004	34,718	33,418
Voyage expenses	5,284	5,475	17,898	14,595
General and administrative expenses	2,927	1,683	7,863	5,185
Depreciation and amortization	6,188	6,227	18,553	17,748

Total operating expenses	26,600	26,389	79,032	70,946

Operating income	6,024	9,327	20,407	18,540
Interest expense	1,957	2,919	4,641	8,048
Loss on debt extinguishment	—	—	—	3,167
Other income	(311)	(115)	(737)	(222)

Income before income taxes	4,378	6,523	16,503	7,547
(Benefit) provision for income taxes	(97)	26	(517)	69

Net income	4,475	6,497	17,020	7,478
Other comprehensive income (loss)
Fair market value adjustment of derivatives	1,115	(1,653)	1,750	(255)

Comprehensive income	$5,590	$4,844	$18,770	$7,223

General partner’s interest in net income	$89	$—	$340	$—
Limited partners’ interest in net income
Net income	$4,386	$6,497	$16,680	$7,478
Net income per unit - basic and diluted	$0.32	$0.83	$1.21	$0.96
Weighted average units outstanding - basic and diluted	13,800	7,800	13,800	7,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
(in thousands)

	Partners’ Capital					Accumulated Other Comprehensive Income (Loss)	Total

	Limited Partners				General Partner

	Common		Subordinated

	Units	$	Units	$

Balance at December 31, 2004	6,900	$118,098	6,900	$4,703	$192	$(207)	$122,786
Net income	—	8,340	—	8,340	340	—	17,020
Fair market value adjustment of derivatives	—	—	—	—	—	1,750	1,750
Cash distributions	—	(8,201)	—	(8,201)	(334)	—	(16,736)

Balance at September 30, 2005	6,900	$118,237	6,900	$4,842	$198	$1,543	$124,820

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	For the Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities
Net income	$17,020	$7,478
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	19,274	18,443
Deferred income taxes	(1,446)	—
Drydock payments	(3,025)	—
Provision for accounts receivable	310	—
Loss on debt extinguishment	—	3,167
Changes in assets and liabilities:
Accounts receivable	1,405	(2,933)
Prepaid expenses and other current assets	(3,806)	(1,620)
Accounts payable	1,733	(1,723)
Deferred revenue	(2,325)	—
Accrued expenses and other liabilities	3,751	3,928

Net cash provided by operating activities	32,891	26,740

Cash flows from investing activities
Proceeds from sale of vessels and equipment	—	2,000
Construction/purchase of vessels and equipment	(40,772)	(33,126)
Change in restricted cash	—	502
Advances from Hess	581	2,398

Net cash used in investing activities	(40,191)	(28,226)

Cash flows from financing activities
Proceeds from issuance of term loan	30,000	202,500
Repayment of debt	(1,125)	(153,125)
Member distributions	—	(15,000)
Deferred financing costs	(154)	(6,597)
Cash distributions	(16,736)	—

Net cash provided by financing activities	11,985	27,778

Net increase in cash	4,685	26,292
Cash, beginning of period	30,258	8,565

Cash, end of period	$34,943	$34,857

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

          On November 3, 2004, the Predecessor contributed substantially all of the assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

          The transfer to the Partnership of substantially all of the assets and liabilities constituting the business of the Predecessor represented a reorganization of entities under common control and was recorded at historical cost.

          The unaudited condensed consolidated financial statements included in this report for the three and nine-month periods ended September 30, 2004 are for the Predecessor.  In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring entries) necessary for a fair statement of the financial results of such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”).  The December 31, 2004 financial information included in this report has been derived from the audited consolidated financial statements included in the Form 10-K.

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

          Revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.  At December 31, 2004, the Partnership received advance payments of $2,325 for freight revenue from a customer.  This deferred revenue was classified as a liability until earned.

          The Partnership received no advance payments at September 30, 2005.

4.	Net Income per Unit

          Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no options or phantom units outstanding during the three and nine months ended September 30, 2005.  For periods prior to November 3, 2004, the weighted average number of units is equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

5.	Vessels and Equipment

          Vessels and equipment consist of the following:

	September 30, 2005	December 31, 2004

Vessels	$253,477	$228,171
Capitalized drydock expenditures	16,168	12,448
Construction in progress	23,264	7,929
Office furniture and equipment	131	—

Total vessels and equipment	293,040	248,548
Less: Accumulated depreciation	65,178	46,625

Total vessels and equipment, net	$227,862	$201,923

          Construction in-progress at September 30, 2005 and December 31, 2004 includes amounts paid for the construction of an articulated tug barge (“ATB”) (Note 8) and capitalized interest of $734 and $72, respectively.

          On September 9, 2005, the Partnership acquired the Gus Darnell, renamed the Houston, a Jones Act coastwise double-hulled product tanker, built in 1985, capable of carrying 240,000 barrels.  The purchase price of the vessel, including legal, survey and other acquisition costs, was $25,306.  The vessel was drydocked in Singapore at a cost of approximately $3,500, of which $503 was incurred at September 30, 2005, and was placed in service in October 2005.

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

          From September 13, 2002 to September 30, 2005, the Partnership’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $11,968, which has been classified as Advances from Hess.

7.	Related Party Transactions

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the three months ended September 30, 2005 and 2004 were $3,205 and $3,217, respectively, and for the nine months ended September 30, 2005 and 2004 were $9,540 and $10,559, respectively.  Accounts receivable due under the Support Agreement were $361 and $9 at September 30, 2005 and December 31, 2004, respectively.

          On September 12, 2002, the Partnership entered into a three-year agreement with an affiliate of one of the Predecessor’s members whereby the affiliate provided certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar additional services for an annual fee of $100.  For the three and nine months ended September 30, 2004, the Predecessor incurred and paid $132 and $450, respectively, for business advisory and management services.  These agreements were terminated concurrent with the closing of the Partnership’s initial public offering.

          Certain subsidiaries of the Predecessor were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership as these subsidiaries work exclusively for the Partnership.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  These amounts were $9,618 and $27,421, respectively, for the three and nine months ended September 30, 2005.  Amounts payable to these subsidiaries at the balance sheet date are reflected in the Due to Affiliates account.

          On September 23, 2005, the Partnership entered into a new ten-year lease for office space for our New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  Terms of the lease are further discussed in Note 8.

8.	Commitments and Contingencies

          In August 2004, the Partnership entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for the Partnership at a fixed price of $45,400 to be delivered in early 2006.  The Agreement also provided for options to build up to three additional ATB’s. SENESCO has indicated that they are not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge will be delayed.   The Partnership has entered into a revised agreement with SENESCO regarding completion of the ATB at another facility which SENESCO will operate.  The total cost of completion of the ATB pursuant to the revised agreement will be approximately $53,000 with a contracted delivery date of December 2006.  The revised agreement provides for substantial penalties for late delivery of the ATB.  Although there is risk that the cost of the ATB could be higher and that the ATB may not be completed in a timely manner, which could have a material adverse effect on the Partnership’s results of operations, the Partnership does not presently expect the repricing of the SENESCO ATB to have a material adverse effect on the Partnership’s results of operations or financial condition. The Partnership and SENESCO have mutually agreed to cancel the options to have SENESCO build up to three additional ATBs at a fixed price. While the Partnership believes that it can contract with other shipyards to deliver additional ATBs, no assurance can be given that the Partnership will be successful contracting with other shipyards to build additional ATBs on terms acceptable to the Partnership.

          During the second quarter 2005, the Partnership made payments of $1,000 to secure a shipyard slot for construction of the second ATB.  These payments are currently classified as a receivable from the shipyard, which will be applied to the additional costs associated with the first ATB.  The Partnership also made payments toward the first ATB of $15,335 and $7,929 during the nine months ended September 30, 2005 and year ended December 31, 2004, respectively.

          In June 2005, the Partnership entered into a contract for the construction of engines for an ATB.  The contract price for the engines, which are expected to be delivered in 2006, is $4,000.   At September 30, 2005, the Partnership has paid $202 toward the purchase of these engines.

          During July 2005, the ITB Mobile was offhire for a period of 2.4 days due to a grounding incident.  As a result, a claim of $1,538 was filed with our insurance carrier.  At September 30, 2005, a liability associated with this claim of $1,281 and a corresponding receivable from the insurance carrier of $881 was recorded in the Partnership’s balance sheet.

          On September 23, 2005, the Partnership entered into a ten-year lease for office space to accommodate our New York office, commencing on January 1, 2006.  The Partnership, as the lessee, subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The total obligation of the lease over the ten-year period is $4,150, however, the Partnership is entitled to sublease income of $3,112 from the affiliated companies.  Average annual rental expense, net of sublease income of $311, to the Partnership is $104.  The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property.  Total rental expense excludes such additional expense payments as part of the minimum rentals.

9.	Financing

          On September 9, 2005, the Partnership borrowed an additional $30,000 on its existing credit facility to finance the purchase and drydock of the Houston.   The loan matures on April 30, 2010, bears interest at LIBOR plus 2.00%, and is amortized, on a pro-rated basis, in accordance with the existing debt repayment schedule.   In connection with this borrowing, the Partnership incurred and capitalized $154 of bank fees.

          The existing facility provides for a revolving credit facility up to $50,000, with a letter of credit sub-facility of $10,000.  The Partnership has the option to increase, up to an additional amount not to exceed $60,000, the amount available under the credit agreement through increases in the term facility, revolving credit facility, or both, which option expires November 2, 2006.  Exercise of this option is at the mutual discretion of the lending institution and the Partnership, and is contingent upon, among other things:

•	no event of default having occurred and continuing; and
•	the proceeds being used to construct or acquire new vessels.

          On October 24, 2005, the Partnership amended its Second Amended and Restated Credit Agreement principally to allow for additional payments, not to exceed $7,500, to be made by the Partnership to the shipyard for construction of the ATB.

          The Partnership elected not to extend the delayed draw term loan of $30,000, which expired on November 2, 2005.

10.	Subsequent Events

          On November 2, 2005, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the third quarter of 2005 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on November 15, 2005 to all unitholders of record on November 9, 2005. The aggregate amount of the distribution will be $6,337.

          On November 2, 2005, the Partnership entered into a memorandum of agreement to purchase the Sea Venture, a 19,000 dwt double-bottomed chemical/product tanker.  This vessel was re-built in 1983 and is capable of carrying twenty different grades of product in independent cargo tanks. The Partnership expects to close the purchase of the Sea Venture in late November 2005 and immediately drydock the vessel to bring it up to high operating standards.  The Partnership estimates that the total cost to purchase and drydock the vessel will be approximately $12,000.  The vessel is expected to join the Partnership’s fleet in April 2006.  The Partnership feels that the Sea Venture will provide valuable flexibility to its current and future customer base.  With the addition of the Sea Venture to its fleet, the Partnership will own three of the five Jones Act parcel tankers with twenty independent tank segregations and will further reinforce its position as the leading U.S. Jones Act owner of chemical-capable specialized tankers.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved, to a limited extent, in the coastwise transportation of petrochemical and commodity chemical products.  Our fleet consists of nine tank vessels: six integrated tug barge units, or ITBs and three product tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provide us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

          As a result of the Hurricanes Katrina and Rita, a short-term waiver, which expired on October 24, 2005, was granted by the U.S. Department of Homeland Security, lifting the Jones Act restriction on foreign-flag carriers, allowing these carriers to replace transporting needs arising from out-of-service pipelines.  Operationally, we were not materially impacted by this waiver as all of our available ITBs were covered by either long-term time charters or contracts of affreightment.  Our chemical vessels experienced slight erosion of time charter equivalent rates due to weather delays caused by the hurricanes.

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

          For the three months ended September 30, 2005 and 2004, we derived approximately 86% and 84%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment.  For the nine months ended September 30, 2005 and 2004, we derived approximately 90% and 81%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment.  The balance of our revenue was derived from spot charters.

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

          At the closing of the initial public offering, the Partnership entered into a second amended and restated credit agreement with several banks which provides for $130.0 million of term loans and the ability to borrow up to an additional $90.0 million of term loans under certain circumstances.

          On September 9, 2005, the Partnership borrowed an additional $30.0 million on its existing credit facility to finance the purchase and drydock of the Houston.   The loan matures on April 30, 2010, bears interest at LIBOR plus 2.00%, and is amortized, on a pro-rated basis, in accordance with the existing debt repayment schedule.   In connection with this borrowing, the Partnership capitalized $0.2 million of bank fees.

          The existing facility provided for a revolving credit facility up to $50.0 million, with a letter of credit sub-facility of $10.0 million.  The Partnership has the option to increase, up to an additional amount not to exceed $60.0 million, the amount available under the credit agreement through increases in the term facility, revolving credit facility, or both, which option expires November 2, 2006.  Exercise of this option is at the mutual discretion of the lending institution and the Partnership, and is contingent upon, among other things:

•	no event of default having occurred and continuing; and
•	the proceeds being used to construct or acquire new vessels.

          On October 24, 2005, the Partnership amended its Second Amended and Restated Credit Agreement principally to allow for additional payments, not to exceed $7.5 million, to be made by the Partnership to the shipyard for construction of the ATB.

          The Partnership elected not to extend the delayed draw term loan of $30.0 million, which expired on November 2, 2005.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for inspection, major repair and maintenance every five years, with a mid-period underwater survey in lieu of drydocking, and our parcel tankers be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for daily rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Voyage revenue	$32,624	$35,716	$99,439	$89,486
Vessel operating expenses	12,201	13,004	34,718	33,418
% of voyage revenue	37.4%	36.4%	34.9%	37.3%
Voyage expenses	5,284	5,475	17,898	14,595
% of voyage revenue	16.2%	15.3%	18.0%	16.3%
General and administrative expenses	2,927	1,683	7,863	5,185
% of voyage revenue	9.0%	4.7%	7.9%	5.8%
Depreciation and amortization	6,188	6,227	18,553	17,748

Operating income	6,024	9,327	20,407	18,540
% of voyage revenue	18.5%	26.1%	20.5%	20.7%
Interest expense	1,957	2,919	4,641	8,048
Loss on debt extinguishment	—	—	—	3,167
Other income	(311)	(115)	(737)	(222)

Income before provision for income taxes	4,378	6,523	16,503	7,547
(Benefit) provision for income taxes	(97)	26	(517)	69

Net income	$4,475	$6,497	$17,020	$7,478

Total vessel days	736	736	2,184	2,074
Days worked	719	731	2,159	2,042
Drydocking days	12	—	12	—
Net utilization	97.8%	99.3%	98.9%	98.4%
Average daily time charter equivalent rate (1)	$38,002	$38,880	$37,767	$35,784

(1) Time charter equivalent rates for 2004 do not include charter in revenue for comparative purposes.

U.S. Shipping Partners L.P.
Unaudited Other Financial Data
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Voyage revenues	$32,624	$35,716	$99,439	$89,486
Voyage expenses	5,284	5,475	17,898	14,595

Net voyage revenue (1)	$27,340	$30,241	$81,541	$74,891

(1) Net voyage revenue is equal to voyage revenue less voyage expenses.  Net voyage revenue is a non-GAAP financial measure that we use in our business when comparing performance in different periods.  Net voyage revenue is not calculated or presented in accordance with generally accepted accounting principles, or GAAP.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

          Voyage Revenue.  Voyage revenue was $32.6 million for the three months ended September 30, 2005, a decrease of $3.1 million, or 9%, as compared to voyage revenue of $35.7 million for the three months ended September 30, 2004.  The decrease is attributable to a reduction in revenue from a chartered-in vessel, lower utilization rates coupled with a slight reduction in time charter equivalent rates.  During the third quarter 2004, we time chartered a vessel, which contributed $2.4 million of voyage revenue, to fulfill our obligations under contracts of affreightment. Utilization decreased from 99.3% for the quarter ended September 30, 2004 to 97.8% for the quarter ended September 30, 2005 due to a twelve day reduction in days worked as a result of the commencement of the New York drydock.  A reduction in time charter equivalent rates of 2% was primarily a result of weather delays arising from hurricanes.  Net voyage revenue was $27.3 million for the three months ended September 30, 2005, a decrease of $2.9 million, or 10%, as compared to the three months ended September 30, 2004.

          Vessel Operating Expenses.  Vessel operating expenses were $12.2 million for the three months ended September 30, 2005, a decrease of $0.8 million, or 6%, as compared to $13.0 million for the three months ended September 30, 2004.  During the three months ended September 30, 2004, we chartered in a vessel, which contributed $2.1 million of vessel expenses, to fulfill our obligations under contracts of affreightment.   This decrease is partially offset by increases in crew costs due to union contracted wage increases of $0.4 million, consumable supplies of $0.3 million, insurance expense of $0.3 million and other operating expenses of $0.2 million.

          Voyage Expenses.  Voyage expenses were $5.3 million for the three months ended September 30, 2005, a decrease of $0.2 million, or 4%, as compared to voyage expenses of $5.5 million for the three months ended September 30, 2004.  The decrease is due to the operation of one less vessel during the period ended September 30, 2004, coupled with one additional vessel on time charter, partially offset by increases in bunker, or fuel, charges.  During the three months ended September 30, 2004, we chartered in a vessel, which contributed $0.6 million of voyage expenses, to fulfill our obligations under contracts of affreightment.  Excluding the voyage expenses associated with the chartered-in vessel, port charges decreased $0.3 million as a result of trading one less vessel in the spot market.  These decreases were partially offset by an increase in fuel expense of $0.8 million due to rising fuel costs.

          General and Administrative Expenses.  General and administrative expenses were $2.9 million for the three months ended September 30, 2005 compared to $1.7 million during the three months ended September 30, 2004, an increase of $1.2 million, or 74%.  The increase is attributable to increased costs associated with being a public entity as well as additional expenses incurred to accommodate the growth of our business.

          Depreciation and Amortization.  Depreciation and amortization was $6.2 million for the three months ended September 30, 2005 and 2004.  The Charleston, which we acquired on April 28, 2004, was in service for the entire third quarter of both years.  The acquisition of the Houston in September 2005 did not result in additional depreciation during the third quarter as the vessel was immediately placed in drydock.  The Houston was placed in service in October 2005.

          Interest Expense.  Interest expense was $2.0 million for the three months ended September 30, 2005, a decrease of $1.0 million, or 33%, as compared to $2.9 million for the three months ended September 30, 2004 due to lower outstanding loan balances in 2005.  Concurrent with our initial public offering on November 3, 2004, we repaid $93.8 million of debt, resulting in a debt balance of $100.0 million.   Our average debt outstanding during the third quarter 2005 was $105.6 million as compared to $198.1 million during the third quarter 2004. In the third quarter we recorded approximately $0.5 million of additional interest expense for amortization of deferred financing costs.  The additional expense resulted from an adjustment to the estimated cumulative amortization of deferred financing costs recorded in prior periods, based principally on utilizing the effective interest method.

          (Benefit) Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for our subsidiary that is a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations.  We recognized a tax benefit for the three months ended September 30, 2005, principally as a result of the operating loss incurred by our corporate subsidiary.

          Net Income.  Net income was $4.5 million for the three months ended September 30, 2005, a decrease of $2.0 million, or 31%, as compared to $6.5 million for the three months ended September 30, 2004.   Increases in general and administrative expenses coupled with a reduction of revenue were partially offset by decreases in vessel operating expenses and interest expense.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

          Voyage Revenue. Voyage revenue was $99.4 million for the nine months ended September 30, 2005, an increase of $10.0 million, or 11%, as compared to voyage revenue of $89.5 million for the nine months ended September 30, 2004.  The Charleston, which we placed in service on April 28, 2004, accounted for $8.5 million of the increase in voyage revenue.  The remaining increase is attributable to a 4% increase, in average time charter equivalent rates, or $2.8 million, increased fuel expense of $1.5 million, which is rebilled through fuel surcharges, partially offset by a decrease in revenue from a chartered-in vessel of $2.4 million and a decrease in other rebillable voyage expenses of $0.4 million.  Net voyage revenue was $81.5 million for the nine months ended September 30, 2005, an increase of $6.7 million, or 9%, as compared to the nine months ended September 30, 2004.

          Vessel Operating Expenses.  Vessel operating expenses were $34.7 million for the nine months ended September 30, 2005, an increase of $1.3 million, or 4%, as compared to $33.4 million for the nine months ended September 30, 2004.  The Charleston contributed $2.3 million of increased vessel operating expenses in the nine months ended September 30, 2005.  This increase was offset by the reduction in charter hire expense of $2.1 million.  During the nine months ended September 30, 2004, we chartered in a vessel, which contributed $2.1 million of vessel operating expenses, to fulfill our obligations under contracts of affreightment.   The remaining fleet increase is primarily attributable to union contracted wage and benefit increases of $0.8 million and additional insurance expense of $0.3 million.

          Voyage Expenses.  Voyage expenses were $17.9 million for the nine months ended September 30, 2005, an increase of $3.3 million, or 23%, as compared to voyage expenses of $14.6 million for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, the Charleston contributed $2.3 million of the increase in voyage expenses.  This increase was partially offset by the reduction in voyage expenses related to a chartered-in vessel of $0.6 million.  The remaining increase is attributable to $1.9 million in increased fuel costs partially offset by decreases of $0.2 million in port charges and $0.1 million in brokerage commission.

          General and Administrative Expenses.  General and administrative expenses were $7.9 million for the nine months ended September 30, 2005, an increase of $2.7 million, or 52%, compared to $5.2 million for the nine months ended September 30, 2004.  The increase is primarily attributable to increased costs associated with being a public entity coupled with additional expenses necessary to accommodate the growth of our business, including our acquisition of the Charleston.

          Depreciation and Amortization.  Depreciation and amortization was $18.6 million for the nine months ended September 30, 2005, an increase of $0.8 million, or 5%, as compared to $17.7 million for the nine months ended September 30, 2004.  This increase is primarily due to the depreciation of the Charleston, which we placed in service on April 28, 2004.

          Interest Expense.  Interest expense was $4.6 million for the nine months ended September 30, 2005, a decrease of $3.4 million, or 42%, as compared to $8.0 million for the nine months ended September 30, 2004 due to lower outstanding loan balances in 2005.  Concurrent with our initial public offering on November 3, 2004, we repaid $93.8 million of debt, resulting in a debt balance of $100.0 million.   At September 30, 2005, our debt outstanding was $128.5 million compared to $193.8 million at September 30, 2004.

          Loss on Debt Extinguishment.  In April 2004, we amended and restated our then existing credit facility and used the proceeds to repay higher interest rate debt.  The $3.2 million loss on debt extinguishment represents the expensing of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction.

          (Benefit) Provision for Income Taxes.  The provision for income taxes represents federal and state income taxes for our subsidiary that is a corporation subject to federal and state income taxes, as well as state income taxes for those states that tax our limited liability company subsidiaries as corporations.  We recognized a tax benefit for the nine months ended September 30, 2005 principally as a result of the operating loss incurred by our corporate subsidiary.

          Net Income.  Net income was $17.0 million for the nine months ended September 30, 2005, an increase of $9.5 million, or 128%, as compared to $7.5 million for the nine months ended September 30, 2004.  This increase is primarily the result of increased operating income of $1.9 million, a $3.4 million decrease in interest expense, a $0.6 million increase in the benefit for income taxes, and $0.5 million of additional other income, which is principally interest income.  Additionally, the amendment of our credit facility in 2004 contributed $3.2 million of expense during the nine months ended September 30, 2004.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $32.9 million for the nine months ended September 30, 2005, an increase of $6.2 million, compared to $26.7 million for the nine months ended September 30, 2004. The increase is primarily the result of a $1.9 million increase in operating income, a $3.4 million favorable working capital fluctuation, a $3.4 million decrease in interest expense due to reduced debt levels, a $0.5 million increase in other income, partially offset by an increase in drydocking expenditures of $3.0 million.

Investing Cash Flows

          Net cash used in investing activities totaled $40.2 million for the nine months ended September 30, 2005 and $28.2 million for the nine months ended September 30, 2004.  During the 2005 period, we purchased the Houston for $25.3 million, made $15.3 million in progress payments for the construction of the ATB, and purchased $0.1 million in computer equipment.    In January 2004, we sold the Stolt Spirit as scrap for $2.0 million and purchased the Charleston and equipment for $33.1 million.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement in September 2007.  Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess as reimbursement for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess.  Payments from Hess to us under the support agreement were $0.6 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2005 and 2004, five ITBs were covered. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract.

Financing Cash Flows

          Net cash provided by financing activities was $12.0 million for the nine months ending September 30, 2005.  Net cash provided by financing activities was $27.8 million for the nine months ending September 30, 2004.  In September 2005, we drew $30.0 million from our existing credit facility to finance the purchase and drydocking of the Houston.  We incurred $0.2 million of financing fees associated with this transaction.  During 2005, we made scheduled debt repayments of $1.1 million and paid $16.7 million of distributions to partners as described in “Payments of Distributions” below.  In April 2004, we obtained $202.5 million of new financing from our amended and restated credit facility and used it to finance the $33.1 million purchase of the Charleston and equipment, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of United States Shipping Master LLC, pay a $0.4 million bonus to our management, provide $10.1 million of working capital and pay $6.8 million of transaction fees.  For the nine months ending September 30, 2004, we repaid $15.9 million of debt.

Payments of Distributions

          On February 2, 2005, the board of directors of US Shipping General Partner LLC (the “Board”) declared a quarterly distribution to unitholders of $0.2885 per unit in respect of the quarter ended December 31, 2004, which was paid on February 14, 2005 to unitholders of record on February 9, 2005.  On May 2, 2005, the Board declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended March 31, 2005, which was paid on May 16, 2005 to unitholders of record on May 9, 2005.   On July 28, 2005, the Board declared a quarterly distribution of $0.45 per unit in respect of the quarter ended June 30, 2005, payable on August 15, 2005, to unitholders of record on August 9, 2005.  On November 2, 2005, the Board declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended September 30, 2005, payable on November 15, 2005 to unitholders of record on November 9, 2005.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for inspections, major repairs and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

          In September 2005, we placed two vessels, the newly purchased Houston and the ITB New York, in drydock. The Houston drydock was completed on October 13, 2005 at an estimated cost of $3.5 million. The ITB New York drydock is ongoing and is expected to be completed in mid-November 2005 at an estimated cost of $6.0 million. The Jacksonville was placed into drydock in early-November 2005. During 2006, the parcel tankers, Charleston and Chemical Pioneer, and the ITBs Groton and Mobile will be placed in drydock. The Baltimore and Philadelphia are scheduled for drydock in 2007. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker drydocks will cost approximately $4.0 million per vessel, and the Houston drydock will cost approximately $3.0 million. The ITBs are required to be drydocked once per five-year cycle while the parcel tankers and Houston are required to be drydocked twice per five-year cycle. When drydocked, each of our ITBs will be out of service for approximately 45 to 55 days and each parcel tanker and the Houston will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution

          Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Because of the substantial capital expenditures we are required to make to maintain our fleet, our current annual estimated maintenance capital expenditures for purposes of calculating basic surplus is $17.2 million, which includes our current estimate of the capital required to bring our ITBs into compliance with the Oil Pollution Act of 1990 (“OPA 90”) by retrofitting our six ITBs with double-sides. In the fourth quarter 2005, the Board will consider whether to increase the $17.2 million reserve for both maintenance and replacement capital expenditures.  The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. We may elect to construct new double-hulled forebodies for some of our ITBs rather than retrofitting them with double-sides. We estimate that the cost of these new forebodies will be substantially higher than the cost of retrofitting. The cost of retrofitting the ITBs compared to the cost of new forebodies, market conditions, charter rates and the availability and cost of financing will be major factors in our determination of whether to retrofit the ITBs or construct new forebodies. If and when we conclude that our plan should be to construct new forebodies, the board of directors of our general partner, with the approval of our conflicts committee, will determine what portion, if any, of the incremental cost of constructing new forebodies represents a maintenance capital expenditure. Depending on this determination, the board could elect to increase significantly the annual amount of our estimated capital expenditures. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from basic surplus.

          The following table summarizes total maintenance capital expenditures, consisting of advanced payments of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine months ended September 30,

	2005	2004

Maintenance capital expenditures	$3,025	$—
Expansion capital expenditures	40,722	33,126

Total capital expenditures	$43,747	$33,126

          In August 2004, the Partnership entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for the Partnership at a fixed price of $45.4 million to be delivered in early 2006.  The Agreement also provided for options to build up to an additional three ATB’s. SENESCO has indicated that they are not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge will be delayed.   The Partnership has entered into a revised agreement with SENESCO regarding completion of the ATB at another facility which SENESCO will operate.  The total cost of completion of the ATB pursuant to the revised agreement will be approximately $53.0 million with a contracted delivery date of December 2006.  The revised agreement provides for substantial penalties for late delivery of the ATB.  Although there is risk that the cost of the ATB could be higher and that the ATB may not be completed in a timely manner, which could have a material adverse effect on the Partnership’s results of operations, the Partnership does not presently expect the repricing of the SENESCO ATB to have a material adverse effect on the Partnership’s results of operations or financial condition. The Partnership and SENESCO have mutually agreed to cancel the options to have SENESCO build up to three additional ATBs at a fixed price. While the Partnership believes that it can contract with other shipyards to deliver additional ATBs, no assurance can be given that the Partnership will be successful contracting with other shipyards to build additional ATBs on terms acceptable to the Partnership.

           On September 9, 2005, the Partnership acquired from Wilmington Trust Company the product tanker, Gus W. Darnell, for an aggregate purchase price of $25.0 million, excluding legal and survey costs.  The vessel was renamed the Houston and immediately placed in drydock. The vessel is a Jones Act coastwise double hulled product tanker, built in 1985, capable of carrying approximately 240,000 barrels. The vessel was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of five vessels, which they have used primarily to deliver jet fuel to various locations in the world.  The transaction was financed utilizing available cash and the Partnership’s existing credit facilities and closed in September 2005. On October 13, 2005, the drydock was completed and the vessel loaded a cargo and began its voyage from Singapore to the United States.

          On November 2, 2005, the Partnership entered into a memorandum of agreement to purchase the Sea Venture, a 19,000 dwt double-bottomed chemical/product tanker.  This vessel was re-built in 1983 and is capable of carrying twenty different grades of product in independent cargo tanks. The Partnership expects to close the purchase of the Sea Venture in late November 2005 and immediately drydock the vessel to bring it up to high operating standards.  The Partnership estimates that the total cost to purchase and drydock the vessel will be approximately $12 million.  The vessel is expected to join the Partnership’s fleet in April 2006.  The Partnership feels that the Sea Venture will provide valuable flexibility to its current and future customer base.  With the addition of the Sea Venture to its fleet, the Partnership will own three of the five Jones Act parcel tankers with twenty independent tank segregations and will further reinforce its position as the leading U.S. Jones Act owner of chemical-capable specialized tankers.

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

          We believe that cash flows from operations and borrowings under our credit facility described above will be sufficient to meet our short-term liquidity needs for at least the next twelve months. If our plans or assumptions change or are inaccurate, or we make any additional acquisitions, we may need to raise additional capital to finance our ongoing capital expenditure projects on a long-term basis. There can be no assurance that we will be able to raise additional funds on favorable terms.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our indebtedness. Based on the average $9.1 million of floating rate debt outstanding during the nine months ended September 30, 2005, the impact of a 1% increase in LIBOR would result in an increase in interest expense of $69 thousand.

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

          We had two open interest rate swap agreements as of September 30, 2005.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at September 30, 2005:

Notional amount	$27,500,000
Fixed rate paid	3.15%
Variable rate received	4.0204%
Effective date	12/31/2002
Expiration date	12/29/2006

Notional amount	$60,625,000
Fixed rate paid	3.9075%
Variable rate received	4.0204%
Effective date	4/19/2004
Expiration date	12/31/2008

ITEM 4.  Controls and Procedures

          As of the end of the period covered by this report, our management, including the Chief Executive Officer and Chief Financial Officer, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of August 1, 2005, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto.

10.2

Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2005, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto.

10.3	Amendment No. 3 to Articulated Tug Barge Building Agreement For Hull No. 046.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005

U.S. SHIPPING PARTNERS L.P.
By:	US Shipping General Partner LLC,
its general partner

By:	/s/ PAUL B. GRIDLEY

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

By:	/s/ ALBERT E. BERGERON

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)