Form 10-K
period 2005-12-31
U.S. Shipping Partners L.P.
filed 2006-03-15
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Zip Code)

(732) 635-1500

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates as of March 13, 2006, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $160,079,258.  The number of common units outstanding of the registrant’s common units as of March 15, 2006 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
	ITEM 1	BUSINESS
	ITEM 1A	RISK FACTORS
	ITEM 1B	UNRESOLVED STAFF COMMENTS
	ITEM 2	PROPERTIES
	ITEM 3	LEGAL PROCEEDINGS
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
	ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
	ITEM 6	SELECTED FINANCIAL DATA
	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	ITEM 9A	CONTROLS AND PROCEDURES
	ITEM 9B	OTHER INFORMATION
PART III
	ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
	ITEM 11	EXECUTIVE COMPENSATION
	ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS
	ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
	ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

•                  potential reductions in the supply of tank vessels due to restrictions set forth by the Oil Pollution Act of 1990 (“OPA 90”);

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

•                  our expected cost of complying with OPA 90 and our ability to finance such costs;

•                  estimated future maintenance capital expenditures;

•                  the absence of future labor disputes or other disturbances;

•                  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•                  future consolidation in the domestic tank vessel industry;

•                  customers’ increasing emphasis on environmental and safety concerns;

•                  continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;

•                  our future financial condition or results of operations and our future revenues and expenses; and

•                  our business strategy and other plans and objectives for future operations.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

•                  increases in interest rates;

•                  changes in international trade agreements;

•                  failure to comply with the Jones Act;

•                  modification or elimination of the Jones Act; and

•                  adverse developments in our marine transportation business.

Please read Risk Factors in Item 1A of this report for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations.

PART I

ITEM 1.  BUSINESS

Our Partnership

We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Our fleet consists of ten tank vessels: six integrated tug barge units, or ITBs; one product tanker; and three chemical parcel tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Three of our ITBs are currently operating under time charters, two are currently operating in the spot market, and one is operating on a consecutive voyage charter. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

We acquired the first two of our parcel tankers, the Chemical Pioneer and the Charleston, in May 2003 and April 2004, respectively.  These tankers primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum volumes that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these customers are required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. As a result, we expect these companies will utilize substantially all of the non-committed capacity of these vessels during those periods.

In September 2005, we acquired the Houston, formerly the Gus W. Darnell, from the Wilmington Trust Company. The vessel is a Jones Act coastwise double hulled product tanker, built in 1985. In December 2005, we signed a multi-year time charter for the vessel with Morgan Stanley Capital Group Inc. through mid-2011. The vessel will be trading in clean petroleum products in the coastwise Jones Act trade. Since it entered service on October 13, 2005, the vessel has operated in the spot market and will continue to do so until its multi-year time charter with Morgan Stanley, which will account for 100% of the usable capacity of the Houston, begins in mid-2006.

In November 2005, we acquired the Sea Venture, a double-bottomed chemical parcel tanker. The vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks. The vessel is expected to begin operating in May 2006 after an extensive drydock.  At that time, it will be put in service covering the chemical contracts of our first ATB under construction through the projected delivery of the ATB in December 2006. In 2007, we expect that the vessel will continue trading in chemical and/or petroleum products for the Partnership.

In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build an articulated tug barge (“ATB”) at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO will operate. The total cost of completion of the ATB pursuant to the revised agreement is currently expected to be approximately $53.4 million with a contracted delivery date of December 2006.  SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB.  The revised agreement provides for substantial penalties for late delivery of the ATB.  There is risk that the cost of the ATB could be higher and that the ATB may not be completed in a timely manner, which could have a material adverse effect on our results of operations.

On February 16, 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of two barges, which are specified to have a carrying capacity of approximately 160,000 barrels at 98% of capacity. The contract with MMG includes options to construct two additional barges.  On the same date, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the two ATB units. The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover an order for two tugs. The total construction cost for the two ATBs is anticipated to be approximately $130 million, or $65 million per unit.  We intend to finance the construction with borrowings under our credit facility and operating cash.  Additionally, we intend to obtain additional debt financing facilities, as necessary, to cover the costs of this project.  We expect the two ATBs will be completed in August 2008 and November 2008, and we have options to build another two ATBs at a cost per unit of approximately $66 million.  The options for the tugs must be exercised by August 2006 and February 2007, and the options for the barges must be exercised by April 2006 and June 2006.

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships that generates 90% or more of their gross income for every taxable year from “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently and is expected to continue to transport specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture, when it enters operational service in mid-2006, may transport either specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes or chemical products that generally generate non-qualifying income. We are operating the Chemical Pioneer in a corporate subsidiary because it primarily will conduct operations that do not generate qualifying income. Dividends received from our corporate subsidiary will constitute qualifying income.  We estimate that less than 3% of our current income is not qualifying income; however, this estimate could change from time to time.

Business Strategies

Our primary business objective is to increase our distributable cash flow per unit by executing the following strategies:

•                  Operate our fleet safely and efficiently to meet the most stringent customer vetting and industry standards and remain a preferred supplier to major oil and chemical companies. Major oil and chemical companies place particular emphasis on strong environmental and safety records and efficient operations. We believe we are a high quality, cost-efficient and reliable tank vessel operator. We intend to continue improving our operational safety and efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize off-hire time and costs by emphasizing efficient scheduling and timely completion of planned and preventative maintenance both on-shore and at sea. This maintenance, combined with the twin redundant engine configuration on our ITBs, has allowed us to average a very low rate of unscheduled off-hire per ITB per year over the past five years. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe has enabled us to attract highly-selective customers.

•                    Contract a high proportion of our capacity with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles, while maintaining some flexibility to respond to changing market conditions. Vessels operating on time charters or contracts of affreightment generally provide more predictable cash flow, while vessels operating under spot charters may generate increased profit margins during periods of increasing charter rates. We intend to pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions. Four of our six ITBs are operating under contracts that have been in effect, or renewed, for at least one year. Our remaining two ITBs are currently operating in the spot market. However, the Hess support agreement effectively provides us with minimum fixed rates for our six ITBs through September 13, 2007, subject to certain limited exceptions. Our product tanker, Houston, has operated in the spot market since entering service in October 2005 and will begin a multi-year time charter in mid 2006. With respect to two of our parcel tankers, the Chemical Pioneer and the Charleston, we have contracts of affreightment that will, in aggregate, account for approximately 75% of the anticipated usable capacity of one vessel through February 2007 and 74% of the anticipated usable capacity of the other vessel through July 2007.  In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our parcel tankers. As a result, we expect these customers will account for substantially all of the non-committed capacity of these vessels during those periods. Our third parcel tanker, the Sea Venture, will cover the chemical contracts of our first ATB under construction through its delivery, scheduled for December 2006, at which point it will trade in chemical and/or petroleum products.

•                  Expand our fleet and address OPA 90 phase-out requirements through accretive strategic acquisitions and construction of new vessels. We have grown successfully in the past through strategic acquisitions. In September 2002 we acquired our six ITBs from Hess, and acquired our Chemical Pioneer and Charleston parcel tankers in May 2003 and April 2004, respectively. In August 2004, we contracted for the construction of an ATB, the delivery of which is currently scheduled for late 2006, although it may not be delivered until 2007.  In 2005 we made two vessel acquisitions, the Houston and the Sea Venture, in September and November, respectively.  In February 2006, we contracted for the construction of two additional ATBs, with anticipated delivery in August 2008 and November 2008, with options for additional units. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue acquisitions, as well as newbuilding opportunities, that expand the services and products we offer or that expand our geographic presence. While we will be required to make capital expenditures either to bring our ITBs in compliance with OPA 90 or replace them with newbuilds, we also plan to continue our strategy of vessel acquisitions.

Principal Executive Offices

Our principal executive offices are located at 399 Thornall Street, 8th Floor, Edison, New Jersey 08837, and our phone number is (732) 635-1500.  We also lease additional office space in New York, NY for use by our chairman and certain other personnel.

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

•                  be manned by a U.S. crew.

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

Petrochemical and commodity chemical products are typically produced and moved in volumes considerably smaller than the capacity of an entire tank vessel. As pipelines cannot economically transport most petrochemical and commodity chemical products, most of these products are transported by rail, as the smaller unit sizes of railcars are conducive to typical shipment sizes. Parcel tankers, with multiple cargo compartments and cargo handling systems, can cost-effectively transport these products because they can accommodate the small shipment sizes without having a portion of the vessel capacity unfilled. Parcel tankers generally enjoy significant cost advantages to rail transportation between plants or facilities having access to deep sea marine terminals.

Industry Trends

We believe the following industry trends, which are causing charter rates to rise and companies to seek longer term charters, create a positive outlook for our business:

Demand for tank vessels continues to be strong. This strong demand results principally from rising consumption of refined petroleum products and the importance of marine transportation in the distribution of refined petroleum, petrochemical and commodity chemical products. A major factor in determining tank vessel demand is domestic refined petroleum product consumption, which continues to rise. The Energy Information Administration of the Department of Energy projects that retail demand for refined petroleum products in the United States will increase between 2004 and 2030 at a compounded annual growth rate of 1.1%. Although pipelines are a key component in the distribution chain, they do not reach all markets, may lack specific capacity to meet increasing demand and are not capable of transporting all refined petroleum products or economically transporting most chemical products. According to the Association of Oil Pipe Lines, approximately 28% of all domestic refined petroleum product transportation was by water in 2004, making waterborne transportation the second-most used mode of transportation for refined petroleum products after pipelines. Many areas along the U.S. coast have access to refined petroleum, petrochemical and commodity chemical products only by marine transportation.

The domestic supply of tank vessels competing with us is decreasing. This decrease is due to: OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. As a result of OPA 90, the total barrel-carrying capacity of existing domestic tank vessels transporting refined petroleum products is projected to decline significantly from its current levels in the absence of newbuildings or retrofittings of existing tank vessels. Given the intensive capital requirements to construct new Jones Act tank vessels in U.S. shipyards for use in the coastwise trade and the limited number of U.S. shipyards willing and able to construct tank vessels, we believe that not all the domestic tank vessels will be replaced by newbuildings, providing current significant opportunities to existing owners of high quality vessels. We also believe that certain major oil companies prefer to place long-term charters on newly-built double-hull tankers and are less interested in chartering tank vessels that have been retrofitted with double-hulls.  However, we believe that other oil companies and traders would be willing to accept high quality retrofitted tankers.  Due to the expected reduction in the availability of domestic tank vessels due to OPA 90, the major oil and chemical companies are increasingly interested in entering into long-term charter agreements in order to ensure shipping capacity for their products.

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

The domestic tank vessel industry is consolidating. Partly as a result of OPA 90 and the corresponding capital requirements to replace or retrofit existing tank vessel fleets, we believe many smaller, independent tank barge companies may find it increasingly difficult to compete profitably.  The continuation of this trend would provide us with opportunities both to acquire additional assets and add customers.

Our Vessels

Integrated Tug Barge Unit Fleet

In September 2002, we acquired a fleet of six refined petroleum product ITBs built in the United States in the 1980s and qualified for the coastwise trade. ITBs integrate a dedicated tugboat (which provides propulsion) into a cargo carrying barge using a coupling system that connects the two vessels. The rigid connection between the vessels enables the tug barge combination to be handled as though it were a single vessel, with better handling and maneuverability than a conventional tug and barge combination. Unlike self-propelled tankers, ITBs are designed to allow the aft section, containing the more complex controls and machinery, to be separated from the forebody cargo area. The tug and barge sections are locked together and are only separated during scheduled drydockings every five years. ITBs provide a major cost advantage compared to a tanker because ITBs require fewer crew members than tankers. Additionally, ITBs can operate in sea and weather conditions that conventional tug-barge combinations cannot.

All six ITBs are “sister vessels” of the same design and built to the same specifications. As sister vessels, we can operate them more efficiently because we can use common procedures with all the ITBs, while inventory management can be centralized and crews and officers can be interchanged among vessels. In addition, sister vessels allow us to substitute vessels in service and service the same contract with different vessels.

The following table sets forth the specifications and highlights for our six ITBs:

Deadweight capacity(1)	48,000 dwt/360,000 bbls
Service speed	14.0 knots
Full load draft (summer)	40.563 feet
Hull structure	Double-bottom
Propulsion type	2x DeLaval Medium Speed Diesel
Fuel consumption (at sea)	42 long tons of IFO 180 CST/day
Number of cargo segregations	7 different types of refined products(2)
Classification	American Bureau of Shipping A1 (all six vessels)(3)

(1)                                  A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel’s cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2)                                  One ITB has 10 cargo segregations.

(3)                                  The American Bureau of Shipping, or ABS, is an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S. and international regulations. The classification of “A1” is ABS’ highest hull structure classification.

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

The following table summarizes information about our ITBs:

Vessel	Current Charter Type	Month/Year Built	OPA 90 Retrofit/ Phase-out Date
JACKSONVILLE	Spot	May 1982	May 2012
GROTON	Time	June 1982	June 2012
NEW YORK	Spot	February 1983	February 2013
BALTIMORE	Time	May 1983	May 2013
PHILADELPHIA	Consecutive Voyage Charter	June 1984	June 2014
MOBILE	Time	August 1984	August 2014

Four of our ITBs are currently operating under contracts with Hess, Shell and BP.  The Hess contract expires in December 2006, the Shell contract expires in January 2008 and the BP contracts expire in December 2007. The remaining two

ITBs are currently operating in the spot market under voyage charters; however, regardless of rates in the spot market, we are assured specified minimum rates for these vessels through September 13, 2007 under the Hess support agreement, subject to certain limited exceptions. Although our ITBs principally transport refined petroleum products, we will on occasion transport crude oil if requested by a customer.

The ITBs are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be overhauled for major repair and maintenance every five years. During a drydocking an ITB is removed from service (typically for 50-60 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs for our ITBs will be approximately $6.0 million per vessel for work occurring in U.S. shipyards. We can also drydock the ITBs in foreign shipyards, where the drydocking costs are lower. However, if we choose to drydock an ITB in a foreign shipyard, the ITB may be off-hire, and therefore not earning any revenue, for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance. In addition to drydocking each ITB every five years, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires an ITB to be removed from service for three to five days.

The following table sets forth information regarding the drydocking of our ITBs:

Vessel	Last Drydock	Costs (in thousands)	Days Off-Hire	Next Scheduled Drydock	Estimated Days Off-Hire (4)
JACKSONVILLE(1)	2005	$6,022	70	2010	N/S
GROTON(2)	2001	2,449	90	2Q 2006	50
NEW YORK(3)	2005	6,052	62	2010	N/S
BALTIMORE	2002	5,888	51	2007	N/S
PHILADELPHIA	2002	4,705	64	2007	N/S
MOBILE	2001	3,743	49	4Q 2006	50

(1)                                  Delays in shipyard due to labor shortages as a result of Hurricane Katrina.

(2)                                  Drydocked in China in 2001; includes transit time to and from shipyard.

(3)                                  Drydocked in Chile; includes transit time to and from shipyard.

(4)                                  N/S – Not scheduled

We are currently exploring several “end-of-life” options for our ITBs as they reach their OPA 90 phase-out dates, including retrofitting our ITBs with an internal double-hull or constructing new vessels. A retrofit would involve installing double-sides internally in the existing forebody, rearranging ballast tanks and protectively coating all cargo and ballast tank structural steel .This retrofit will result in a fully conforming double-hull vessel since the existing double-bottom of the ITB is fully conforming; however, the capacity of the vessel will decrease by approximately 5%. We estimate the current cost of this retrofit to be approximately $25 million per vessel, and will require an off-hire period of approximately 180 days.  Certain of our customers have indicated that they are not currently interested in chartering a retrofitted ITB.   We estimate the current cost of constructing a series of new product tank vessels would average approximately $120 million each.  We have determined that at this time constructing new double-hulled forebodies for our ITBs is not economically feasible.

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

•                  If the contracted rate (the “Negotiated Rate”) for a spot charter or time charter of an ITB is less than the then effective charter rate for such ITB specified in the support agreement (the “Support Rate”), Hess is obligated to pay us the difference between the Support Rate and the Negotiated Rate. However, Hess is not obligated to compensate us for any downtime, which is defined as:

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

•                  If we enter into a time charter for an ITB with a charterer having a senior unsecured long-term debt credit rating by Moody’s Investor Services of Baa2 or better and a senior unsecured debt credit rating by Standard & Poor’s of BBB or better, and (1) the Negotiated Rate for such charter equals or exceeds the then applicable Support Rate for the ITB and (2) the charterer consents to the assignment of such charter to our lenders as security for our debt, then Hess’ payment obligation with respect to that ITB is suspended for the contracted term of the charter, whether or not the charterer is making payments to us or the charter is still in effect;

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

•                  With respect to any individual ITB, the date on which

•                  we sell such ITB,

•                  such ITB ceases to be certified for use in United States coastwise trade, or

•                  there is an actual, constructive, compromised or agreed total loss of such ITB; and

•                  With respect to all ITBs, upon the occurrence of any one of the following events (each such event a “Sale of the Business”) that results in equity holders of United States Shipping Master LLC ceasing to own, directly or indirectly, at least 50% of the surviving entity (or entities) that hold(s) title to the ITBs:

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

For the years ended December 31, 2005 and 2004, five ITBs were covered. For the year ended December 31, 2003, four ITBs were covered.  One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract.

Product Tanker Fleet

In September 2005, we acquired the Houston, a U.S. flagged, double-hulled product tanker qualified to trade in the Jones Act.  The vessel, being double-hulled, has no OPA 90 phase-out date.  The vessel is capable of carrying approximately 240,000 barrels of petroleum products.   The vessel’s last drydock occurred in September 2005 at a cost of $3.1 million and its next drydock is required in 2008.  The Houston, formerly the Gus W. Darnell, was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of six vessels, which have been used primarily to deliver jet fuel to various locations around the world.

The following table sets forth the specifications and highlights for our product tanker:

Deadweight Capacity(1)	30,610 dwt / 240,000 bbl
Service Speed	16 knots
Full load draft (summer)	36 feet
Hull Structure	Double-hull
Propulsion Type	Single slow speed diesel burning heavy fuel (IFO 380)
Fuel Consumption (at sea)	36 tons/day
Number of Cargo Segregations	7
Classification	American Bureau of Shipping (ABS) Cap II

(1)          A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

In December 2005, we signed a multi-year time charter for the vessel with Morgan Stanley Capital Group Inc. through mid-2011. The vessel will be trading in clean petroleum products in the coastwise Jones Act trade. Since it entered service on October 13, 2005, the vessel has operated in the spot market and will continue to do so until its multi-year time charter begins in mid-2006.

Parcel Tanker Fleet

Our parcel tankers carry specialty refined petroleum, petrochemical and commodity chemical products primarily from refineries and chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around East Coast ports. The specialty refined petroleum products transported on our parcel tankers are generally not the types of refined petroleum products transported by our ITBs or our product tanker, but are products shipped in smaller volumes and used primarily in the manufacture of other products. Petrochemical and commodity chemical products transported by our parcel tankers consist primarily of paraxylene, caustic soda, alcohol, chlorinated solvents, alkylates, toluene and ethylene glycol.

Because of the smaller cargo lot size requirements, parcel tankers are designed with many small cargo tanks. Unlike conventional tankers, parcel tankers are typically designed with one dedicated cargo pump, and associated piping system, for each tank, in order to eliminate cargo contamination. Some of the specialty refined petroleum, petrochemical and commodity chemical products transported must be carried in vessels with specially coated or stainless steel cargo tanks, as many of these cargos are very sensitive to contamination and require special cargo handling equipment.

We currently own three parcel tankers: the Chemical Pioneer, which we acquired from Dow Chemical in May 2003, the Charleston, which we acquired from ExxonMobil in April 2004, and the Sea Venture, which we acquired from Marine Transport Corporation, in November 2005.

The following table sets forth the specifications and highlights of our parcel tankers:

	CHARLESTON	CHEMICAL PIONEER	SEA VENTURE
Deadweight capacity(1)	48,000 dwt	35,000 dwt	19,000 dwt
Service speed	16.0 knots	16.0 knots	14.8 knots
Full load draft (summer)	42.0 feet	35.656 feet	29.2125 feet
Hull structure	Double-bottom	Double-hull	Double-bottom
(non-OPA 90 compliant)
Propulsion type	Slow-speed diesel	Steam turbine	Slow-speed diesel
Fuel consumption (at sea)	52 MT/Day (IFO 180)	75 MT/Day (IFO 380)	19.75 MT/Day (IFO 380)
Number of cargo segregations	43 different types of products	48 different types of products	21 different types of products
Classification(2)	American Bureau of Shipping A1	American Bureau of Shipping A1	American Bureau of Shipping A1
Condition Assessment(3)	CAP I	CAP II	Condition Assessment to be determined (4)

(1)                                  A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel’s cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2)                                  The classification of “A1” is ABS’ highest hull structure classification.

(3)                                  ABS also provides a condition assessment rating system; a CAP I rating is equivalent to a new build steel structure and a CAP II rating is equivalent to a five year old ship.

(4)                                  The Sea Venture is currently undergoing an extensive drydock, which is anticipated to cost approximately $8.9 million and to be completed in May 2006.

The Chemical Pioneer, the Charleston and the Sea Venture are among the last independently owned carriers scheduled to be retired under OPA 90, with phase-out dates in 2013. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification will bring the Chemical Pioneer into compliance with OPA 90. The Charleston and the Sea Venture are not OPA 90 compliant; however, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the Charleston’s center tanks and non-petroleum-based products in the other tanks.  Alternatively, since tankers carrying products or chemicals not regulated by OPA 90 (i.e., non-petroleum-based) are not subject to the mandated OPA 90 phase-out dates and, therefore, have extended trading lives, we may elect to change the operation of the parcel tankers to avoid having to retrofit them or phase them out. However, this change could materially adversely affect their value to us.

Both the Chemical Pioneer and the Charleston have over 40 cargo segregations and the Sea Venture has 21cargo segregations, which are configured, strengthened and coated to handle various sized parcels of a wide variety of petroleum products and industrial chemicals, giving them the ability to handle a broader range of specialty refined petroleum, petrochemical and commodity chemical products than other chemical-capable product carriers. Many of the petroleum and chemical products we transport in our parcel tankers are hazardous substances and, therefore, require highly qualified management and crew to operate the vessel safely.

We currently have contracts of affreightment with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum cargo requirements that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our parcel tankers. As a result, we expect these companies will account for substantially all of the non-committed capacity of these vessels during those periods. The Sea Venture will initially service the charters that were to be serviced by our first ATB until that ATB is delivered, and, in addition, will supplement the Chemical Pioneer in delivering non-petroleum based products. With the future reduction in chemical ship capacity we do not believe that we will encounter a problem in fully utilizing the capacity of the Sea Venture.  When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while the vessel was in drydock. We operated under this arrangement from June 2004 through November 2004 and chartered in another vessel on a short-term basis to fulfill our obligations under our charter agreements covering the Charleston.  We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel.

Our parcel tankers are required by both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies to be drydocked twice in a five year period. During a drydocking the vessel is removed from service (typically for 35 to 50 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs to be $3.0 million to $5.0 million per vessel for work occurring in U.S. shipyards. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance.

	Last			Days		Next
Vessel	Drydock	Costs		Offhire		Drydock
		(in thousands)
Charleston (1)	2003	$1,500		65		3Q 2006
Chemical Pioneer (2)	2003	$12,448		122		2Q 2006
Sea Venture (3)	2006	$8,900	(4)	135	(4)	2008

(1)                                  Drydocked in Singapore.

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

(3)                                  Extensive drydocking is ongoing to bring the ship to our operational standards following acquisition. This drydocking will substantially improve the operating quality of the ship by, among other things, coating most of the ballast and cargo tanks, completing special survey and other structural and mechanical repairs necessary to obtain an ABS CAP II rating.

(4)                                  Estimated.

Articulated Tug Barge Unit

ATBs, similar to ITBs, consist of a tugboat (which provides propulsion) and a cargo carrying barge using a coupling system that connects the two vessels. Unlike the rigid connection found on ITBs, an ATB uses a hinged connection. The ATB’s configuration offers crewing cost advantages similar to those of an ITB. In addition, ATBs offer the additional advantage of substitutability, because the barge and tug may be decoupled. This offers operational and commercial flexibility, allowing the barge unit to be towed by a third party tug in certain situations.

In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for us at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility which SENESCO will operate. The total cost of completion of the ATB pursuant to the revised agreement is currently expected to be approximately $53.4 million with a projected contracted delivery date of December 2006.  SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB. The revised agreement provides for substantial penalties for late delivery of the ATB.

On February 16, 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of two barges, which are specified to have a carrying capacity of approximately 160,000 barrels at 98% of capacity. The contract with MMG includes options to construct two additional barges.  On the same date, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the two ATB units. The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover an order for two tugs.  The total construction price for the two ATBs is anticipated to be approximately $130 million, or $65 million per unit.  We estimate that building two additional ATBs will cost approximately $66 million each.  We intend to finance the purchase price with borrowings under our credit facility and cash from operations.  Additionally, we intend to obtain additional debt financing facilities, as necessary, to cover the costs of this project.

The following table sets forth the specifications and highlights for our ATB currently under construction:

	SENESCO	MMG/EASTERN
Deadweight capacity(1)	19,999 dwt / 140,000 bbl	19,999 dwt / 156,000 bbl

Service speed	13.5 knots	13.5 knots
Full load draft (summer)	29”0”	29”0”
Hull structure	Double-hull	Double-hull
Propulsion type	Twin medium speed diesel burning heavy fuel oil (IFO 180)	Twin medium speed diesel burning heavy fuel oil (IFO 180)

Fuel consumption (at sea)	38 tons/day	38 tons/day
Number of cargo segregations	10	5
Classification	Tug: ABS A1 Ocean Service	Tug: ABS A1 Ocean Service
	Barge: ABS A1 Oil and Chemcial	Barge: ABS A1 Oil and Chemical

(1)                                  A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

We have entered into contracts of affreightment to transport commodity chemical products whose specified minimum volumes will utilize 77% of our SENESCO-built ATB’s anticipated capacity through September 2007 and approximately 67% of our SENESCO-built ATB’s anticipated capacity thereafter through June 2010. In addition, these contracts generally require the customer to ship excess volume of the products covered by the contract on the routes covered by the contract on our SENESCO-built ATB. As a result, we expect these companies will account for substantially all of the non-committed capacity of this vessel during the term of the contract.   These contracts, which commence mid-2006, will be covered during 2006 by the Sea Venture until the SENESCO-built ATB is completed.

The contracts of affreightment we have for our SENESCO-built ATB cover products that generally do not generate qualifying income for federal income tax purposes. As a result, we anticipate this ATB will be owned by our corporate subsidiary because it primarily will conduct operations that do not generate qualifying income.

Our Customers

Our three largest customers in 2005, 2004 and 2003 based on gross revenue were BP, Hess and Shell, which, in aggregate, accounted for approximately 65%, 59% and 90% of our consolidated revenues for those periods respectively. No other customer accounted for more than 10% of our consolidated revenues for those periods.  See note 3 to the consolidated financial statements in Item 8 of this report for a breakdown of revenues among these customers.  Revenues from Hess do not include payments by Hess under the Support Agreement.

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

Tank Barge Characteristics

To protect the environment, today’s tank barge hulls are required not only to be leakproof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tank barges that carry clean products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tank barge also has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

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

Ship Management, Crewing and Employees

We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of March 1, 2006, we employed approximately 435 persons, comprised of approximately 35 shore staff and approximately 400 fleet personnel. We have a collective bargaining agreement in place with two maritime unions, the American Maritime Officers union, which covers the 182 officers of our vessels, and the Seafarers’ International Union, which covers all our other seagoing personnel, that expire in 2007. Under the terms of the collective bargaining agreements, we are required to make contributions to pension and other welfare programs managed by the unions. Management believes there are no unfunded pension liabilities under any of these agreements. Our vessel employees are paid on a daily or hourly basis and typically work 60 days on and 60 days off, in the case of officers, and 120 days on and 60 days off, in the case of all other seagoing personnel. Our shore-based personnel are generally salaried and are primarily located at our headquarters in Edison, New Jersey.

Our shore staff provides support for all aspects of our fleet and business operations, including sales and scheduling, crewing and human resources functions, compliance and technical management, financial and insurance services.

Classification, Inspection and Certification

In accordance with standard industry practice, all of our coastwise vessels have been certified as being “in class” by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require an “in class” certification by a classification society before they will extend coverage to any vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the country of registry of such vessel and the international conventions of which that country is a member. Inspections of our ITBs are conducted by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years, which is generally conducted through an underwater survey, and a special survey every five years. As part of an intermediate survey, our vessels may be required to be drydocked every 24 to 30 months for inspection of the underwater parts of such vessel and for any necessary repair work related to such inspection. Inspections of our parcel tankers are conducted by a surveyor of the classification society annually as well as when the vessel is drydocked, which must occur twice every five years.

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

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by United Kingdom P&I Club, which is a member of the International Group of protection and indemnity mutual assurance associations. The 17 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of UK P&I Club, we are subject to calls payable to the associations based on our claims records, as well as the claim records of all other members of the individual associations and members of UK P&I Club.

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

A substantial majority of all long-haul shipments of chemicals in the United States are currently by rail.  We believe that the cost to ship by rail is significantly higher than shipping by tanker, even when inventory and logistics costs are factored in.  We believe that this lower cost and the availability of vessels with many tank segregations that allow smaller quantities of product to be carried will increase the demand for tanker transportation of chemicals.

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

The Oil Pollution Act of 1990.  The Oil Pollution Act of 1990, or OPA 90, established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. In general, all newly-built or converted tankers carrying crude oil and petroleum-based products in U.S. waters must be built with double-hulls. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service between 1995 and 2015 based on their tonnage and age. Under the phase-out schedule, two of our six ITBs will be precluded from transporting petroleum and petroleum-based products in the United States by May and June 2012, an additional two ITBs and the Chemical Pioneer and the Charleston must be phased out of transporting petroleum and petroleum-based products by each of February, March, September and October 2013 and the remaining two ITBs must be phased out of service by June and August 2014. In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double sides. The Sea Venture is scheduled to be phased out of petroleum service in September 2013, but may remain in the chemical trade beyond 2013. Although the Charleston is not OPA 90 compliant, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, that must be made by its mandatory phase-out date in 2013, will bring the Chemical Pioneer into compliance with OPA 90.  The Houston is a double-hulled vessel and therefore does not have a phase-out date.

Under OPA 90, owners or operators of tank vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:

•                  address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

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

We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of tank vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

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

Solid Waste.  Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

Air Emissions.  The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our ITBs are equipped with vapor control systems that satisfy these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA has entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may result in material expenditures, however, we do not believe at this time that any of our vessels will be affected by this rulemaking.

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

•                  at least 75% of the stock or equity interest and voting power in the corporation is beneficially owned by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

•                  in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

Because we could lose our privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25% of our outstanding interests or those of our general partner, our limited partnership agreement initially restricts foreign ownership and control of our common and subordinated units, and those of our general partner, to not more than 15% of the respective interests.

There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws. Such changes could have a material adverse effect on our operations and financial condition.

As a result of the Hurricanes Katrina and Rita, a short-term waiver, which expired on October 24, 2005, was granted by the Department of Homeland Security, lifting the Jones Act restriction on foreign-flag carriers, allowing these carriers to replace transporting needs arising from out-of-service pipelines.  Operationally, we were not materially impacted by this waiver as all of our available ITBs were covered by either long-term time charters or contracts of affreightment.  As a result of the hurricanes, our chemical vessels experienced slight erosion of time charter equivalent rates due to weather delays and the drydocking of the Jacksonville was delayed due to labor shortages.

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

In 2002, Congress passed the Maritime Transportation Security Act of 2002, or MTS Act, which, together with the International Maritime Organization’s recent security proposals (collectively known as The International Ship and Port Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act that have been issued by the U.S. Coast Guard.

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

ITEM 1A.  RISK FACTORS

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•                  the level of capital expenditures we make, including for acquisitions, drydockings for repairs, retrofitting of vessels to comply with OPA 90, newbuildings, and compliance with new regulations;

•                  the restrictions contained in our debt instruments and our debt service requirements;

•                  fluctuations in our working capital needs;

•                  our ability to make working capital or other borrowings; and

•                  the amount of reserves established by our general partner.

For 2006, we increased our maintenance capital expenditure reserve from $17.2 million to $19.6 million, which will reduce our cash available for distribution by $2.4 million in 2006 compared to 2005.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily on our cash flow, including cash reserves, payments received under the Hess support agreement and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.  Our net income per unit for each of 2005, 2004 and 2003 was less than the minimum annual distribution of $1.80 per unit.

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

During the past several years, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act and cargo preference laws. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than we do in the U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions. As a result of hurricanes Katrina and Rita, a short-term waiver, which expired on October 24, 2005, was granted by the U.S. Department of Homeland Security, lifting the Jones Act restriction on foreign-flag carriers, allowing these carriers to replace transporting needs arising from out of service pipelines. We cannot assure that future waivers will not be granted.

Because we must make substantial expenditures to comply with mandatory drydocking requirements for our fleet, and because these expenditures may be higher than we currently anticipate, we may not have sufficient available cash to pay the minimum quarterly distribution in full.

Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for inspection and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

Two of our six ITBs were drydocked in 2005, an additional two will be drydocked in 2006 and the remaining two in 2007. We estimate that drydocking these vessels will cost approximately $6.0 million per vessel.  The Houston was drydocked in 2005 at a cost of $3.1 million and the Sea Venture was placed in drydock in January 2006 at an estimated cost of $8.9 million and will both be required to be drydocked again in 2008.  In addition, our parcel tankers are required to be drydocked in both 2006 and 2008. We estimate drydocking of the parcel tankers will cost approximately $3.0 million to $5.0 million per vessel. When drydocked, each of our ITBs will be out of service for approximately 50 to 60 days and each of our parcel tankers will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

Because the required drydocks for the Sea Venture in 2011 and the ITBs in 2010 (Jacksonville and New York), 2011 (Groton and Mobile) and 2012 (Baltimore and Philadelphia) occur near their respective mandatory phase-out dates under OPA 90, it may not be economical for us to perform the drydocks on one or more of those vessels if we determine not to retrofit such vessel to make it OPA 90 compliant. In such event, if the vessel taken out of service is not replaced, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

The cost of bringing our fleet into compliance with OPA 90 will be significant; this may cause us to reduce the amount of our cash distributions or prevent us from raising the amount of our cash distributions.

Under OPA 90, we will be required to phase-out the use of our vessels carrying petroleum-based products beginning in 2012 unless we retrofit these vessels. The phase-out dates for these vessels are: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer, Sea Venture and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting crude oil and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90.

In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double-sides. We estimate that the current cost to retrofit each ITB with double-sides is approximately $25 million per vessel; however at the time we make these expenditures, the actual cost could be higher due to inflation and other factors. Several of our customers have indicated that they are currently not interested in chartering retrofitted ITBs.  The cost of retrofitting the ITBs compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement. Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our basic surplus and our cash available for distribution. In addition, if charter rates decline, it may not be economical for us to retrofit one or more ITBs, in which event we would have to take them out of service, which would have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.  We may fund our OPA 90 compliance plan, particularly newbuildings, through off-balance sheet financing.  We may be required to make deposits to reserve shipyard berths in connection with our OPA 90 compliance plan, some or all of which may be non-refundable if we do not continue with our initial plan.

Furthermore, even if we are successful in funding the OPA 90 compliance costs for our fleet, the obligation to incur and fund such costs may make it difficult for us to increase our cash distributions per unit for the foreseeable future. Such an impact could adversely affect the trading price of our common units.

Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification that must be made by 2013 will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income. A corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to you.  The Sea Venture is not OPA 90 compliant and we currently intend to operate the Sea Venture in the chemical trade beyond its OPA 90 phase out date in September 2013.

The amount of estimated maintenance capital expenditures our general partner is required to deduct from basic surplus each quarter is based on our current estimates and could increase in the future.

Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus increased from $17.2 million in 2005 to

$19.6 million in 2006. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

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

We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions. Please read “—We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.”

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

In connection with our purchase of six ITBs from Hess in September 2002, Hess agreed that if the contract rate for a charter of any of the vessels we acquired was less than the rate specified in our support agreement with Hess, Hess would, subject to specified limited exceptions, pay us the difference between the two rates. During 2005, 2004 and 2003, Hess made net support payments to us aggregating $1.0 million, $4.0 million and $5.3 million, respectively. If for any reason Hess is unable or fails to make any payments due to us under the support agreement, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

In addition, if we enter into charters of our ITBs with companies having specified investment grade credit rating, the charter rate is equal to or higher than the rate specified in the support agreement and certain other conditions are met, then the support agreement is not applicable to those charters even if the charterer subsequently fails to make payments under the charter.

In the event the charter rates we receive at any time during the term of the agreement on the ITBs exceed the Hess support rate, then we must pay such excess amounts to Hess until we have repaid Hess for all prior support payments previously made by Hess to us, and then we must share 50% of any additional excess amount with Hess. The aggregate amount of all support payments made by Hess to us through December 31, 2005 is $13.6 million, of which we have repaid $1.2 million to Hess as of December 31, 2005.  This reimbursement and sharing obligation may reduce cash that would otherwise be available for distribution.

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

The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. In 2005, 2004 and 2003, BP accounted for 30%, 27% and 52% of our revenues, respectively, Shell accounted for 25%, 20% and 23% of our revenues, respectively, and Hess accounted for 10%, 12% and 15% of our revenues, respectively. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected. Revenues received from Hess exclude payments under the support agreement.

We may not be able to renew our long-term contracts when they expire.

We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum cargo requirements that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. Additionally, we will commence a long-term charter with Morgan Stanley that will account for 100% of the usable capacity of the Houston, beginning mid-2006.  These arrangements may not be renewed, or if renewed, may not be renewed at similar rates. Under the Hess support agreement, we are assured of specified minimum charter rates for our ITBs through September 13, 2007. We may not be able to obtain charter rates for the ITBs equal to or greater than the rates provided in the Hess support agreement following expiration of the Hess support agreement. If we are unable to obtain new charters at rates equivalent to those received under the old contracts or under the Hess support agreement, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.

We currently own six ITBs, one product tanker and three parcel tankers. Four of our ITBs and two of our parcel tankers are under long-term contracts. The Houston will commence a long-term contract in mid-2006 and the Sea Venture will begin covering the long-term contract arranged for the first ATB until December 2006, when the ATB is expected to be placed in service.  In the event any of our ITBs or parcel tankers has to be taken out of service for more than a couple of days, we may be unable to fulfill our obligations under these long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third-party for use of a vessel, at our expense, to transport the charterer’s products, which might not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract. We will not receive any compensation under the Hess support agreement for ITBs taken out of service for repairs and maintenance.

Also, if our two new ATBs under construction are not completed by the scheduled due date, we may be unable to fulfill our obligations under the long-term contracts we expect to have in place at the time of delivery. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer’s products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.  In addition, because our first ATB will not be completed by the originally scheduled delivery date, we will have to use the Sea Venture to fulfill our obligations under contracts we entered into for such ATB until it is delivered, currently scheduled for December 2006, which will reduce our revenue and cash available for distribution.

When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while such vessel was in drydock. We operated under this arrangement from June 2004 through November 2004 and chartered in another vessel on a short-term basis to fulfill our obligations under our charter agreements covering the Charleston.  We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel.

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

•                  ability to meet the customer’s schedule;

•                  price;

•                  safety record;

•                  ability to satisfy the customer’s vetting requirements;

•                  reputation, including perceived quality of the vessel; and

•                  quality and experience of management.

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

Our transportation of petrochemical and commodity chemical products faces intense competition from railroads, which we estimate transport approximately two-thirds of all petrochemical and commodity chemical products. We believe the cost of transporting these products by rail is generally higher than the cost of marine transportation, and any decrease in rail rates could adversely affect the amount of petrochemical and commodity chemical products we carry.

Delays or cost overruns in the construction of a new vessel or the retrofit or drydock maintenance of existing vessels could adversely affect our business. Cash flows from new or retrofitted vessels may not be immediate or as high as expected.

We anticipate retrofitting our ITBs with double-sides in order to allow our ITBs to continue to transport refined petroleum products following their scheduled phase-out dates under OPA 90 or to replace such ITBs with newly built OPA 90 compliant tank vessels. We are also constructing three new ATBs and exploring the possibility of constructing new product tankers. In addition, each of our vessels must undergo mandatory drydocking for major repair and maintenance—every five years, in the case of our ITBs, with a mid-period underwater survey in lieu of drydocking, and twice every five years, in the case of our parcel tankers and the Houston. These projects will be subject to the risk of delay or cost overruns caused by the following:

•                  unforeseen quality or engineering problems;

•                  work stoppages;

•                  weather interference;

•                  unanticipated cost increases;

•                  inability to have the work performed in the United States;

•                  delays in receipt of necessary equipment;

•                  inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard and the American Bureau of Shipping upon completion of work; and

•                  weather related conditions, such as hurricanes.

Significant delays could have a material adverse effect on expected contract commitments for new or modified vessels and our future revenues and cash flows. In addition, significant delays could allow a charterer to cancel the charter or require us to charter additional vessels to meet our contractual obligations. Furthermore, customer demand for new or modified vessels may not be as high as we currently anticipate and, as a result, our business, results of operations and financial condition and our ability to make cash distributions may be adversely affected. The first ATB we are having constructed will be delivered at least six months later than scheduled and at a cost of no less than approximately $53.4 million.  SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB.  As a result of the delay, we will have to use our Sea Venture parcel tanker to service the contracts entered into for our first ATB until that ATB is completed, rather than new charters, which will adversely affect our results of operations and our ability to increase our distributions.

There is limited availability in U.S. shipyards for drydocking a vessel. As a result, the costs of performing drydock maintenance in the United States are significantly higher than they are overseas. Furthermore, U.S. shipyards may not have available capacity to perform drydock maintenance on our vessels at the times they require drydock maintenance, particularly in the event of an unscheduled drydock due to accident or other damage, in which event we will be required to have the work performed in an overseas shipyard. This may result in the vessel being off-hire, and therefore not earning any revenue, for a longer period of time because of the time required to travel to and from the overseas shipyard.  In addition, we may be required to place a deposit in order to reserve shipyard slots for construction of new vessels, which may not be refundable if we elect not to proceed with such new construction.

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

In addition, we have had difficulty in finding good acquisition targets. In 2005 we incurred approximately $0.4 million of expenses in pursuing acquisitions that ultimately were not consummated. These costs adversely affect our results of operations and our ability to increase our distributions.

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

Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws or civil actions. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. For more information, please read “Item 1. Business—Regulation.”

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

All of our seagoing personnel, including our captains, are employed under contracts with the Seafarers’ International Union, in the case of our non-officer personnel, and the American Maritime Officers union, in the case of vessel officers, that expire in 2007. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Our employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.

All of our seagoing employees are covered by provisions of the Jones Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.

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

The employment agreements of Messrs. Calvin Chew, Paul Gridley and Jeff Miller, our executive vice president, chairman and chief executive officer and vice president—chartering, respectively, only require them to spend a majority of their business time in managing our operations. Messrs. Chew, Gridley and Miller currently own and operate two Jones Act barges that have been transporting caustic soda and calcium chloride under contracts with third parties, and are permitted to acquire and operate additional tank barges of less than 15,000 deadweight tons under specified circumstances in the transportation of chemical products other than petroleum or petroleum products. Messrs. Chew, Gridley and Miller may face conflicts regarding the allocation of their time between our business and their barge business. If any of Messrs. Chew, Gridley and Miller were to spend less time in managing our business and affairs than they do currently, our business, results of operations and financial condition and our ability to make cash distributions may be adversely affected.  In addition, we sublease approximately 75% of our New York office space to companies affiliated with our Chairman and Chief Executive Officer.  Please read “—Risks Inherent in an Investment in Us—The members of United States Shipping Master LLC, including our executive officers, and their affiliates may engage in activities that compete directly with us,” “Item 11. Executive Compensation—Employment Agreements” and “Item 13. Certain Relationships and Related Party Transactions – New York Sublease.”

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

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

•                  provides that our general partner is entitled to make other decisions in “good faith” if it reasonably believes that the decision is in our best interests;

•                  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may not be particularly advantageous or beneficial to us; and

•                  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud, willful misconduct or gross negligence.

In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in the partnership agreement, including the provisions discussed above.

Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by United States Shipping Master LLC, which is controlled by Sterling/US Shipping L.P. Sterling/US Shipping L.P. has the right to designate a majority of the directors of United States Shipping Master LLC and thus indirectly has the right to designate all the directors of our general partner. Please read “Item 13. Certain Relationships and Related Party Transactions—United States Shipping Master Voting Arrangement.”

Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Accordingly, the unitholders are currently unable to remove our general partner without its consent because United States Shipping Master LLC owns sufficient units to be able to prevent the general partner’s removal. Also, if our general partner is removed without cause during the subordination periods and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination periods because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination periods.

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

•                  our unitholders’ proportionate ownership interest in us will decrease;

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

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. At December 31, 2005, our consolidated indebtedness was $128.0 million, consisting of term loan obligations under our credit facility. In addition, we have capacity to borrow an additional $109.4 million under our credit facility, including $50.0 million under our revolving credit facility.  We have the ability to incur additional debt, subject to limitations in our credit facility. Our level of indebtedness could have important consequences to us, including the following:

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

•                  make certain loans and investments; and

•                  enter into a new line of business.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facility, the lenders could seek to foreclose on such assets.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our debt agreements, please read “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Second Amended and Restated Credit Facility.”

We can borrow money under our amended and restated credit facility to pay distributions, which would reduce the amount of revolving credit available to operate our business.

Our partnership agreement allows us to make working capital borrowings under our amended and restated credit facility to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. We are required to reduce all working capital borrowings under the credit agreement to zero for a period of at least 15 consecutive days once each 12 month period. Any working capital borrowings by us to make distributions will reduce the amount of working capital borrowings we can make for operating our business. For more information, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Second Amended and Restated Credit Facility.”

Costs due our general partner and its affiliates will reduce available cash for distribution to you.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. All of our employees, including vessel crews, are employees of subsidiaries of our general partner. On an adjusted basis as if our initial public offering and the related transactions had been completed on January 1, 2003, we would have reimbursed our general partner $33.3 million and $25.3 million for the years ended December 31, 2004 and 2003, respectively.  We reimbursed our general partner $37.7 million in the year ended December 31, 2005.

The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to you.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if you participate in the “control” of our business. Our general partner generally has unlimited liability for the obligations of the Partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.

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

Sterling/US Shipping L.P., the principal member of United States Shipping Master LLC, the other members of United States Shipping Master and their respective partners, affiliates and the funds they manage or may manage, or management, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Only United States Shipping Master and its controlled affiliates are subject to certain noncompete provisions. In addition, Calvin Chew, Paul Gridley and Jeff Miller, our executive vice president, chairman and chief executive officer and vice president—chartering, respectively, own and operate two barges engaged in the transportation of chemical products. Under their employment agreements, Messrs. Chew, Gridley and Miller are not prohibited from acquiring and operating additional tank barges of less than 15,000 deadweight tons under specified circumstances. Please read “—Risks Inherent in Our Business—We depend on key personnel for the success of our business and some of those persons face conflicts in the allocation of their time to our business,” “Item 11. Executive Compensation—Employment Agreements” and “Item 13. Certain Relationships and Related Party Transactions—Omnibus Agreement—Noncompetition.”

The price of our units may fluctuate significantly, and you could lose all or part of your investment.

There are only 6,899,968 publicly traded common units. We do not know how liquid the trading market for our common units will continue to be.  Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.  The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

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

•                  future sales of our common units; and

•                  the other factors described in these “Risk Factors.”

In addition, our stock price will fluctuate with changes in interest rates, as investors compare the yield (as determined by the quarterly distribution) on our units to yields they could achieve in the debt markets. Accordingly, unless we can raise our quarterly cash distribution, our stock price is likely to decline in periods of rising interest rates.

We will incur increased costs as a result of being a public partnership.

We became a publicly traded partnership in November 2004 and have a limited history operating as a public partnership. As a public partnership, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, has required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and made activities more time-consuming and costly. For example, as a result of becoming a public partnership, we are required to have three independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we incur additional costs associated with our public partnership reporting requirements. These new rules and regulations make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  We incurred approximately $1.8 million of costs in 2005 directly associated with being a publicly traded partnership.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the cash available for distribution and after-tax return to you, likely causing a substantial reduction in the value of the common units.

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

If the IRS or a state tax authority contests the tax positions we take, the market for our common units may be adversely impacted, and the costs of any contest will be borne by our unitholders and our general partner.

We have not requested any ruling from the IRS or any state tax authorities with respect to our treatment as a partnership for tax purposes or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS or a state tax authority may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS or a state tax authority will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

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

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

You will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business in California, New Jersey and New York, which impose state income taxes. We may own property or conduct business in other states or foreign countries in the future. It is your responsibility to file all federal, state and local tax returns.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our general partner leases approximately 12,700 square feet of office space for our principal executive office in Edison, New Jersey. The lease expires in May 2009. Our general partner also has the option to renew the lease for an additional five-year period.  Additionally, commencing on January 1, 2006, we lease office space in New York City for use by our Chairman and Chief Executive Officer and other personnel.  We sublease 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The lease expires on December 31, 2015.  See “Item 13. Certain Relationships and Related Party Transactions – New York Sublease.”

ITEM 3.  LEGAL PROCEEDINGS

We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business.  All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $150,000 per claim.  On a current basis, we provide for amounts we expect to pay.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR PARTNERSHIP’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unitholder Matters

Our common units were listed on the New York Stock Exchange under the symbol “USS” beginning on October 29, 2004.  Prior to October 29, 2004, our equity securities were not publicly traded.  As of February 28, 2006, there were 6,899,968 outstanding publicly-traded common units, representing an aggregate 49% limited partner interest in us.  As of February 28, 2006, there were 7 holders of record of our common units, representing approximately 5,000 beneficial owners.  The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
	High	Low	Cash Distribution (1)
2005
Fourth Quarter Ended December 31, 2005	$25.40	$20.97	$0.45
Third Quarter Ended September 30, 2005	$27.40	$24.35	$0.45
Second Quarter Ended June 30, 2005	$25.85	$23.00	$0.45
First Quarter Ended March 31, 2005	$28.00	$24.10	$0.45

2004
Fourth Quarter Ended December 31, 2004 (2)	$27.30	$22.25	$0.2885

(1)                                  Distributions are shown for the quarter with respect to which they were declared.  For each of the quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

(2)                                  For the period from November 3, 2004, the date of completion of our initial public offering, through December 31, 2004.

The aggregate amount of distributions declared in respect of the years ended December 31, 2005 and 2004 on common units, the general partner interests, and subordinated units totaled $25.3 million and $4.1 million, respectively.

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships that generates 90% or more of their gross income for every taxable year from “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently and is expected to continue to transport specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture, when it enters operational service in mid-2006 may transport either specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes or chemical products that generally generate non-qualifying income. We are operating the Chemical Pioneer in a corporate subsidiary because it primarily will conduct operations that do not generate qualifying income. Dividends received from our corporate subsidiary will constitute qualifying income.  We estimate that less than 3% of our current income is not qualifying income; however, this estimate could change from time to time.

CASH DISTRIBUTION POLICY

Distributions of Available Cash

General.   Approximately 45 days after the end of each quarter, beginning with the quarter ending December 31, 2004, we distribute available cash to unitholders of record on the applicable record date.

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

We currently expect that our estimated maintenance capital expenditures will be $19.6 million per year, up from $17.2 million in 2005, which is comprised of approximately $12.6 million per year for mandatory drydocking costs for all of our vessels and approximately $7.0 million per year for retrofitting our ITBs to make them OPA 90 compliant. The amount of estimated maintenance capital expenditures attributable to future drydocking expenses is based on the anticipated costs of drydockings over our next five-year drydocking cycle. Please read “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ongoing Capital Expenditures.”

Subordination Periods

General.  During the subordination periods, which we define below, the common units will have the right to receive distributions of available cash from basic surplus, as defined below, in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from basic surplus may be made on any subordinated units. Disribution arrearages do not accrue on either class of the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash from basic surplus to be distributed on the common units. Our subordinated units are owned by United States Shipping Master LLC.  Only the non-management members of United States Shipping Master LLC will be entitled to receive distributions of or attributable to the class A subordinated units. The members of United States Shipping Master LLC that serve as our executive officers will not be entitled to receive distributions of or attributable to the class A subordinated units; the management members will only be entitled to receive distributions of or attributable to the class B subordinated units.

Definition of Subordination Periods.  The class A subordination period will extend until the first day of any quarter, beginning after December 31, 2009, and the class B subordination period will extend until the first day of any quarter, beginning after December 31, 2010, that each of the following tests are met:

•                  distributions of available cash from “basic surplus” (as defined in our partnership agreement) on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•                  the “adjusted basic surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

•                  there are no arrearages in payment of the minimum quarterly distribution on the common units.

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

Early Conversion of Class A Subordinated Units.  Before the end of the class A subordination period, up to 50% of the class A subordinated units, or up to 2,636,171 class A subordinated units, may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:

•                                       December 31, 2007 with respect to 25% of the class A subordinated units; and

•                                       December 31, 2008 with respect to a further 25% of the class A subordinated units (based on the total amount of class A subordinated units initially issued).

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

However, the early conversion of the second 25% of the class A subordinated units may not occur until at least one year following the early conversion of the first 25% of the class A subordinated units.

Early Conversion of Class B Subordinated Units.  Before the end of the class B subordination period, up to 50% of the class B subordinated units, or up to 813,814 class B subordinated units, may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after:

•                                       December 31, 2008 with respect to 25% of the class B subordinated units; and

•                                       December 31, 2009 with respect to a further 25% of the class B subordinated units (based on the total amount of class B subordinated units initially issued).

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

However, the early conversion of the second 25% of the class B subordinated units may not occur until at least one year following the early conversion of the first 25% of the class B subordinated units.

Accelerated Early Conversion of Class B Subordinated Units.  Notwithstanding the foregoing, 25% of the class B subordinated units may convert into common units on a one-for-one basis immediately after the distribution of available cash to the partners in respect of any quarter ending on or after December 31, 2007 if:

•                  each of the three tests set forth in the bullet points under the caption “Early Conversion of Class A Subordinated Units” above is met as of such date; and

•                  the adjusted basic surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of $2.43 on each of the outstanding common units and subordinated units during that period on a fully diluted basis and the related distribution on the 2% general partner interest during that period.

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

•                  first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.50 per unit for that quarter (the “first target distribution”);

•                  second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.575 per unit for that quarter (the “second target distribution”);

•                  third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.70 per unit for that quarter (the “third target distribution”); and

•                  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data and operating data of U.S. Shipping Partners L.P. and its predecessors.  On November 3, 2004, United States Shipping Master LLC (“Master”) contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units.  Therefore, our historical financial and operating data presented below are for Master for the period July 16, 2002 through November 3, 2004 and for the Catug Group of Amerada Hess Corporation for 2001 and for the period January 1, 2002 through September 12, 2002, which was acquired by the predecessor to Master on September 13, 2002.  The following table should be read in conjunction with the consolidated financial statements, including notes thereto, in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

The following table presents a non-GAAP financial measure, EBITDA, which we use in our business.  This measure is not calculated or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  We explain this measure below and reconcile it to its most directly comparable financial measure calculated and presented in accordance with GAAP in “Non-GAAP Financial Measure” below.

The following table summarizes our results of operations for the periods presented (in thousands, except per unit and operating data):

					Catug Group of
	U.S. Shipping Partners L.P.				Amerada Hess Corporation
				Period from	Period from
	Year Ended	Year Ended	Year Ended	July 16, 2002	January 1, 2002	Year Ended
	December 31,	December 31,	December 31,	to December 31,	to September 12,	December 31,
	2005	2004	2003	2002 (1)	2002	2001

Voyage revenue	$131,534	$122,355	$80,514	$19,713	$44,796	$53,250
Vessel operating expenses	47,986	47,119	33,143	7,766	28,368	39,834
Voyage expenses	24,203	20,415	9,889	2,386	2,717	4,110
General and administrative expenses	10,826	10,321	7,153	2,184	2,676	3,669
Depreciation and amortization	25,704	23,945	17,921	5,070	2,683	3,422
Operating income	22,815	20,555	12,408	2,307	8,352	2,215
Interest expense	6,407	9,960	10,039	2,978	—	—
Loss on debt extinguishment	—	6,397	—	—	—	—
Other income	(1,031)	(369)	(136)	(25)	—	—
Income (loss) before (benefit) provision for income taxes	17,439	4,567	2,505	(646)	8,352	2,215
(Benefit) provision for income taxes	(640)	3,119	72	18	2,931	784
Net income (loss)	$18,079	$1,448	$2,433	$(664)	$5,421	$1,431

Net income (loss) per unit - basic and diluted	$1.28	$0.18	$0.31	$(0.09)	$0.70	$0.18

Balance Sheet Data
Vessels and equipment, net	$245,062	$201,923	$187,321	$186,912	$45,003	$29,493
Total assets	$276,222	$248,606	$207,070	$199,308	$68,351	$55,707
Total debt	$128,037	$99,625	$144,375	$153,750	$—	$—
Partners’ capital/members’ equity	$119,868	$122,786	$47,724	$39,078	$48,852	$34,096

Cash Flow Data
Net cash provided by (used in):
Operating activities	$30,609	$27,184	$10,615	$1,821	$8,858	$5,950
Investing activities	$(56,052)	$(34,541)	$(1,057)	$(160,928)	$(18,193)	$—
Financing activities	$5,185	$29,050	$(4,219)	$162,333	$9,335	$(5,950)

Other Financial Data
EBITDA (2)	$48,519	$38,103	$30,329	$7,377	$11,035	$5,637
Capital expenditures (3)
Maintenance	$45,133	$—	$12,448	$—	$—	$—
Expansion	23,710	40,930	5,881	191,982	18,193	—
Total	$68,843	$40,930	$18,329	$191,982	$18,193	$—

Distributions declared per common unit in respect of the period (4)	$1.80	$0.2885	$—	$—	$—	$—

Operating Data
Number of vessels (5)	9	8	7	6	6	6
Total barrel carrying capacity (in thousands at period end)	2,974	2,735	2,375	2,160	2,160	2,160
Total vessel days	2,999	2,810	2,430	660	1,530	2,190
Days worked	2,852	2,776	2,237	587	1,488	2,040
Drydocking days	132	—	122	73	42	139
Net utilization (6)	95%	99%	92%	89%	97%	93%
Average Daily Time Charter Equivalent Rate (7) (8) (9)	$37,631	$35,500	$31,444	$29,520	$29,740	$24,090

(1)          Although the predecessor of U.S. Shipping Partners L.P. was formed on July 16, 2002, it did not commence operations until it acquired the six ITBs from Hess on September 13, 2002.

(2)          See “—Non-GAAP Financial Measure” below.

(3)          We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet. Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Expenditures made in connection with the acquisition of the Houston  and the Sea Venture were considered maintenance capital expenditures as they were made to replace capacity scheduled to phase out under OPA 90. Generally, expenditures for construction of tank vessels in progress are not included as capital expenditures until such vessels are completed. Capital expenditures associated with constructing or acquiring a new vessel, which increase the operating capacity of our fleet over the long term, whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures. Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and amortized over three years. For more information regarding our accounting treatment of drydocking expenditures, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Depreciation and Amortization” in Item 7 of this report.

(4)          For 2004, represents distributions made in respect of the period from November 3, 2004, the date we closed our initial public offering, through December 31, 2004.

(5)          For 2005, operating data excludes the Sea Venture, as the vessel was acquired on November 28, 2005 but will not be placed in operation until mid-2006 due to drydocking requirements.

(6)          “Net utilization” is a percentage equal to the total number of days actually worked by a group of vessels during a defined period, divided by the number of calendar days in the period multiplied by the number of vessels operating in the period.

(7)          “Average Daily Time Charter Equivalent,” or TCE, equals the net voyage revenue earned by a vessel or group of vessels during a defined period, divided by the total number of days actually worked by that vessel or group of vessels during that period. We principally use net voyage revenue, rather than voyage revenue, when comparing performance in different periods. We derive our voyage revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters, which are described in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include fuel, port charges, pilot fees, tank cleaning costs and canal tolls. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts.

(8)          For  2001 and the period from January 1, 2002 through September 12, 2002, does not include the one ITB that the Catug Group chartered to another division of Hess at a rate less than the market rate.

(9)          Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. The 2003 operating data excludes the bareboat charter revenue.  Since April 28, 2004, the date of acquisition, for the Charleston.  Since September 9, 2005 the date of acquisition for the Houston.

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

					Catug Group of
	U.S. Shipping Partners L.P.				Amerada Hess Corporation
				Period from	Period from
	Year Ended	Year Ended	Year Ended	July 16, 2002	Jan. 1, 2002	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	to Dec. 31,	to Sept. 12,	Dec. 31,
	2005	2004	2003	2002 (1)	2002	2001

Reconciliation of “EBITDA” to “Net income”:

Net income (loss)	$18,079	$1,448	$2,433	$(664)	$5,421	$1,431
Depreciation and amortization	25,704	23,945	17,921	5,070	2,683	3,422
Interest expense	6,407	9,960	10,039	2,978	—	—
(Benefit) provision for income taxes	(640)	3,119	72	18	2,931	784
Interest income	(1,031)	(369)	(136)	(25)	—	—
EBITDA	$48,519	$38,103	$30,329	$7,377	$11,035	$5,637
Reconciliation of “EBITDA” to “Net cash provided by operating activities”:
Net cash provided by operating activities	$30,609	$27,184	$10,615	$1,821	$8,858	$5,950
Payment of drydocking expenditures	8,930	—	12,448	—	3,586	5,206
Interest expense paid	5,477	9,160	9,472	2,815	—	—
Increase (decrease) in working capital	2,646	8,139	(2,212)	2,739	(4,340)	(6,303)
Loss on debt extinguishment	—	(6,397)	—	—	—	—
Income taxes paid	857	17	6	2	2,931	784
EBITDA	$48,519	$38,103	$30,329	$7,377	$11,035	$5,637

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States, with approximately 28% of domestic refined petroleum products being transported by water in 2004. Our fleet consists of ten tank vessels: six integrated tug barge units, or ITBs, one product tanker, and three specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess Corporation (“Hess”) that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Four of our ITBs are currently operating under contracts with Hess, BP and Shell, one of which expires in December 2006, two expire in December 2007, and the remaining one expires in January 2008. Our remaining two ITBs are currently operating in the spot market. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

In December 2005, we signed a multi-year time charter for the Houston with Morgan Stanley Capital Group Inc. through mid 2011. The vessel will be trading in clean petroleum products in the coastwise Jones Act trade. Since it entered service on October 13, 2005, the vessel has operated in the spot market and will continue to do so until its multi-year time charter with Morgan Stanley, which will account for 100% of the usable capacity of the Houston, begins in mid-2006.

Our three parcel tankers, the Chemical Pioneer, the Charleston, and the Sea Venture, which we acquired in May 2003, April 2004, and November 2005, respectively, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. We have contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical and Shell with specified minimum volumes that will, in aggregate, account for approximately 74% of the anticipated usable capacity of the Charleston through July 2007 and 75% of the anticipated usable capacity of the Chemical Pioneer through February 2007. In addition, these customers are required to ship on our parcel tankers any additional volume of these products stipulated in the contracts. As a result, we expect these companies will utilize substantially all of the non-committed capacity of these vessels during those periods.  The Sea Venture will supplement the Chemical Pioneer in delivering non-petroleum based product. With the future reduction in chemical ship capacity we do not believe that we will encounter a problem in fully utilizing the capacity of the Sea Venture.

In August 2004, we signed a contract for construction of a 19,999 ton articulated tug barge unit, or ATB, which is scheduled to be delivered in late 2006 but could be delayed into 2007. We have entered into contracts to carry commodity chemical products with specified minimum cargo volumes that will utilize approximately 77% of this ATB’s anticipated capacity through September 2007 and approximately 67% of this ATB’s anticipated capacity thereafter through June 2010. Due to the delay in delivery of this ATB, we will be using the Sea Venture to meet our contractual obligations pending delivery of this ATB.

On February 16, 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of two barges, which are specified to have a carrying capacity of approximately 160,000 barrels at 98% of capacity. The contract with MMG includes options to construct two additional barges.  On the same date, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the two ATB units. The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover an order for two tugs. The total construction price for the two ATBs is anticipated to be approximately $130 million, or $65 million per unit.  We intend to finance the purchase price with borrowings under our credit facility and operating cash.  Additionally, we intend to obtain additional debt financing facilities, as necessary, to cover the costs of this project.  We expect the two ATBs will be completed in August 2008 and November 2008, respectively, and we have options to build another two ATBs at a cost per unit of approximately $66 million.  The options for the tugs must be exercised by August 2006 and February 2007, and the options for the barges must be exercised by April 2006 and June 2006.

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

The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter
Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay	We pay	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer pays if cargo not ready	Customer does not pay

For the years ended December 31, 2005 and 2004, we derived approximately 85% and 82%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 15% and 18%, respectively, of our revenue from spot charters.

The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs in accordance with generally accepted accounting principles.

SIGNIFICANT EVENTS DURING 2005

Houston Acquisition

In September 2005, we acquired the Houston, formerly the Gus W. Darnell, at a cost of $25.1 million.  The vessel was immediately placed in drydock at a cost of $3.1 million and was placed in service on October 13, 2005.  The Houston is a Jones Act qualified double-hulled product tanker, built in 1985, capable of carrying approximately 240,000 barrels. In December 2005, we signed a multi-year time charter for the vessel, which, when the time charter begins in mid-2006, will be trading in clean petroleum products in the coastwise Jones Act trade and will account for 100% of its usable capacity.

Sea Venture Acquisition

In November 2005, we acquired the Sea Venture at a cost of $4.1 million.  The Sea Venture is a 19,000 dwt double-bottomed chemical/product, or parcel tanker, from Marine Transport Corporation. The vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks. We placed the vessel in drydock upon acquisition at an estimated cost of $8.9 million and expect the vessel to be placed in service in May 2006, covering the contracts of our SENESCO-built ATB until it is delivered in December 2006 or early 2007. In 2007, the vessel may trade in either petroleum products or chemical products for the Partnership.

SENESCO ATB Contract Renegotiation

In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for us at a fixed price of $45.4 million to be delivered in early 2006. The agreement also provided for options to build up to an additional three ATB’s. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge will be delayed. We have entered into a revised agreement with SENESCO regarding completion of the ATB at another facility which SENESCO will operate. The total cost of completion of the ATB pursuant to the revised agreement is currently expected to be approximately $53.4 million, with a contracted delivery date of December 2006.  SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB. The revised agreement provides for substantial penalties for late delivery of the ATB. There is risk that the cost of the ATB could be higher and that the ATB may not be completed in a timely manner, which could have a material adverse effect on our results of operations. We and SENESCO have mutually agreed to cancel the options to have SENESCO build up to three additional ATBs at a fixed price. The deposits we had made related to the additional vessels will be applied to the total purchase price of the SENESCO ATB.

Amendments to our Credit Facility

In September 2005, we borrowed an additional $30.0 million on our existing credit facility to finance the purchase and drydock of the Houston.   The loan matures on April 30, 2010, bears interest at LIBOR plus 2.00%, and is amortized, on a pro-rated basis, in accordance with the existing debt repayment schedule.   In connection with this borrowing, we incurred and capitalized $0.2 million of bank fees.

In October 2005, we amended our Second Amended and Restated Credit Agreement principally to allow for additional payments, not to exceed $7.5 million, to be made by us to SENESCO for construction of the ATB.

We allowed the delayed draw term loan of $30.0 million to expire on November 2, 2005.

See “-Second Amended and Restated Credit Facility” for additional information on our credit facility.

Subsequent Events

On February 16, 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) of Marinette, WI for the construction of two barges, each of which has a carrying capacity of 156,000 barrels. The contract with MMG includes options to construct two additional barges.  On the same date, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the two ATB units. The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option will be for two tugs.  The total construction price for the two ATBs is anticipated to be approximately $130 million, or $65 million per unit. We intend to finance the purchase price with borrowings under our credit facility and cash from operations. Additionally, we also may need to obtain other sources of financing to cover the cost of this project.  The first ATB is scheduled to enter service in August 2008 with the second unit following approximately three months later.  These ATB units will be built to similar specifications as the ATB currently under construction with SENESCO. We intend to employ this series of ATBs in our Jones Act trade and are in discussions with potential customers regarding charters for these units upon their delivery.  Additionally, we have committed to purchase additional owner-furnished items related to two option vessels totaling $17.5 million. We have entered into a foreign currency forward contract to hedge the variability of cash flows associated with our liability related to one of these commitments totaling $13.9 million. We have options to build another two ATBs at a cost per unit of approximately $66 million.  The options for the tugs must be exercised by August 2006 and February 2007, and the options for the barges must be exercised by April 2006 and June 2006.

On March 15, 2006, we made a $5.0 million deposit to reserve shipyard slots for the building of new vessels, of which $4.6 million is refundable if we elect by May 26, 2006 not to proceed with the building of the new vessels.

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

•                  Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance every five years, with a mid-period underwater survey in lieu of drydocking, and our parcel tankers and Houston be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP. In preparing these financial statements, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of our assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of our revenues and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. We believe that, of our significant accounting policies discussed in Note 3 to our consolidated financial statements, the following policies might involve a higher degree of judgment.

Revenue Recognition

We earn revenue under contracts of affreightment, spot charters, consecutive voyage charters and time charters. For contracts of affreightment, spot charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period compared to the total estimated transit time for each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than 15 days in duration. For time charters, revenue is recognized on a daily basis over the contract period, with expenses recognized as incurred.

Depreciation and Amortization

Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: ITBs to their mandatory retirement as required by OPA 90, between 2012 and 2014; and 10 years for parcel tankers and the Houston. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for our ITBs and 30 months for our parcel tankers and the Houston. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

The book values of our vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Historically, both charter rates and vessel values tend to be cyclical. The net book value of vessels held and used by us is reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the vessel is less than the vessel’s net book value.

In developing estimates of future cash flows, we must make assumptions about future charter rates, vessel operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, there may be events or changes in circumstances that could indicate that the recoverability of the carrying amount of a vessel might not be possible.  Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels.  If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset, and estimated salvage values.  Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accounts Receivable

We extend credit to our customers in the normal course of business. We regularly review our accounts, estimate the amount of uncollectible receivables each period and establish an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers and other relevant known information. Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of our customers.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for operating data):

	Years Ended December 31,
	2005	2004	2003

Voyage revenue	$131,534	$122,355	$80,514
Vessel operating expenses	47,986	47,119	33,143
% of voyage revenue	36.5%	38.5%	41.2%
Voyage expenses	24,203	20,415	9,889
% of voyage revenue	18.4%	16.7%	12.3%
General and administrative expenses	10,826	10,321	7,153
% of voyage revenue	8.2%	8.4%	8.9%
Depreciation and amortization	25,704	23,945	17,921
Operating income	22,815	20,555	12,408
% of voyage revenue	17.3%	16.8%	15.4%
Interest expense	6,407	9,960	10,039
Loss on debt extinguishment	—	6,397	—
Other income	(1,031)	(369)	(136)
Income before (benefit) provision for income taxes	17,439	4,567	2,505
(Benefit) provision for income taxes	(640)	3,119	72
Net income	$18,079	$1,448	$2,433

Operating Data (1)
Number of vessels (2)	9	8	7
Total vessel days	2,999	2,810	2,430
Days worked	2,852	2,776	2,237
Drydocking days	132	—	122
Net utilization	95%	99%	92%
Average daily time charter equivalent rate	$37,631	$35,500	$31,444

(1)   Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. The 2003 operating data excludes bareboat charter data.  Since April 28, 2004, the date of acquisition, for the Charleston.

(2)   Does not reflect the Sea Venture as vessel will not become operational until the completion of its drydock, estimated to be mid-2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Voyage Revenue.   Revenues were $131.5 million for the year ended December 31, 2005, an increase of $9.2 million, or 8%, from the year ended December 31, 2004.  The increase is attributable to $9.8 million, $3.8 million, and $1.8 million of increases for the Charleston, Houston, and Chemical Pioneer, respectively.  The Charleston experienced a full year of operation in 2005 compared to eight months in 2004, coupled with a 9% increase in rates.  The Houston was purchased in September 2005, and began trading in October 2005.   The Chemical Pioneer benefited from an increase in rates, however, most of its increase was attributable to increased voyage expenses, which are passed through in the form of increased revenue rates.  These revenue increases were partially offset by decreased ITB revenues of $1.7 million and charter-in revenue of $4.5 million.  The ITB revenue decrease was principally related to the drydocking of the New York and the Jacksonville for a collective 132 days. Charter-in revenue was non-recurring in 2005.  During 2004, we chartered-in a vessel to fulfill a contractual obligation to a customer.

Vessel Operating Expenses. Vessel operating expenses were $48.0 million for the year ended December 31, 2005, compared to $47.1 million for the year ended December 31, 2004.  The increase of $0.9 million is attributable to the addition of the Houston, which contributed $1.6 million, a full year of operation of the Charleston, which added $2.1 million, offset by a $3.9 million decrease in charter-in expense related to the charter-in of a vessel in 2004 to fulfill a contractual obligation to a customer.   The remaining increase of $1.1 million is attributable to increases in crew wages, benefits and crew costs, principally as a result of contracted wage increases coupled with increases in insurance, as a result of rate increases, and uninsured damages related to the Mobile.

Voyage Expenses. Voyage expenses increased to $24.2 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004.  The $3.8 million, or 19% increase, was attributable to the Houston, which contributed $1.2 million, and the full year of operation of the Charleston, which contributed an additional $2.8 million.  These amounts were partially offset by a decrease in voyage expenses from 2004 related to a chartered-in vessel of $1.1 million.  The remaining increase is attributable to increases in bunker expense due to the rising cost of fuel prices.

General and Administrative Expenses.  General and administrative expenses were $10.8 million for the year ended December 31, 2005, an increase of $0.5 million, or 5%, compared to the year ended December 31, 2004.  The increase was principally the result of increases in wages and professional fees offset by a decrease in bonus expense. Certain members of executive management received wage increases totaling $0.3 million in November 2004, effective upon our initial public offering.  Professional fees increased due to additional costs associated with complying with the Sarbanes Oxley Act of 2002.    Bonus expense decreased $1.1 million principally due to the nonrecurring aggregate $1.0 million bonus to two members of the executive management in 2004 in connection with our initial public offering.  In addition, in 2005, we incurred approximately $0.4 million in pursuing acquisitions that ultimately were not consummated.

Depreciation and Amortization.  Depreciation and amortization was $25.7 million, an increase of $1.8 million, or 7%, during the year ended December 31, 2005 as a result of the addition of the Houston, which was placed in service in October 2005, a full year of depreciation on the Charleston, and the commencement of amortization of the Houston and New York drydocks, which were completed in the fourth quarter of 2005.

Interest Expense.  Interest expense was $6.4 million for the year ended December 31, 2005, a decrease of $3.6 million compared to $10.0 million for the year ended December 31, 2004.  The decrease is a result of average lower debt balances, principally as a result of our November 2004 refinancing, which resulted in the repayment of $93.8 million of long-term debt.  The decrease was partially offset by an increase in interest rates, as it related to our non-fixed rate debt.

Loss on Debt Extinguishment.   During the year ended December 31, 2004, we refinanced our credit facility in April and November, resulting in a loss on debt extinguishment totaling $6.4 million.  There were no refinancings during the year ended December 31, 2005.

(Benefit)/Provision for Income Taxes.  During the year ended December 31, 2004, we incurred a $3.2 million one-time income tax expense relating to the conversion of one of our subsidiaries from a limited liability company to a corporation.  The benefit for income taxes incurred during the year ended December 31, 2005 is attributable to a pre-tax operating loss in the aforementioned corporate subsidiary principally arising from differences between book and tax depreciation methods.

Net Income.  Net income was $18.1 million for the year ended December 31, 2005, an increase of $16.6 million, as compared to $1.4 million for the year ended December 31, 2004. This increase is the result of the 2004 nonrecurring charges for loss on debt extinguishment of $6.4 million and a $3.1 million provision for income taxes resulting primarily from a change in the structure of one of our subsidiaries to a corporation.  Additionally, operating income increased $2.3 million, other income, which is principally interest income, increased $0.7 million and interest expense decreased $3.6 million for the year ended December 31, 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Voyage Revenue.  Voyage revenue was $122.4 million for the year ended December 31, 2004, an increase of $41.8 million, or 52%, as compared to voyage revenue of $80.5 million for the year ended December 31, 2003. Voyage revenue excluding voyage expenses was $101.9 million for the year ended December 31, 2004, an increase of $31.3 million, or 44%, as compared to the year ended December 31, 2003.  The Chemical Pioneer, which we purchased in May 2003, contributed $2.4 million of voyage revenue, including $0.3 million under a bareboat charter in the year ending December 31, 2003, and contributed $16.6 million of voyage revenue in 2004. The Charleston, which we purchased in April 2004, contributed $12.5 million of voyage revenue.  In August 2004, we time chartered a parcel tanker, which contributed $4.5 million of voyage revenue, to fulfill our obligations under contracts of affreightment. The remaining increase in 2004 is primarily a result of more of our vessels operating under contracts where we paid the voyage expenses but received higher freight rates to compensate us for bearing these expenses.

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

Loss on Debt Extinguishment.   During 2004, we refinanced our credit facility in April and November resulting in a $6.4 million loss on debt extinguishment.  This represents a write-off of certain transaction fees associated with the debt that was repaid as well as certain other costs incurred in the transaction. In April 2004, we amended and restated our then existing credit facility, resulting in a $3.2 million charge, and used the proceeds to repay higher interest rate debt.   In November 2004, we amended and restated our then existing credit facility, resulting in a $3.2 million charge, in connection with the closing of our initial public offering.

Provision for Income Taxes.  In 2004, we recorded a provision of $3.2 million principally from the recording of deferred taxes relating to the change in the structure of one of our subsidiaries to a corporation.  The corporate subsidiary consists of the Chemical Pioneer and its results of operations.  This subsidiary is subject to federal and state income taxes.  This provision was partially offset by a net benefit of $0.1 million that arose from operating results of our corporate subsidiaries.

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

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $30.6 million for the year ended December 31, 2005, compared to $27.2 million for the year ended December 31, 2004.  The increase is primarily the result of a $4.0 million increase in operating results, after adjusting for non-cash expenses such as depreciation and amortization, a $5.1 million favorable working capital fluctuation, a $3.7 million decrease in cash interest expense due to reduced debt levels, a $0.7 million increase in other income, offset by increases in drydocking expenditures of $8.9 million and income taxes paid of $0.8 million. Net cash provided by operating activities was $10.6 million for the year ended December 31, 2003. The increase of $16.6 million in 2004 resulted primarily from increased voyage revenue, partially offset by increases in vessel operating and general and administrative expenses.

Investing Cash Flows

Net cash used in investing activities totaled $56.1 million, $34.5 million and $1.1 million for the years ended December 31, 2005, 2004, and 2003.  In September 2005, we acquired the Houston for $25.4 million and in November 2005, we acquired the Sea Venture for $4.1 million, including transaction fees.  During 2005 and 2004, we made progress payments toward the construction of a new ATB of $23.6 million and $7.9 million, respectively.  This vessel is scheduled for completion in December 2006.  In December 2005, we made a deposit of $3.8 million to secure shipyard slots for two new build ATBs.  Additionally, we purchased computer equipment totaling $0.1 million during 2005. In January 2004, we sold the Stolt Spirit, a damaged vessel purchased in May 2003 for a possible reconstruction, as scrap for $2.0 million.  We purchased the Charleston for $33.0 million in April 2004 rather than reconstruct the Stolt Spirit.  In May 2003, we purchased the Chemical Pioneer and Stolt Spirit for $5.5 million including transaction fees.  We purchased additional office furniture for $0.4 million prior to moving into our new offices in February 2003.

The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from Hess. Payments by Hess to us under the support agreement were $1.0 million, $4.0 million, and $5.3 million, net of payments to Hess of $2.7 million, $0.7 million, and $0.5 million, respectively, for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2004 five ITBs were covered by the support agreement. For the year ended December 31, 2003, four ITBs were covered by the support agreement.  One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess. Our obligation to reimburse Hess for these payments terminates upon expiration of the support agreement in September 2007.

Financing Cash Flows

Net cash provided by financing activities was $5.2 million and $29.1 million for the years ended December 31, 2005 and 2004, respectively, and net cash used in financing activities was $4.2 million for the year ended December 31, 2003.  In September 2005, we borrowed $30.0 million from our existing credit facility to finance the purchase and drydock of the Houston.  During 2005, we paid $23.1 million of distributions to our investors and repaid $1.6 million of debt in accordance with scheduled debt amortization.

 In April 2004, we obtained $202.5 million of new financing from our amended and restated credit facility and used it to finance the $33.0 million purchase of the Charleston, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of United States Shipping Master LLC, pay $6.6 million of transaction costs, pay a $0.4 million bonus to our management and provide $10.1 million of working capital. In November 2004, we used the gross proceeds from our initial public offering to pay down term debt of $93.8 million, pay financing costs, underwriting fees, professional fees and other offering expenses, and to redeem the 899,968 common units received by United States Shipping Master LLC in connection with the transfer of net assets to us.  In addition, for the year ended December 31, 2004, we repaid $16.3 million of debt in accordance with scheduled debt amortization.  Upon completion of the initial public offering, $23.0 million of cash was retained by Master and not contributed to the Partnership.

In 2003, we received additional member contributions of $5.9 million to purchase the Chemical Pioneer and Stolt Spirit, incurred additional debt of $15.0 million to finance the drydocking of the Chemical Pioneer and repaid $24.4 million of debt.

Oil Pollution Act of 1990

Tank vessels are subject to the requirements of OPA 90, which mandates that all non-double-hulled tank vessels operating in U.S. waters be removed from petroleum and petroleum-based product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the non-double-hulled vessels based on their age and size. Under OPA 90, the phase-out dates for our vessels are as follows: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer, and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting crude oil and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90.  The Houston is a double-hulled vessel and therefore does not phase-out.

We are currently exploring several “end-of-life” options for our ITBs as they reach their OPA 90 phase-out dates, including retrofitting our ITBs with an internal double hull or constructing new vessels. A retrofit would involve installing double-sides internally in the existing forebody, rearranging ballast tanks and installing coating systems to protect all newly installed steel surfaces. This retrofit will result in a fully conforming double-hull vessel since the existing double-bottom of the ITB is fully conforming; however, the capacity of the vessel will decrease by approximately 5%. We estimate the current cost of this retrofit to be approximately $25 million per vessel, and will require an off-hire period of approximately 180 days.  Certain of our customers have indicated that they are not currently interested in chartering a retrofitted ITB.   We estimate the current cost of constructing a series of new product tank vessels would average approximately $120 million per vessel and may be financed using off-balance sheet financing.

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

We do not expect to incur significant capital expenditures in order to bring our parcel tankers into compliance with OPA 90. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, which must be made by 2013, will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to limit the amount of non-qualifying income we generate, which could reduce cash available for distribution.  The Sea Venture is not OPA 90 compliant and cannot carry petroleum products beyond 2013.  At this time, we intend to operate the Sea Venture beyond its OPA 90 phase out date in the chemical trade.

Ongoing Capital Expenditures

Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repairs and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

During 2005, we placed three vessels, the newly purchased Houston, the New York and the Jacksonville in drydock.  The Houston drydock was completed in October at a cost of $3.1 million.  The ITB New York drydock was completed in November at a cost of $6.1 million and the ITB Jacksonville was completed in December at a cost of $6.0 million. During 2006, the parcel tankers, Charleston, Chemical Pioneer, and Sea Venture, and the ITBs Groton and Mobile will be placed in drydock with a total estimated cost of $27.9 million.  The Baltimore and Philadelphia are scheduled for drydock in 2007.  For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker drydocks will cost approximately $3.0 million to $5.0 million per vessel, and the Houston drydock will cost approximately $3.0 million.  When drydocked, each of our ITBs will be out of service for approximately 50 to 60 days and each parcel tanker and the Houston will be out of service for approximately 35 to 50 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Maintenance capital expenditures	$45,133	$—	$12,448

Expansion capital expenditures	23,710	40,930	5,881

Total capital expenditures	$68,843	$40,930	$18,329

Liquidity Needs

Our primary short-term liquidity needs are to make scheduled debt payments, pay our quarterly distributions and to fund general working capital requirements and drydocking expenditures while our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, while maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

Second Amended and Restated Credit Facility

On November 3, 2004, in connection with the closing of our initial public offering, we amended and restated our April 2004 credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

•   $130 million senior secured term facility, of which $100 million was drawn at closing that was used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels and a $30 million delayed draw term loan, which expired unexercised on November 2, 2005; and

•   $50 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions.

In addition, until November 3, 2006, we have the option to increase, up to an additional amount not to exceed $90.0 million in the aggregate, in the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both. Our exercise of this option is at the discretion of CIBC World Markets Corp., as the sole lead arranger, and is contingent upon, among other things:

•   no event of default having occurred and continuing, and

•   the proceeds being used to construct or acquire new vessels.

In September 2005, we borrowed $30.0 million of the $90.0 million aggregate additional borrowings on our existing credit facility to finance the purchase and drydock of the Houston.  The loan matures on April 30, 2010, bears interest at LIBOR plus 2.00%, and is amortized, on a pro-rated basis, in accordance with the existing debt repayment schedule.   In connection with this borrowing, we incurred and capitalized $0.2 million of bank fees.

In October 2005, we amended our Second Amended and Restated Credit Agreement principally to allow for additional payments, not to exceed $7.5 million, to be made by us to the shipyard for construction of the SENESCO ATB.

Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets.

Borrowings under our revolving credit facility are due and payable on the earlier of November 2, 2009 or the date the term facility is repaid. The term loan matures April 30, 2010, and is required to be amortized quarterly.  See Note 6 to the financial statements for additional information regarding the credit facility.

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

Contractual Obligations and Contingencies

Our contractual obligations at December 31, 2005 consisted of the following (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$128,037	$1,850	$16,613	$109,574	$—

ATB commitments	26,557	26,152	405	—	—

Non-cancelable operating leases	5,355	634	1,578	908	2,235

Total contractual obligations	$159,949	$28,636	$18,596	$110,482	$2,235
Less: sublease rent (2)	3,112	197	609	630	1,676
	$156,837	$28,439	$17,987	$109,852	$559

(1)  Long-term debt excludes interest payments as interest on our term loan is variable (LIBOR (4.20% at December 31, 2005) plus 2.00%) or the prime rate (7.25% at December 31, 2005) plus an applicable margin.

(2)  We sublease approximately 75% of our leased New York office space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  See “Item 13. Certain Relationships and Related Party Transactions – New York Sublease.”

The executive officers of U.S. Shipping General Partner LLC have entered into employment agreements with USS Vessel Management LLC, a wholly-owned subsidiary of our general partner.  The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron and Chew provide for an initial term expiring in October 2007. Each of the employment agreements referred to above will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days prior written notice of its intent not to renew the agreement.

The employment agreements currently provide for an aggregate base annual salary of $1.8 million.  In addition, each employee will be entitled to receive an annual bonus award based upon our consolidated financial performance.   If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to:

•      monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the “severance period”); and

•      continue to participate, at our expense, in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

See “Item 11. Executive Compensation – Employment Agreements” for additional information on the employment agreements.

In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for us at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they are not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge will be delayed. We have entered into a revised agreement with SENESCO regarding completion of the ATB at another facility which SENESCO will operate. The total cost of completion of the ATB pursuant to the revised agreement is currently expected to be approximately $53.4 million with a contracted delivery date of December 2006. SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB.  The revised agreement provides for substantial penalties for late delivery of the ATB.

In November 2005, we purchased the Sea Venture, a 19,000 dwt double-bottomed chemical/product tanker for a purchase price of $4.1 million, including certain transaction costs.  This vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks. The vessel was placed in drydock in January 2006.  The Partnership estimates that the total cost to drydock the vessel will be approximately $8.9 million.  The vessel is expected to join the Partnership’s fleet in mid-2006.  The Partnership believes that the Sea Venture will provide valuable flexibility to its current and future customer base.  With the addition of the Sea Venture to its fleet, the Partnership will own three of the five Jones Act parcel tankers with over twenty independent tank segregations and will further reinforce its position as the leading U.S. Jones Act owner of chemical-capable specialized tankers.

On February 16, 2006, we entered into contracts to construct two additional ATBs with Manitowoc Marine Group (“MMG”) for the construction of two barges, and with Eastern Shipbuilding Group, Inc. (“Eastern”) for the construction of two tugs. The contract with MMG includes options to construct two additional barges.  The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover two option tugs.   The total construction price for the two ATBs is anticipated to be approximately $130.0 million, or $65.0 million per unit, including owner furnished items.  We expect the two ATBs will be completed in August 2008 and November 2008, respectively, and we have options to build another two ATBs at a cost per unit of approximately $66 million.  The options for the tugs must be exercised by August 2006 and February 2007, and the options for the barges must be exercised by April 2006 and June 2006.  We intend to finance the purchase price with borrowings under our credit facility and cash from operations.  Additionally, we have committed to purchase additional items related to two option vessels totaling $17.5 million.  We estimate that building two additional ATBs will cost approximately $66 million each.

We also have funding commitments that could potentially require performance in the event of demands by third parties or contingent events under letters of credit totaling $0.6 million at December 31, 2005.  The letters of credit are primarily extended to secure final payments associated with the building of the ATB engines and the New York office lease.  There have been no claims against either letter of credit.

We sometimes are required to make deposits, which may or may not be refundable, to reserve berths at shipyards for drydocks or new construction.  At March 15, 2006, we had deposits of $5 million outstanding, of which $0.4 million is non-refundable.

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

New Accounting Pronouncements

On April 4, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We adopted FIN 47 in 2005, which had no impact on our consolidated financial statements.

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”) and changes the requirements for the accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  We adopted FAS 154 in 2005, which had no impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during 2005, a 1% change in our variable interest rates would have increased our interest expense by $0.1 million, after taking into effect the interest rate swap agreement we had in effect during 2005 as described below.

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

We had two open interest rate swap agreements as of December 31, 2005.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at December 31, 2005:

Notional amount	$25,125,000
Fixed rate paid	3.15%
Variable rate received	4.5269%
Effective date	12/31/02
Expiration date	12/29/06

Notional amount	$60,812,500
Fixed rate paid	3.9075%
Variable rate received	4.5269%
Effective date	4/19/04
Expiration date	12/31/08

ITEM 8.  FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

The financial statements set forth on pages F-1 to F-19 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

At December 31, 2005, management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005, based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” on page F-2 herein.

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

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with US Shipping General Partner LLC
Paul B. Gridley	53	Chairman, Chief Executive Officer and Director
Joseph P. Gehegan	60	President and Chief Operating Officer and Director
Albert E. Bergeron	39	Vice President - Chief Financial Officer
Calvin G. Chew	61	Executive Vice President
Alan E. Colletti	60	Vice President - Operations
Jeffrey M. Miller	51	Vice President - Chartering
Bryan S. Ganz	47	Director
William M. Kearns, Jr.	70	Director
M. William Macey, Jr.	52	Director
Douglas L. Newhouse	52	Director
Ronald L. O’Kelley	60	Director

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

Albert E. Bergeron is vice president-chief financial officer of our general partner and has served as vice president-chief financial officer of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Mr. Bergeron served in various capacities for Hess from January 1996 to

September 2002, including Divisional Controller of Domestic Shipping Accounting and Senior Accountant of International Exploration and Production. Prior to joining Hess, Mr. Bergeron was a senior accountant at Iroquois Gas, a natural gas pipeline company, from 1991 until December 1995. Prior to joining Iroquois, Mr. Bergeron worked for Coopers and Lybrand LLP from 1989 to 1991. Mr. Bergeron is a certified public accountant.

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

Alan E. Colletti is vice president-operations of our general partner and has served as vice president-operations of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Prior to joining us, Mr. Colletti served in various management capacities at Hess from 1988, including Manager of the Marine Department and Manager of Engineering. Prior to joining Hess, Mr. Colletti served as Vice President of Operations at Ultramarine Transport Corporation (formerly Pittston Marine) for six years. Mr. Colletti has also served as a licensed power engineer for Public Service Electric and Gas Company, a project engineer and manager for Stone & Webster, an engineering manager for the Power Authority of the State of New York and an attorney for Lamorte Burns. Mr. Colletti is a graduate of the U.S. Merchant Marine Academy and served for five years in the United States Merchant Marine as an engineer officer aboard Jones Act merchant vessels. Mr. Colletti is a graduate of St. John’s University School of Law and a member of the New York State Bar.

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

M. William Macey, Jr. is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. , private equity funds investing in middle-market companies. Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Macey was a partner and co-founder of Sterling Ventures Limited, or SVL, a company formed in 1991 to sponsor private equity investments. Prior to co-founding SVL, Mr. Macey was a managing director of Asian Oceanic Group, an international merchant bank headquartered in Hong Kong, from 1990 to 1991. Previously, Mr. Macey was a managing director in the mergers and acquisitions group of Smith Barney, Harris Upham & Co.

Douglas L. Newhouse is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P.  Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Newhouse was a partner and co-founder of SVL. Prior to co-founding SVL in 1991, Mr. Newhouse was president of Middex Capital Corp., which specialized in the acquisition of middle market companies, from 1990 to 1991. Prior to his employment with Middex, Mr. Newhouse was a senior vice president in the corporate finance department of Lehman Brothers.

Ronald L. O’Kelley joined the board of directors of our general partner in October 2004. Mr. O’Kelley has been chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company, since 2002.

Mr. O’Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He also served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975.  Mr. O’Kelley is also a director of Selective Insurance Group, Inc.

Meetings and Committees of the Board of Directors

US Shipping General Partner LLC’s board of directors held twelve meetings during 2005.  Each director attended at least 75% of the aggregate of both the total number of meetings of the board of directors of US Shipping General Partner LLC and the total number of meetings held by all committees of such board on which he served.

Audit Committee

US Shipping General Partner LLC has a standing audit committee comprising of Messrs. Kearns and O’Kelley.  The board of directors of US Shipping General Partner LLC has determined that Messrs. Kearns and O’Kelley are independent within the meaning of the listing standards of the New York Stock Exchange.  In compliance with these standards, the audit committee was required to have a third independent member by November 3, 2005 at which time the Board determined that Mr. Ganz was no longer independent because of a change in circumstances.  The New York Stock Exchange was notified on November 3, 2005 by us that we had failed to meet the listing standard requiring a third independent member of the audit committee.  At the time of this filing, we are in the process of identifying a third candidate and are non-compliant with this listing standard.   In addition, the board of directors has determined that Mr. O’Kelley is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

The primary responsibilities of the audit committee are to assist the board of directors of our general partner in overseeing (1) the integrity of our financial statements, (2) our independent auditor’s qualifications, independence, and performance, (3) reviewing procedures for internal auditing and the adequacy of our internal accounting controls, and (4) our compliance with legal and regulatory requirements.  The audit committee has the sole authority to appoint, retain, and terminate our independent auditor, which reports directly to the audit committee.

The audit committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing maters and the confidential, anonymous submission by our employees of our concerns regarding questionable accounting or auditing matters.

Compensation Committee

US Shipping General Partner LLC has a standing compensation committee consisting of Messrs. Kearns, Macey, and O’Kelley. The compensation committee, among other tasks, determines and approves the officers’ compensation and benefits, and reviews from time to time the compensation and benefits of non-employee directors.

Conflicts Committee

US Shipping General Partner LLC has a standing conflicts committee consisting of Mr. O’Kelley and Mr. Kearns. The conflicts committee reviews specific matters that the board of directors of US Shipping General Partner LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement.

Nominating Committee

Effective February 2006, US Shipping General Partner LLC elected a nominating committee consisting of Messrs. Gridley, Kearns, and Macey. The nominating committee, among other tasks, assists the Board in its selection of individuals to fill any vacancies or newly created directorships on the Board.   The charter of the committee has not been finalized at the time of this filing, however, will be posted on our website once available.

Director Independence

The board of directors of US Shipping General Partner LLC has determined that Messrs. Kearns and O’Kelley are independent within the meaning of the listing standards for general independence of the New York Stock Exchange.  Under the listing standards, the audit committee was required to have a third independent member by November 3, 2005, whom we are in the process of identifying.  The standards for audit committee membership include additional requirements under SEC rules.

The listing standards relating to general independence consist of both a requirement for a board determination that the director has no material relationship with the listed company and a listing of several specific relationships that preclude independence.

Code of Business Conduct and Ethics

The board of directors of US Shipping General Partner LLC, our general partner, has adopted a code of business conduct and ethics for all employees, including our principal executive officer and principal financial and accounting officer.  If any amendments are made to the code or if our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of our executive officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

The board of directors of our general partner has also adopted corporate governance guidelines in accordance with the New York Stock Exchange listing requirements.

Availability of Corporate Governance Documents

Copies of our annual report, board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.usslp.com and in print upon written request to the Secretary, US Shipping General Partner LLC, P.O. Box 2945, Edison, NJ 08818.

Executive Sessions of the Board of Directors

Messrs. Ganz, Kearns, Macey, Newhouse and O’Kelley, who are non-management directors of our general partner, meet at regularly scheduled executive sessions without management.  These meetings are chaired by each of these directors on a rotating basis.  Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

Messrs. Kearns and O’Kelley, who are independent, non-management directors of our general partner, meet at least annually in executive sessions without management and other directors.  These meetings are chaired by Mr. O’Kelley. Persons wishing to communicate with our independent, non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

Reimbursement of Certain Expenses to our General Partner

Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P.  For the year ended December 31, 2005 these reimbursed expenses totaled approximately $37.7 million. From November 3, 2004, the date of our initial public offering, to December 31, 2004, these reimbursed expenses totaled approximately $6.7 million.

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required by those persons, we believe that during the year ending December 31, 2005, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Compensation of Directors

Messrs. Ganz, Kearns, and O’Kelley receive a quarterly fee of $12,500 in consideration of their services as director of our general partner. In addition, for each telephonic board call that Messrs. Ganz, Kearns, and O’Kelley participate in they receive a fee of $1,000. Furthermore, Mr. Kearns, as a member of the audit committee, receives a $5,000 annual retainer, and Mr. O’Kelley, as chairman of the audit committee, receives a $10,000 annual retainer. All directors of our general partner are reimbursed for their out-of-pocket expenses in connection with their services on the board. Our officers or employees who also serve as directors and Messrs. Macey and Newhouse do not receive additional compensation.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation to our chief executive officer and our four other most highly compensated executive officers by our operating entities. We refer to these executives as the “named executive officers” elsewhere in this filing.

Summary Compensation Table
		Annual		All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)
Paul B. Gridley	2005	$417,000	$240,000	$—
Chairman and Chief Executive Officer	2004	$319,500	$353,334	$—
	2003	$300,000	$350,000	$—

Joseph P. Gehegan	2005	$389,000	$230,000	$10,500
President and Chief Operating Officer	2004	$356,500	$313,334	$8,200
	2003	$350,000	$350,000	$6,000

Alan E. Colletti	2005	$295,500	$190,000	$10,500
Vice President - Operations	2004	$253,417	$713,333	$8,200
	2003	$245,000	$225,000	$6,000

Jeffrey M. Miller	2005	$257,000	$190,000	$10,500
Vice President - Chartering	2004	$209,500	$213,333	$8,200
	2003	$200,000	$155,000	$6,000

Albert E. Bergeron	2005	$249,500	$190,000	$10,500
Vice President - Chief Financial Officer	2004	$208,250	$693,333	$8,200
	2003	$200,000	$100,000	$5,250

(1)   Consists of matching contributions by our operating entities under a 401(k) plan.

All matters concerning executive officer compensation for 2005 were addressed by the compensation committee of the board of directors of our general partner.   All matters concerning executive officer compensation for 2004 and 2003 were addressed by the Board of Directors of United States Shipping Master LLC (“Master”).  Mr. Gridley was a member of the Board of Directors of Master in 2004 and 2003 and Mr. Gehegan, although a member of the Board of Directors of Master in 2004, was not a member when compensation decisions were made.

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

Under their respective employment agreements, Messrs. Gridley, Gehegan, Colletti, Bergeron, Miller, and Chew each is currently entitled to receive annual salaries of $417,000, $389,000, $295,500, $261,000, $257,000 and $204,000, respectively. Each of the employment agreements provides for bonuses to be paid at the discretion of the board of directors.

The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron and Chew provide for an initial term expiring in October 2007. Each of the employment agreements will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days’ prior written notice of its intent not to renew the agreement.

In the event we terminate the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron or Chew without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, he will be entitled to:

•      monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the “severance period”); and

•      continue to participate, at our expense, in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

If during negotiations regarding or within two years following a change in control of our general partner or U.S. Shipping Partners L.P. the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller, Bergeron or Chew is terminated without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, we will pay severance equal to three times his then annual salary and target bonus.

Each of the employment agreements includes a non-competition provision for two years; however, if we fail to pay severance or expense amounts to the executive as required by the employment agreement, the non-competition provision will no longer apply. The employment agreements of Messrs. Chew, Gridley and Miller provide that their current engagement in the transportation of chemical products in two tank barges of less than 20,000 deadweight tons, other than transportation of petroleum or petroleum products, is not a violation of the non-compete provisions of the employment agreement as long as either (1) he engages in such business on a continuous basis or (2) if he does not engage in such business on a continuous basis, we are not engaged in such business at the time he decides to reenter such business. Pursuant to these provisions, Messrs. Chew, Gridley and Miller currently own and operate two Jones Act barges that transport caustic soda and calcium chloride under contracts with third parties. In addition, Messrs. Chew, Gridley and Miller are permitted under their employment agreements to acquire and operate additional tank barges of less than 15,000 deadweight tons in the transportation of chemical products, other than transportation of petroleum or petroleum products, provided that if at any time more than 50% of the income to be generated by such barge in a six-month period is expected to be “qualifying income,” then they must offer us the opportunity to acquire such tank barge.

401(k) Plan

US Shipping General Partner LLC maintains a 401(k) Plan. The plan permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. US Shipping General Partner LLC may make a discretionary matching contribution to the plan for each eligible employee equal to 5% of an employee’s pre-tax annual compensation up to $10,500 in 2005 and $11,000 in 2006, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of employment with the company. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Long-Term Incentive Plan

US Shipping General Partner LLC adopted the U.S. Shipping Partners L.P. Long-Term Incentive Plan for employees, consultants and directors of US Shipping General Partner LLC and employees and consultants of its affiliates who perform services for US Shipping General Partner LLC and its subsidiaries. The long-term incentive plan provides for: restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The long-term incentive plan currently permits the issuance of an aggregate of 689,997 units. The plan is administered by the compensation committee of the board of directors of US Shipping General Partner LLC.

US Shipping General Partner LLC’s board of directors in its discretion may terminate, suspend or discontinue the long-term incentive plan at any time with respect to any award that has not yet been granted. US Shipping General Partner LLC’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

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

If a grantee’s employment, service relationship or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of phantom units may be common units acquired by US Shipping General Partner LLC on the open market, common units already owned by US Shipping General Partner LLC, common units acquired by US Shipping General Partner LLC directly from us or any other person or any combination of the foregoing. US Shipping General Partner LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to phantom units.

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

Annual Incentive Plan

US Shipping General Partner LLC has adopted the US Shipping General Partner LLC Annual Incentive Compensation Plan. The annual incentive plan is designed to enhance the performance of our key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. A participant’s designated level of participation, or target bonus, will be determined under criteria established or approved by the compensation committee for that fiscal year or designated performance period. Levels of participation may vary according to a participant’s position and the relative impact such participant can have on U.S. Shipping Partner L.P.’s and/or its affiliates’ operations. The amount of target bonus a participant may receive for any fiscal year, if any, will depend upon the performance level achieved (unless waived) for that fiscal year. Awards typically will be determined after the end of the fiscal year or designated performance period. Awards will be paid in cash annually, unless otherwise determined by the compensation committee. The compensation committee will have the discretion to reduce (but not to increase) some or all of the amount of any award that otherwise would be payable by reason of the satisfaction of the applicable performance targets; provided, however, that the exercise of such discretion with respect to one participant may not be used to increase the amount of any award otherwise payable to another participant. The termination of a participant’s employment for any reason prior to payout of an award under the annual incentive plan will result in the participant’s forfeiture of any such award, unless and to the extent waived by the compensation committee. The board of directors of US Shipping General Partner LLC may amend or terminate the annual incentive plan at any time. We will reimburse US Shipping General Partner LLC for payments and costs incurred under the plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common units of U.S. Shipping Partners L.P. of (i) beneficial owners of 5% or more of such units, (ii) each director and named executive officer of US Shipping General Partner LLC and (iii) all directors and executive officers as a group.  Unless otherwise indicated, the address of all persons and entities listed below is c/o U.S. Shipping Partners L.P., 399 Thornall Street, 8th Floor, Edison, New Jersey 08818.

Name of Beneficial Owner	Common Units	Percentage of Common Units		Subordinated Units	Percentage of Total Subordinated Units	Percentage of Total Common and Subordinated Units
United States Shipping Master LLC (1)	—	—		6,899,968	100%	50%
Sterling/US Shipping L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880 (2)	—	—		6,899,968	100%	50%
Neuberger Berman, Inc. 605 Third Avenue New York, NY 10158 (3)	555,475	8.1%		—	—	4.0%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Second Floor Los Angeles, CA 90067 (4)	857,700	12.4%		—	—	6.2%
Albert E. Bergeron (5)	7,783		*	—	—	*
Alan E. Colletti (6)	16,000		*	—	—	*
Bryan Ganz	2,500		*	—	—	*
Joseph P. Gehegan (7)	15,000		*	—	—	*
Paul B. Gridley (8)	30,403		*	—	—	*
M. William Kearns, Jr.	10,000		*	—	—	*
M. William Macey, Jr. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880 (10)	—	—		—	—	—
Jeffrey M. Miller (11)	4,000		*	—	—	*
Douglas Newhouse c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880 (12)	—	—		—	—	—
Ronald O’Kelley	1,000		*	—	—	*
All directors and executive officers as a group (11 persons) (13)	86,686	1.3%		—	—	*

*              Less than 1%.

US Shipping General Partner LLC, a wholly owned subsidiary of US Shipping Master LLC, owns a 2% general partner interest in us.  The General Partner has incentive distribution rights which represent the right to receive an increasing quarterly percentage of quarterly distributions in excess of specified amounts.

(1).          United States Shipping Master LLC (“Shipping Master”) owns 100% of our general partner.  Shipping Master is the indirect beneficial owner of the general partner interest in us and the incentive distribution rights owned by our general partner.  Of the subordinated units owned by Shipping Master,

5,272,341 units are classified as class A subordinated units and 1,627,627 units are classified as class B subordinated units.

(2).          Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master.  Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than the securities attributable to its membership in Shipping Master.  This shall not be deemed an admission that Sterling/US Shipping L.P. is the beneficial owner of the securities.

(3).          Information is based on the Schedule 13G filed by Neuberger Berman, Inc. and Neuberger Berman LLC (collectively “Neuberger Berman”) on February 15, 2006.  The Schedule 13G notes that Neuberger Berman is deemed the beneficial owner of these common units because it has sole voting power with respect to 478,025 common units and shared dispositive power with respect to 555,475 common units.

(4).          Information is based on the Schedule 13G filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne (collectively “Kayne”) on February 9, 2006.  Kayne has shared voting and shared dispositive power with respect to those common units.

(5).          Under Shipping Master’s operating agreement, Mr. Bergeron owns a (a) 0.69% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 2.91% pecuniary interest in the class B subordinated units directly owned by Shipping Master.  Mr. Bergeron will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Bergeron will only receive these amounts on conversion of class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received if such payments had commenced at closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(6).          Under Shipping Master’s operating agreement, Mr. Colletti owns a (a) 0.84% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 3.54% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution.  He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had the payments commenced at the closing of our initial public offering.  He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(7).          Under Shipping Master’s operating agreement Mr. Gehegan owns a (a) 3.89% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 16.51% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gehegan will have the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering.  He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(8).          18,679 of these units are held by Mr. Gridley’s spouse and 9,338 of these units are held by Mr. Gridley’s minor children.  Mr. Gridley disclaims beneficial ownership of the units beneficially owned by his children.  Pursuant to Shipping Master’s operating agreement, Mr. Gridley owns a (a) 12.14% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 51.47% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Also, Mr. Gridley has the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Gridley will only receive these amounts on the conversion of class A units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced as of the closing of our initial public offering. Mr. Gridley will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(9).          Pursuant to Shipping Master’s operating agreement, Mr. Kearns owns a (a) 0.53% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) a 0.70% pecuniary interest in the class A subordinated units directly owned by Shipping Master.

(10).        Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master.  Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master.  As a member of the general partner of Sterling/US Shipping L.P., Mr. Macey has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P.  Mr. Macey disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than the securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Macey is the beneficial owner of the securities.

(11).        Under Shipping Master’s operating agreement, Mr. Miller owns a (a) 4.35% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 18.45% pecuniary interest in the class B subordinated units directly owned by Shipping Master.  He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on common and subordinated units in excess of the minimum quarterly distribution. He will only receive such amounts on the conversion of the class A units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering.  He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(12).        Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master.  Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master.  As a member of the general partner of Sterling/US Shipping, Mr. Newhouse has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P.  Mr. Newhouse disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Newhouse is the beneficial owner of the securities.

(13).        See notes 5, 6, 7, 8, 9, 10, 11 and 12.  Under Shipping Master’s operating agreement Mr. Chew owns a (a) 0.84% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 3.54% pecuniary interest in the class B subordinated units directly owned by Shipping Master.  Mr. Chew will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution.  Mr. Chew will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering.  Mr. Chew will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available
	Issued upon	Price of	for Future Issuance
	Exercise of	Outstanding	under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(excluding Securities
	and Rights	Rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	939,997

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	939,997

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

United States Shipping Master LLC, the owner of our general partner, owns 6,899,968 subordinated units representing a direct 49% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

We expect to distribute 98% of our available cash to our unitholders, including United States Shipping Master LLC as holder of an aggregate of 6,899,968 subordinated units, and the remaining 2% of our available cash to our general partner, which is a wholly-owned subsidiary of United States Shipping Master LLC.  If distributions exceed the $0.45 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.  We refer to the rights to the increasing distributions as “incentive distribution rights”.  Please read “Cash Distribution Policy –Incentive Distribution Rights” in Item 5 of this report.  Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of approximately $0.5 million on its 2% general partner interest and United  States Shipping Master LLC would receive an annual distribution of approximately $12.4 million on its subordinated units.

Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on our behalf.  Our general partner determines the amount of these expenses.  For the year ended December 31, 2005 and during the period November 3, 2004 through December 31, 2004, these reimbursed expenses totaled approximately $37.7 million and $6.7 million, respectively.

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

New York Office Sublease

On September 23, 2005, we entered into a ten-year lease for office space to accommodate our New York office, commencing on January 1, 2006.  We, as the lessee, sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer.  The total obligation of the lease over the ten-year period is $4.2 million; however, we are entitled to sublease income of $3.1 million from the affiliated companies.  Average annual rental expense, net of sublease income of $0.3 million, for us will be $0.1 million.  The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property.  Total rental expense excludes such additional expense payments as part of the minimum rentals. We have been reimbursed 75% of the cost of acquiring the letter of credit required by the landlord and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.

United States Shipping Master Voting Arrangement

The limited liability company agreement of United States Shipping Master LLC requires its members to vote the membership interests held by them to elect the following persons, in addition to certain other nominees, to the board of directors of United States Shipping Master LLC: (i) up to four individuals designated by Sterling/US Shipping L.P., (ii) Mr. Gridley for as long as he is employed by United States Shipping Master LLC as its chief executive officer and (iii) up to two other persons nominated by the board who are not affiliated with Sterling/US Shipping L.P. The limited liability company agreement also provides that Mr. Gridley will serve as chairman of the board as long as he remains an employee of United States Shipping Master LLC or one of its subsidiaries. During the term of the limited liability company agreement, the holders of common membership interests of United States Shipping Master LLC must vote the common membership interests held by them in the same manner as Sterling/US Shipping L.P. votes its preferred membership interests. In addition, the limited liability company agreement requires that the persons serving as directors of United States Shipping Master LLC be appointed as directors of our general partner.  As a result, United States Shipping Master LLC and indirectly Sterling/Sterling L.P. have the right to elect all the directors of our general partner.

Management Incentive Interest in Our General Partner

Our general partner is a wholly-owned subsidiary of United States Shipping Master LLC. Accordingly, the owners of United States Shipping Master LLC will receive all distributions made by us to our general partner in respect of the general partner interests and incentive distribution rights, subject to the rights granted to the executive officers of our general partner described below. The executive officers of our general partner will have the right to receive 10% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004.

	Year ended December 31,
	2005	2004
	(dollars in thousands)
Audit fees (1)	$595	$1,069
Audit-related fees (2)	229	105
Tax fees (3)	490	725
All other fees (4)	2	2
Total	$1,316	$1,901

(1)   Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC, including, in 2004, our initial public offering.

(2)   Fees for professional services for consultations related to financial accounting and reporting standards and due diligence services.

(3)   Fees related to professional services for tax compliance, tax advice and tax planning.

(4)   Fees for online research product.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies regarding auditor independence, following our initial public offering, the audit committee is responsible for preapproving all audit and non-audit services performed by the independent auditor.  In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related and tax services.  Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements.  Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions.  Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations.  The audit committee may delegate pre-approval authority to subcommittees.  During 2005, no pre-approval requirements were waived.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)     Exhibits

Exhibit Number		Description
3.1

Certificate of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

3.2

Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

3.3

Certificate of Formation of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

3.4	*

First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC. (incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.1

Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.2	*	U.S. Shipping Partners L.P. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.3	*	U.S. Shipping Partners L.P. Annual Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.4

Omnibus Agreement among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Operating LLC and U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.5	†

Support Agreement dated as of September 13, 2002 between Amerada Hess Corporation and USS Chartering LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

10.6	*	Employee Unit Purchase Plan. (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.7

Second Amended and Restated Credit Agreement, dated as of November 3, 2004, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto. (incorporated by reference to Exhibit 10.7 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.8

First Amendment to Second Amended and Restated Credit Agreement, dated as of November 3, 2004, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.9

Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2005, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer LLC, USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, Canadian Imperial Bank of Commerce, KeyBank National Association and the various lenders thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)
10.10	*	Amended and Restated Employment Agreement for Paul B. Gridley. (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.11	*	Amended and Restated Employment Agreement for Joseph P. Gehegan. (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.12	*	Amended and Restated Employment Agreement for Calvin G. Chew. (incorporated by reference to Exhibit 10.10 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.13	*	Amended and Restated Employment Agreement for Alan Colletti. (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.14	*	Amended and Restated Employment Agreement for Jeffrey M. Miller. (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.15	*

Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

21.1		List of subsidiaries
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment was granted for omitted portions.

* Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of U.S. Shipping Partners L.P.:

We have completed an integrated audit of U.S. Shipping Partners L.P’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Shipping Partners L.P. and its subsidiaries at December 31, 2005 and 2004, and the results of  their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
March 15, 2006

U.S. Shipping Partners L.P.

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and equivalents	$10,000	$30,258
Accounts receivable, net	6,993	6,979
Prepaid expenses and other current assets	4,123	3,751
Total current assets	21,116	40,988
Vessels and equipment, net	245,062	201,923
Deferred financing costs, net	3,186	3,962
Other assets	6,858	1,733
Total assets	$276,222	$248,606

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$1,850	$1,500
Accounts payable	7,051	2,945
Due to affiliates	833	1,430
Deferred revenue	—	2,325
Accrued expenses and other liabilities	6,992	4,957
Total current liabilities	16,726	13,157
Term loan	126,187	98,125
Advances from Hess	12,350	11,387
Deferred income taxes	1,091	2,944
Other liabilities	—	207
Total liabilities	156,354	125,820
Commitments and contingencies (Notes 6 and 10)

Partners’ Capital
Partners’ capital	117,999	122,993
Accumulated other comprehensive income (loss)	1,869	(207)
Total partners’ capital	119,868	122,786
Total liabilities and partners capital	$276,222	$248,606

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per unit data)

	Year Ended December 31,
	2005	2004	2003

Revenues	$131,534	$122,355	$80,514

Operating expenses
Vessel operating expenses	47,986	47,119	33,143
Voyage expenses	24,203	20,415	9,889
General and administrative expenses	10,826	10,321	7,153
Depreciation and amortization	25,704	23,945	17,921
Total operating expenses	108,719	101,800	68,106
Operating income	22,815	20,555	12,408
Interest expense	6,407	9,960	10,039
Loss on debt extinguishment	—	6,397	—
Other income	(1,031)	(369)	(136)
Income before income taxes	17,439	4,567	2,505
(Benefit) provision for income taxes	(640)	3,119	72
Net income	18,079	1,448	2,433
Other comprehensive income
Fair market value adjustment for derivatives	2,076	538	363
Comprehensive income	$20,155	$1,986	$2,796

General partner’s interest in net income	$361	$(107)	$—

Limited partners’ interest in net income
Net income	$17,718	$1,555	$2,433
Net income per unit - basic and diluted	$1.28	$0.18	$0.31
Weighted average units outstanding - basic and diluted	13,800	8,770	7,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Changes in Partners’ Capital/Members’ Equity

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

							Accumulated
		Partners’ Capital					Other
	Members’	Limited Partners					Comprehensive
	Equity	Common		Subordinated		General	Income
	(Predecessor)	Units	$	Units	$	Partner	(Loss)	Total

Balance at December 31, 2002	$40,186	—	$—	—	$—	$—	$(1,108)	$39,078
Net income	2,433	—	—	—	—	—	—	2,433
Fair market value adjustment of derivatives	—	—	—	—	—	—	363	363
Member contributions	5,850	—	—	—	—	—	—	5,850

Balance at December 31, 2003	48,469	—	—	—	—	—	(745)	47,724
Net income for the period January 1, 2004 to November 2, 2004	6,800	—	—	—	—	—	—	6,800
Member contributions	2	—	—	—	—	—	—	2
Member distributions	(15,000)	—	—	—	—	—	—	(15,000)
Adjustment to reflect net assets not contributed to the Partnership	(31,690)	—	—	—	—	—	—	(31,690)
Book value of net assets contributed to the Partnership	(8,581)	900	956	6,900	7,326	299	—	—
Proceeds from initial public public offering of common units, net of offering costs of $15,160	—	6,900	138,364	—	—	—	—	138,364
Redemption of common units	—	(900)	(18,600)	—	—	—	—	(18,600)
Net loss for the period November 3, 2004 to December 31, 2004	—	—	(2,622)	—	(2,623)	(107)	—	(5,352)
Fair market value adjustment of derivatives	—	—	—	—	—	—	538	538

Balance at December 31, 2004	—	6,900	118,098	6,900	4,703	192	(207)	122,786
Net income	—	—	8,859	—	8,859	361	—	18,079
Fair market value adjustment for derivatives	—	—	—	—	—	—	2,076	2,076
Cash distributions	—	—	(11,306)	—	(11,306)	(461)	—	(23,073)
Balance at December 31, 2005	$—	6,900	$115,651	6,900	$2,256	$92	$1,869	$119,868

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

 (in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$18,079	$1,448	$2,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	26,634	24,745	18,488
Deferred income taxes	(1,903)	2,895	38
Capitalized drydock costs	(8,930)	—	(12,448)
Loss on debt extinguishment	—	6,397	—
Provision for accounts receivable	314	382	—
Changes in assets and liabilities:
Accounts receivable	(328)	(10,835)	(1,217)
Prepaid expenses and other current assets	1,526	(2,749)	(174)
Other assets	(113)	—	(10)
Accounts payable	(803)	(1,785)	3,235
Deferred revenue	(2,325)	2,325	—
Accrued expenses and other liabilities	(1,542)	4,361	270
Net cash provided by operating activities	30,609	27,184	10,615

Cash flows from investing activities
Proceeds from sale of vessels and equipment	—	2,000	—
Construction of vessels and equipment	(23,579)	(7,929)	—
Purchase of vessels and equipment	(29,648)	(33,121)	(5,881)
Deposit to secure shipyard slot	(3,788)	—	—
Change in restricted cash	—	502	(502)
Advances from Hess, net	963	4,007	5,326
Net cash used in investing activities	(56,052)	(34,541)	(1,057)

Cash flows from financing activities
Member contributions	—	2	5,850
Gross proceeds from issuance of common units	—	153,524	—
Redemption of common units held by Predecessor	—	(18,600)	—
Offering expenses	—	(15,160)	—
Proceeds from issuance of term loan	30,000	202,500	15,000
Repayment of debt	(1,588)	(247,250)	(24,375)
Distributions to partners/members	(23,073)	(15,000)	—
Cash retained by general partner	—	(23,038)	—
Deferred financing costs	(154)	(7,928)	(694)
Net cash provided by (used in) financing activities	5,185	29,050	(4,219)

Net (decrease) increase in cash	(20,258)	21,693	5,339
Cash, beginning of period	30,258	8,565	3,226
Cash, end of period	$10,000	$30,258	$8,565
Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$6,733	$9,232	$9,472
Income taxes	$857	$17	$6
Supplemental disclosure of non-cash investing and financing activities
Retention of non-cash assets by the general partner	$—	$8,652	$—

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

 (dollars in thousands, except unit data)

1.             Formation and Nature of Operations

On July 30, 2004 U.S. Shipping Partners L.P. (the “Partnership”) was formed to acquire, own and operate integrated tug barge units (“ITBs”) that transport petroleum products and specialty refined petroleum and chemical product, or parcel, tankers (“Parcel Tankers”) conducted by United States Shipping Master LLC and its subsidiaries, (collectively, the “Predecessor”).  The Predecessor has, since September 2002, engaged in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.  On November 3, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the “common units”).  In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership.  The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved.  The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.  During 2005, the Partnership acquired two additional vessels, the Houston, a petroleum product tanker, and the Sea Venture, a parcel tanker.

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

The gross proceeds retained by the Partnership relating to the sale of the common units totaled $153,524.  These proceeds were used to repay $93,750 in outstanding term debt, $10,918 in underwriting and structuring fees, $4,242 in professional fees and other offering expenses, $18,600 to redeem 899,968 units held by United States Shipping Master LLC, and $1,332 in costs to amend and restate the credit facility.  The remaining $24,682 was used for working capital purposes.

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

Revenue Recognition

The Partnership earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period compared to the total estimated transit time of each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.

At December 31, 2004, the Partnership received an advance payment of $2,325 for freight revenue from a customer.  This deferred revenue is classified as a liability until earned. At December 31, 2005, no advance payments were received by the Partnership.

Vessels and Equipment

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, Charleston and Houston.  Furniture and fixtures are depreciated over the estimated useful life of three to seven years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.  Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income.  Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

Construction costs of new vessels are capitalized and included in construction in progress until completed.  Interest incurred during the construction of equipment is capitalized.

Drydocking

Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance at least every five years and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and Houston.  During 2005, the Partnership capitalized $15,616 of expenditures for the drydocking of the New York, Jacksonville, and Houston.  In 2006, the Partnership will be placing five vessels into drydock and estimates the total expenditures will be $27,900.

Fuel Supplies

Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,028 and $1,138 at December 31, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.  Additionally, amounts accrued for fuel purchases, $1,848 and $816 at December 31, 2005 and 2004, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Deferred Financing Costs

Direct costs associated with obtaining long-term financing are deferred and amortized utilizing the effective interest method over the terms of the related financing. For the years ended December 31, 2005, 2004 and 2003, the Partnership incurred $154, $7,928 and $694 respectively, of deferred financing costs related to the issuance or modification of debt in connection with the acquisition of vessels and equipment. For the years ended December 31, 2005, 2004 and 2003, amortization expense was $930, $800 and $567, respectively.   These costs are included in interest expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to depreciation of vessels, liabilities incurred for property and indemnity claims, and the allowance for doubtful accounts. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and trade accounts receivable. The Partnership maintains its cash on deposit at a financial institution in amounts that, at December 31, 2005, exceeded insurable limits by $9,800.

The Partnership’s operations are concentrated in long-haul coastwise marine transportation services, principally for refined petroleum production in the U.S. domestic “coastwise” trade. Events or changes in regulations impacting this industry could have a material impact on the Partnership’s operations.

With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $139 and $100 at December 31, 2005 and 2004, respectively.  The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows.   For the years ended December 31, 2005 and 2004, the Partnership charged to expense $314 and $382, respectively, and incurred write-offs of $275 and $282, respectively. There were no amounts charged to expense or write offs incurred in 2003.

Voyage revenues and accounts receivable for the Partnership’s customers included the following concentration:

	Voyage Revenues			Accounts Receivable
	Year Ended December 31,			December 31,
	2005	2004	2003	2005	2004
BP	30%	27%	52%	16%	13%
Shell	25%	20%	23%	30%	14%
Hess	10%	12%	15%	6%	5%
Valero	3%	4%	—	10%	—

Voyage revenues from Hess do not include payments from Hess under the Hess support agreement. Accounts receivable from Hess include accounts receivable under the Hess support agreement.

Long-Lived Assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the asset is less than the asset’s net book value.

Derivative Instruments

The Partnership utilizes derivative financial instruments to reduce interest rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

Taxes

As a limited liability company, the Predecessor was treated as a partnership for income tax purposes. Accordingly, the Predecessor was generally not subject to federal and state taxes, and its profits and losses were passed directly to its members for inclusion in their respective income tax returns. The Predecessor was subject to certain state franchise and other taxes.

One of the Predecessor’s subsidiaries, USS Vessel Management Inc., was a corporation and was subject to federal, state and local income taxes, which are reflected in these financial statements.  Upon completion of the initial public offering, a subsidiary of the Partnership, Chemical Pioneer Inc., was converted from a limited liability company to a corporation and, consequently, is subject to federal, state and local income taxes. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. As a master limited partnership, the Partnership is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Partnership is subject to certain state franchise and other taxes.  At December 31, 2005 and 2004, tax payable amounts included in accrued expenses and other liabilities were $1,051 and $402, respectively.

The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our corporate subsidiary, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse.  The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No such allowance was recorded at December 31, 2005 and 2004.

Fair Value of Financial Instruments

The carrying amount of the Partnership’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 2005 and 2004, the net book value of long-term debt approximated its fair value as it based on secondary market indicators.  Since the Partnership’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, amortization schedule and liquidity.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.  At December 31, 2004, we have revised the classification of $1,301 of receivables from insurance carriers for amounts in excess of policy deductibles from accrued expenses to other current assets in the Partnership’s consolidated balance sheet.

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, as described below, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  The Partnership’s long-term incentive plan currently permits the issuance of an aggregate of 689,997 units. There were no unit options or phantom units outstanding during the periods ended December 31, 2005 and 2004.  For periods prior to November 3, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

As required by Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the year was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of cash reserves.  Unlike available cash, net income is affected by non-cash items, such as deferred income tax provisions.

As described in Note 1 above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.50 per unit.  For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable.  Therefore, since net income did not exceed $0.50 per unit for any quarter during 2005 or the quarter ended December 31, 2004, the assumed distribution of net income does not result in use of the increasing percentages to calculate the general partner’s interest in net income.  Distributions during the year ended December 31, 2005 and for the period ended December 31, 2004 were $1.80 and $0.2885 per unit, respectively.

New Accounting Pronouncements

On April 4, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Partnership adopted FIN 47 in 2005, which resulted in no impact on the consolidated financial statements.

On June 2, 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3” (“FAS 154”).  FAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements” (“FAS 3”) and changes the requirements for the accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The Partnership adopted FAS 154 in 2005, which resulted in no impact on the consolidated financial statements.

4.             Vessels and Equipment

Vessels and equipment consists of the following:

	December 31,
	2005	2004
Vessels	$257,688	$228,171
Capitalized drydock expenditures	28,064	12,448
Construction-in-progress	31,508	7,929
Office furniture and equipment	131	—
Total vessels and equipment	317,391	248,548
Less: Accumulated depreciation	72,329	46,625
Total vessels and equipment, net	$245,062	$201,923

Depreciation and amortization of vessels and equipment for the years ended December 31, 2005, 2004 and 2003 was $25,704, $23,945, and $17,921, respectively.  Depreciation includes amortization of drydocking expenditures of $5,388,    $4,974, and $833 for the years ended December 31, 2005, 2004, and 2003, respectively.  Construction in-progress for the years ended December 31, 2005 and 2004 includes amounts paid for the construction of an ATB (Note 10) and capitalized interest of $1,140 and $72, respectively.  Capitalized drydock expenditures of $6,041 were accrued at December 31, 2005.  No drydock amounts were accrued at December 31, 2004.

On November 28, 2005 the Partnership acquired the Sea Venture, a Jones Act, 19,000 dwt double-bottomed chemical/product tanker. The vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks.  The purchase price of the vessel, including legal, survey and other acquisition costs, was $4,126. The vessel is in drydock and will be available for trading in May 2006.  The transaction was financed utilizing operating cash.  The Partnership estimates the drydock will cost approximately $8,900.

On September 9, 2005, the Partnership acquired the Gus Darnell, renamed the Houston, a Jones Act coastwise double-hulled product tanker, built in 1985, capable of carrying 240,000 barrels.  The purchase price of the vessel, including legal, survey and other acquisition costs, was $25,392.  The vessel was drydocked in Singapore at a cost of $3,116 and was placed in service in October 2005.

In connection with the closing of the initial public offering at November 2, 2004, certain assets were retained by the general partner, including furniture and fixtures with a net book value of $503 at the date of closing.

5.             Income Taxes

The components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003

Current
Federal	$932	$145	$—
State	331	79	34
	1,263	224	34
Deferred
Federal	(1,475)	2,232	33
State	(428)	663	5
	(1,903)	2,895	38
(Benefit)/provision for income taxes	$(640)	$3,119	$72

A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003

Tax at federal statutory rate of 34%	$5,929	$1,553	$852
Entities not subject to federal income tax	(6,476)	(1,792)	(820)
State and local income taxes, net of federal benefit	(44)	19	33
Increase in deferred taxes resulting from conversion of a subsidiary to a corporation	—	3,244	—
Other	(49)	95	7
Total	$(640)	$3,119	$72

Significant components of deferred income tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Current deferred tax assets (liabilities)
Prepaid expenses	$(2)	$(19)
Net operating loss carryforward	—	19
Allowance for doubtful accounts	52	—
	50	—

Noncurrent deferred tax assets (liabilities)
Depreciation and amortization	(1,091)	(2,944)
	(1,091)	(2,944)
Net deferred tax liability	$(1,041)	$(2,944)

6.             Financing

a.             Amended and Restated Credit Facility

On April 13, 2004, the Predecessor entered into an amended and restated credit facility. The amended and restated credit facility provided for a $202,500 term loan that bore interest at LIBOR plus 2.25% or the prime rate plus an applicable margin. Principal and interest was due and payable quarterly. The loan would have matured on March 31, 2010, and was collateralized by all of the Predecessor’s assets. The amended and restated credit facility contained various financial covenants including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

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

b.             Second Amended and Restated Credit Facility

On November 3, 2004, the Partnership entered into a second amended and restated credit agreement, which provides for a $100,000 term loan that bears interest at LIBOR (4.20% and 2.56% at December 31, 2005 and 2004, respectively) plus 2.00%, or the prime rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively) plus an applicable margin.  Principal and interest is due and payable quarterly.  The loan matures on April 30, 2010, and is collateralized by all the Partnership’s assets. The second amended and restated credit facility contains various financial covenants, including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

The second amended and restated credit facility provides for a revolving credit facility up to $50,000, with a letter of credit sub-facility of $10,000, of which the Partnership has $600 outstanding.  The second amended and restated credit facility requires a 0.50% annual commitment fee on the sum of the average daily unused portion of the line of credit amount,  a 1.50% to 2.00% fee, depending on certain debt leverage ratios, on any outstanding letters of credit, and a 0.75% annual commitment fee with respect to the delayed draw term loan.  Borrowings bear interest at the bank’s prime rate plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%, depending in each case on certain debt leverage ratios.

In connection with entering into the second amended and restated credit facility, the Partnership expensed $3,230 of previously capitalized financing costs and certain additional costs incurred in amending and restating this credit facility.  In addition, $890 of costs incurred in amending and restating this credit facility were capitalized.

On September 9, 2005, the Partnership borrowed an additional $30,000 on its existing credit facility to finance the purchase and drydock of the Houston.   The loan matures on April 30, 2010, bears interest at LIBOR plus 2.00%, and is amortized, on a pro-rated basis, in accordance with the existing debt repayment schedule.  In connection with this borrowing $154 of financing costs incurred were capitalized.

In addition, the second amended and restated credit facility provides the option to increase, up to an additional amount not to exceed an additional $60,000 in the aggregate, the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both, which option expires November 2, 2006.  Our exercise of this option is at the mutual discretion of the lending institution and the Partnership, and is contingent upon, among other things:

•   no event of default having occurred and continuing; and

•   the proceeds being used to construct or acquire new vessels.

On October 24, 2005, the Partnership amended its Second Amended and Restated Credit Agreement principally to allow for additional payments, not to exceed $7,500, to be made by the Partnership to the SENESCO shipyard for construction of its ATB.  See Note 10 for additional information.

The second amended and restated credit facility also provided for a delayed draw term loan of $30,000, which expired on November 2, 2005.  The Partnership decided not to exercise this option and allowed it to expire.

As of December 31, 2005 and 2004, outstanding debt balances were as follows:

	December 31,
	2005	2004
Short-term:
Current portion of long-term debt	$1,850	$1,500

Long-term:
Term loan	126,187	98,125
Total debt	$128,037	$99,625

As of December 31, 2005, principal payments under the long-term debt agreement for each of the next five years and thereafter are as follows:

Year ended December 31,
2006	$1,850
2007	6,167
2008	10,446
2009	58,468
2010	51,106
Thereafter	—
$128,037

7.             Interest Rate Hedging

During 2002, the Predecessor entered into contracts to hedge the interest rate risk on a portion of the term loan.  As discussed in Note 6, payments under the term loan are based on blended LIBOR plus 2.00% at December 31, 2005 and 2004.  To hedge the risk of increasing interest rates, the Predecessor entered into a $62,375 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.15% plus the LIBOR-rate spread of 3.25%, resulting in a 6.40% interest rate.  The contract expires in December 2006.  In April 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.25%, resulting in a 5.40% interest rate.  In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.15% interest rate.  In April 2004, the Predecessor also entered into a second contract to hedge the interest rate risk on an additional portion of the term loan.  The Predecessor entered into a $54,250 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.9075% plus the LIBOR-rate spread of 2.25%, resulting in a 6.1575% interest rate.  In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.9075% interest rate.  The contract expires in December 2008. At December 31, 2005 and 2004, LIBOR was 4.20% and 2.56%, respectively.  The unrealized gain related to interest rate hedges was $1,869 as of December 31, 2005.  The unrealized loss related to interest rate hedges was $207 as of December 31, 2004.  These amounts are reflected in other comprehensive gain/(loss) as the contracts have been designated as cash flow hedges.

8.             Hess Support Agreement

On September 13, 2002, the Predecessor entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Partnership. For the years ended December 31, 2005 and 2004, five ITBs were covered by this agreement.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to us, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

From September 13, 2002 to December 31, 2005, the Partnership’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $12,350, which has been classified as advances from Hess. For the years ended December 31, 2005 and 2004, advances from Hess under the support agreement were $963 and $4,007, respectively.

9.             Related Party Transactions

Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the years ended December 31, 2005, 2004 and 2003 were $13,251, $14,221, and $12,423, respectively.  Accounts receivable due under the Support Agreement were $344 and $9 at December 31, 2005 and 2004, respectively.

On September 12, 2002, the Predecessor entered into a three-year agreement with an affiliate of one of the Predecessor’s members whereby the affiliate provided certain business advisory and management services, including the assistance with the development of corporate strategy, budgeting and assistance in procuring financing, to the Predecessor for an annual fee of $500. A further agreement was made on May 6, 2003 with the affiliate for similar additional services.  The Predecessor incurred and paid approximately $600 and $564 in 2004 and 2003, respectively, for business advisory and management services.  These agreements were terminated concurrent with the closing of the Partnership’s initial public offering.  United States Shipping Master LLC paid this affiliate $3,700 in connection with such termination.

Certain subsidiaries of the Predecessor were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  These amounts were $37,737 and $6,717, respectively, for the year ended December 31, 2005 and for the period November 3, 2004 through December 31, 2004.

On September 23, 2005, the Partnership entered into a new ten-year lease for office space for our New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment.  The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment.  The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  Terms of the lease are further discussed in Note 10.

10.          Commitments and Contingencies

Leases

On October 17, 2002, a subsidiary of the Predecessor, which was not contributed to the Partnership, entered into a six-year operating lease agreement for office space in New Jersey. On November 18, 2003, this subsidiary entered into a five-year operating lease for additional office space at the same location and took possession in May 2004. The subsidiary also leases office equipment under operating lease arrangements. General and administrative expenses incurred on behalf of the Partnership by this subsidiary are entirely reimbursable by the Partnership.  On September 23, 2005, the Partnership entered into a ten-year lease for office space for our New York office, commencing on January 1, 2006.  The Partnership, as the lessee, subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The total obligation of the lease over the ten-year period is $4,150, including annual escalation; however, the Partnership is entitled to sublease income of $3,112 from the affiliated companies.  Average annual rental expense, net of sublease income of $311, to the Partnership is $104.  The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property and the sublease provides for the affiliated companies to pay 75% of these expenses.  Total rental expense excludes such additional expense payments as part of the minimum rentals.

At December 31, 2005, future rental commitments under these noncancelable leases are as follows:

	Operating		Net
Year ended December 31,	Leases	Subleases	Leases
2006	$634	$(197)	$437
2007	771	(302)	469
2008	807	(307)	500
2009	484	(312)	172
2010	424	(318)	106
Thereafter	2,235	(1,676)	559
	$5,355	$(3,112)	$2,243

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $473, $411, and $272, respectively.   In addition to minimum rental payments above, rent expense includes reimbursements for real estate taxes and rental of a warehouse under a cancelable lease.

Employment Agreements

The general partner of the Partnership has entered into employment agreements, expiring in 2007, with its six executive officers. The employment agreements have an initial term of three years that are automatically extended for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $1,812. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee’s employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee’s agreement or (b) one year, a monthly payment equal to one-twelfth of the employee’s then annual salary.

Claims and Litigation

During July 2005, the ITB Mobile was offhire for a period of approximately two days due to a grounding incident.  As a result, a claim of $1,450 was filed with our insurance carrier.  At December 31, 2005, a remaining liability associated with this claim of $205 and a corresponding receivable from the insurance carrier of $535 was recorded in the Partnership’s balance sheet. At December 31, 2005 and 2004, the Partnership recorded a liability for total claims exposure, both insured and uninsured, of $1,469 and $1,522, respectively, and a corresponding receivable from the insurance carrier of $1,414 and $1,428, respectively.

The Partnership is the subject of various claims and lawsuits in the ordinary course of business arising principally from personal injuries, collisions, and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on the general partner’s financial position, results of operations or cash flows. The Partnership is subject to deductibles with respect to its insurance coverage up to $150 per incident and provides on a current basis for estimated payments thereunder.  Legal costs associated with such claims are expensed as incurred.

Charter Commitments

The Partnership’s time charters and consecutive voyage charters extend over various periods of time.  At December 31, 2005, minimum future charter revenue from vessel charters was as follows:

Year ended December 31,
2006	$95,238
2007	102,809
2008	75,316
2009	38,022
2010	28,581
Thereafter	82,423
$422,389

Capital Expenditures

In August 2004, the Partnership entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) for the Partnership at a price of $45,400 to be delivered in early 2006.  The Agreement also provided for options to build up to three additional ATB’s. SENESCO has indicated that they are not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge will be delayed.   In November 2005, the Partnership entered into a revised agreement with SENESCO regarding completion of the ATB at another facility, which SENESCO will operate.  The total cost of completion of the ATB pursuant to the revised agreement is expected to be approximately $53,400 with a contracted delivery date of December 2006.  SENESCO has indicated that it is experiencing cost overruns and further delays in completing the ATB.  The revised agreement provides for substantial penalties for late delivery of the ATB.  There is risk that the cost of the ATB could be higher and that the ATB may not be completed in a timely manner, which could have a material adverse effect on the Partnership’s results of operations.  The Partnership and SENESCO have mutually agreed to cancel the options to have SENESCO build up to three additional ATBs at a fixed price.

Purchase
Year ended December 31,	Commitments
2006	$26,152
2007	405
$26,557

On February 16, 2006, the Partnership entered into contracts to construct two additional ATBs with Manitowoc Marine Group (“MMG”) and Eastern Shipbuilding Group, Inc. (“Eastern”).  The total construction price for the two ATBs is anticipated to be approximately $130,000, or $65,000 per unit, including owner furnished items.  Additionally, the Partnership has committed to purchase owner-furnished items related to two option vessels totaling $17,498.  See Note 12 “Subsequent Events” for further information regarding these contracts.  At December 31, 2005, the Partnership made a refundable deposit of $3,288 and a non-refundable deposit of $500 to secure the shipyard slots for two newbuild ATB barges at MMG.  These amounts will be applied to the total contracted price in accordance with the February 16, 2006 contract.

Letters of Credit

The Partnership also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events under letters of credit totaling $600 at December 31, 2005.  The letters of credit are primarily extended to secure final payments associated with the building of the ATB engines and the New York office lease.  There have been no claims against either letter of credit.

11.          Employee Benefit Plans

The Partnership maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  For the years ended December 31, 2005, 2004, and 2003, the plan provided for matching contributions by the Partnership of 5%, 4%, and 3%, respectively.   In 2005, 2004, and 2003, the Partnership made matching contributions of approximately $176, $112, and $92, respectively, to the plan.

A significant number of the employees of a subsidiary of the general partner are covered by union sponsored, collectively bargained multi-employer pension plans.  These expenses are directly allocated to, and reimbursed by, the Partnership.  The Partnership contributed and charged to expense $656, $548, and $436, in 2005, 2004, and 2003, respectively, for such plans.  Information from the plan’s administrators is not sufficient to permit the Partnership to determine its share, if any, of unfunded vested benefits.

12.          Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations:

	Three Months Ended
2005	December 31	September 30	June 30	March 31
Total revenues	$32,095	$32,624	$33,759	$33,056
Operating income	$2,408	$6,024	$6,885	$7,498
Net income	$1,059	$4,475	$5,896	$6,649
General partner’s interest in net income	$21	$89	$118	$133
Limited partners’ interest in net income	$1,038	$4,386	$5,778	$6,516
Net income per limited partner unit (basic and diluted)	$0.07	$0.32	$0.42	$0.47

	Three Months Ended
2004	December 31	September 30	June 30	March 31
Total revenues	$32,869	$35,716	$28,086	$25,684
Operating income	$2,015	$9,327	$4,021	$5,192
Net (loss) income	$(6,030)	$6,497	$(1,779)	$2,760
General partner’s interest in net loss	$(107)	$—	$—	$—
Limited partners’ interest in net (loss) income	$(5,923)	$6,497	$(1,779)	$2,760
Net (loss) income per limited partner unit (basic and diluted)	$(0.51)	$0.83	$(0.23)	$0.35

Net income for the three months ended December 31, 2004 includes a charge for deferred income taxes of $3,244 relating to a change in tax status of a subsidiary (Note 5) and a charge relating to extinguishment of debt of $3,230.  Net income for the three months ended June 30, 2004 includes a charge relating to extinguishment of debt of $3,167.

13.       Subsequent Events

On February 3, 2006, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the fourth quarter of 2005 of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on February 15, 2006 to all unitholders of record on February 10, 2006. The aggregate amount of the distribution was $6,337.

On February 16, 2006, the Partnership entered into contracts to construct two additional ATBs with Manitowoc Marine Group (“MMG”) for the construction of two barges, and with Eastern Shipbuilding Group, Inc. (“Eastern”) for the construction of two tugs. The contract with MMG includes options to construct two additional barges.  The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover two tugs.   The total construction price for the two ATBs is anticipated to be approximately $130,000, or $65,000 per unit, including owner furnished items.  Deliveries of the ATBs are expected in August and November 2008.  The cost per unit of the option ATBs is approximately $66,000, including owner-furnished items.  The options for the tugs must be exercised by August 2006 and February 2007, and the options for the barges must be exercised by April 2006 and June 2006.  The Partnership has committed to purchase owner-furnished items related to the two option vessels totaling $17,498.  The Partnership has entered into a foreign currency forward contract to hedge the variability in cash flows associated with its liability related to one of these commitments totaling $13,902.

On March 15, 2006, the Partnership made a $5,000 deposit to reserve shipyard slots for the building of new vessels, of which $4,600 is refundable if the Partnership elects by May 26, 2006 not to proceed with the building of the new vessels.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006
U.S. SHIPPING PARTNERS L.P.
	By:	US Shipping General Partner LLC,
its general partner

	By:	/s/ Paul B. Gridley
Paul B. Gridley
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Paul B. Gridley	Chairman, Chief Executive Officer (principal
Paul B. Gridley	executive officer)	March 15, 2006

/s/ Albert E. Bergeron	Vice President—Chief Financial Officer (principal
Albert E. Bergeron	financial and accounting officer)	March 15, 2006

/s/ Bryan Ganz	Director	March 15, 2006
Bryan Ganz

/s/ Joseph P. Gehegan	Director
Joseph P. Gehegan		March 15, 2006

/s/ William M. Kearns, Jr.	Director
William M. Kearns, Jr.		March 15, 2006

/s/ M. William Macey, Jr.	Director
M. William Macey, Jr.		March 15, 2006

/s/ Douglas L. Newhouse	Director
Douglas L. Newhouse		March 15, 2006

/s/ Ronald L. O’Kelley	Director
Ronald L. O’Kelley		March 15, 2006