Form 10-Q
period 2006-03-31
U.S. Shipping Partners L.P.
filed 2006-05-10
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

The aggregate market value of the registrant’s common units held by non-affiliates as of May 5, 2006, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $152,765,292.  The number of common units outstanding of the registrant’s common units as of May 5, 2006 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in thousands)

	March 31, 2006	December 31, 2005

Assets
Current assets
Cash and equivalents	$5,553	$10,000
Accounts receivable, net	6,756	6,993
Prepaid expenses and other current assets	5,334	4,123

Total current assets	17,643	21,116
Vessels and equipment, net	258,038	245,062
Deferred financing costs, net	2,978	3,186
Other assets	8,866	6,858

Total assets	$287,525	$276,222

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$12,929	$1,850
Accounts payable	6,854	7,051
Due to affiliates	2,165	833
Deferred revenue	2,270	—
Accrued expenses	6,455	6,992

Total current liabilities	30,673	16,726
Term loan	124,646	126,187
Advances from Hess	13,254	12,350
Deferred income taxes	617	1,091

Total liabilities	169,190	156,354

Commitments and contingencies (Note 7)
Partners’ Capital
Partners’ capital	115,862	117,999
Accumulated other comprehensive income	2,473	1,869

Total partners’ capital	118,335	119,868

Total liabilities and partners’ capital	$287,525	$276,222

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended March 31,

	2006	2005

Revenues	$37,049	$33,056

Operating expenses
Vessel operating expenses	13,600	10,940
Voyage expenses	7,335	6,078
General and administrative expenses	2,826	2,357
Depreciation and amortization	7,658	6,183

Total operating expenses	31,419	25,558

Operating income	5,630	7,498
Interest expense	1,557	1,375
Other income	(124)	(201)

Income before income taxes	4,197	6,324
Benefit for income taxes	(3)	(325)

Net income	4,200	6,649
Other comprehensive income
Fair market value adjustment for derivatives	604	1,690

Comprehensive income	$4,804	$8,339

General partner’s interest in net income	$84	$133
Limited partners’ interest in net income
Net income	$4,116	$6,516
Net income per unit - basic and diluted	$0.30	$0.47
Weighted average units outstanding - basic and diluted	13,800	13,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Three Months Ended March 31, 2006
(in thousands)

	Partners’ Capital
						Accumulated Other Comprehensive Income
	Limited Partners

	Common		Subordinated		General Partner

	Units	$	Units	$			Total

Balance at December 31, 2005	6,900	$115,651	6,900	$2,256	$92	$1,869	$119,868
Net income	—	2,058	—	2,058	84	—	4,200
Fair maket value adjustment for derivatives	—	—	—	—	—	604	604
Cash distributions	—	(3,105)	—	(3,105)	(127)	—	(6,337)

Balance at March 31, 2006	6,900	$114,604	6,900	$1,209	$49	$2,473	$118,335

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income	$4,200	$6,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	7,866	6,198
Deferred income taxes	(461)	(453)
Drydock expenditures	(9,262)	(21)
Provision for accounts receivable	—	42
Changes in assets and liabilities:
Accounts receivable	393	2,082
Prepaid expenses and other current assets	(1,787)	78
Other assets	(192)	—
Accounts payable	2,906	1,835
Deferred revenue	2,270	1,065
Accrued expenses and other liabilities	2,057	(2,340)

Net cash provided by operating activities	7,990	15,135

Cash flows from investing activities
Construction of vessels and equipment	(11,542)	(6,099)
Deposit to secure shipyard slot	(5,000)	—
Advances from (payments to) Hess, net	904	(213)

Net cash used in investing activities	(15,638)	(6,312)

Cash flows from financing activities
Repayment of debt	(462)	(375)
Revolver borrowings, net	10,000	—
Cash distributions	(6,337)	(4,063)

Net cash provided by (used in) financing activities	3,201	(4,438)

Net (decrease) increase in cash	(4,447)	4,385
Cash, beginning of period	10,000	30,258

Cash, end of period	$5,553	$34,643

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except per unit data)

1.      Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates several types of vessels, including six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”) and a product tanker (“Houston”).  Additionally, the Partnership has contracted to construct three articulated tug barges (“ATBs”) that are scheduled for delivery in first quarter 2007, August 2008, and November 2008.  The Partnership and its predecessor company have engaged, since 2002, in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

          The Partnership’s general partner holds a 2% general partner interest and certain incentive distribution rights in the Partnership.  Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels have been achieved.  The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement.  The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

          In the opinion of management, these financial statements reflect all adjustments necessary, consisting of normal recurring entries, for a fair statement of the financial results of such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”).  The year-end condensed financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.       Net Income per Unit

          Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no options or phantom units outstanding during the periods ended March 31, 2006 and 2005.

3.      Vessels and Equipment

          Vessels and equipment consists of the following:

	March 31, 2006	December 31, 2005

Vessels	$257,688	$257,688
Office furniture and equipment	131	131

	257,819	257,819
Less: Accumulated depreciation	66,626	61,130

	191,193	196,689
Construction-in-progress	48,645	31,508
Capitalized drydock expenditures, net of amortization of $13,361 and $11,199	18,200	16,865

Total vessels and equipment, net	$258,038	$245,062

          Depreciation of vessels and equipment for the periods ended March 31, 2006 and 2005 was $5,496 and $4,939, respectively.  Amortization of drydocking expenditures was $2,162 and $1,244 for the periods ended March 31, 2006 and 2005, respectively.  Construction-in-progress at March 31, 2006 and December 31, 2005 includes amounts paid for the construction of ATBs (Note 7) and capitalized interest of $1,662 and $1,140, respectively.  Capitalized drydock and construction expenditures of $2,082 and $6,041 were accrued at March 31, 2006 and December 31, 2005, respectively.

          Capitalized drydock expenditures include expenditures for drydocks in progress.  Currently, the Sea Venture drydock is in progress and is estimated to be placed in service in May 2006.  The total cost of the drydock is expected to be $9,300, of which $3,268 has been paid at March 31, 2006.

4.      Hess Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Partnership.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

          From September 13, 2002 to March 31, 2006, the cumulative amount of payments made by Hess, net of amounts paid to Hess were $13,254, which are classified as advances from Hess.  Based on current contracts and projected revenue rates through 2007, the Partnership estimates that the net cumulative payments received from Hess pursuant to the support agreement will be approximately $5,000 to $10,000 and will result in a reduction of the carrying value of the ITBs as an adjustment of their original purchase price.

5.      Financing

          During the three months ended March 31, 2006, to finance a portion of the construction of its ATB series, the Partnership borrowed $10,000 from its $50,000 revolving credit facility.   These borrowings bear interest at LIBOR plus 2.00%, or 6.98% at March 31, 2006, and are classified as short-term borrowings.  At March 31, 2006, the Partnership’s remaining available credit on its revolving credit facility was $39,400.

6.      Related Party Transactions

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the periods ended March 31, 2006 and 2005 were $3,150 in each period.  The Partnership had a payable to Hess under the support agreement of $528 at March 31, 2006 and a receivable from Hess of $344 at December 31, 2005.

          Certain subsidiaries of the predecessor of the Partnership were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  These amounts were $10,700 and $8,711, respectively, for the periods ended March 31, 2006 and 2005.

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

7.      Commitments and Contingencies

          ATB Contracts

          In November 2005, the Partnership amended its contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”)

bringing the total cost of completion of the ATB to $53.4 million, with a scheduled delivery date of December 2006.  SENESCO has indicated that it is still experiencing cost overruns and further delays in completing the ATB.  The Partnership now expects the ATB to be delivered during the first quarter of 2007 at an additional cost of approximately $26 million-$28 million. SENESCO has posted letters of credit totaling $18 million to fund cost overruns on the ATB.  The Partnership is presently involved in negotiations with SENESCO and its principal shareholder to cover cost overruns, to identify means to accelerate construction and to avoid further delays, which could include the Partnership taking over management and completion of the construction.  If negotiations are not successful, the Partnership intends to vigorously pursue all remedies available.  The Partnership cannot assure unitholders at this time that our negotiations with SENESCO will be successful or that the ATB will be completed on the revised schedule and at the revised cost, or at all.

          On February 16, 2006, the Partnership entered into contracts to construct two additional ATBs with Manitowoc Marine Group (“MMG”) and Eastern Shipbuilding Group, Inc. (“Eastern”).  The total construction price for the two ATBs is anticipated to be approximately $130,000, or $65,000 per unit, including owner furnished items.  Additionally, the Partnership has committed to purchase owner-furnished items related to two additional vessels for which the Partnership has options totaling $17,498.  At March 31, 2006, the Partnership has made payments totaling $11,464 related to these new builds.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed, however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  Increases or decreases from these stated costs could significantly impact the cost of the vessels.

          Tanker Project

          On March 15, 2006, the Partnership made a $5,000 deposit to reserve shipyard slots for the building of new vessels, of which $4,600 is refundable if the Board of Directors of the General Partner of the Partnership elects by May 26, 2006 not to proceed with the building of the new vessels.

          Deferred Revenue

          At March 31, 2006, we had received advance payments of $2,270 for freight revenue from a customer.  This deferred revenue is classified as a liability until earned.  No advance payments were made at December 31, 2005.

          Financing

          Due to the commitments to construct ATBs at MMG and Eastern, the Partnership has secured a commitment from its existing lender to refinance its existing credit facility to increase availability of funds by up to $95,000, if needed.   Management is exploring with its advisors various funding alternatives for its ATB construction program. The Partnership will incur a fee related to this refinancing ranging from $2,500 to $5,000, if exercised.  The credit facility commitment, if unexercised, expires June 30, 2006.  If the Partnership is unable to consummate the refinancing, the Partnership would have to explore other alternatives to financing the new buildings or scale back the new building program.

8.      Other Comprehensive Income

          The Partnership uses interest rate swaps as required under the terms of its credit facility.  The Partnership’s policy is to manage interest costs using a mix of fixed and variable rate debt.  The Partnership holds two interest rate swaps with notional amounts of $23,063 and $60,688 that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 3.15% plus 2.0%, and 3.9075% plus 2.0%, respectively. These contracts expire in December 2006 and 2008, respectively.  The unrealized gain related to interest rate hedges was $2,413 at March 31, 2006 and $1,869 as of December 31, 2005.   These amounts are reflected in other comprehensive gain as the contracts have been designated as cash flow hedges.

          The Partnership has entered into contracts for the purchase of owner-furnished items relative to the Partnership’s newbuild ATB series, denominated in Euros, costing approximately $14,439.  To hedge the exposure to foreign currency, the Partnership has entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro. The fair market value of the forward contract at March 31, 2006 was $60.

9.      Subsequent Events

          On May 2, 2006, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the first quarter of 2006 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on May 15, 2006 to all unitholders of record on May 10, 2006. The aggregate amount of the distribution will be $6,337.

          On April 6, 2006, the Partnership paid $3,831 to Manitowac Marine Group to extend its option to build two additional barges, of which $3,331 is refundable if the option is not exercised by May 17, 2006.

          To finance a portion of construction costs related to the Partnership’s ATB series, the Partnership drew down two loans from its revolving credit facility on April 10, 2006 and April 28, 2006, of $5,000 each.  These borrowings bear interest at LIBOR plus 2.00%, or 7.023% and 7.059%, respectively.  At May 9, 2006, the Partnership’s remaining available credit on its revolving credit facility was $29,400.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States, with approximately 28% of domestic refined petroleum products being transported by water in 2004. Our fleet consists of ten vessels: six integrated tug barge units, or ITBs, one product tanker, and three specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

          For the three months ending March 31, 2006 and 2005, we derived approximately 75% and 66%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 25% and 34%, respectively, of our revenue from spot charters.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

          On February 16, 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of two barges, which are specified to have a carrying capacity of approximately 160,000 barrels each at 98% of capacity. The contract with MMG includes options to construct two additional barges, for which we paid $3.8 million on April 6, 2006 to extend the option to May 17, 2006.    If we do not elect to proceed with the construction of the two additional barges, we will receive a refund of $3.3 million from MMG.  If we elect to proceed with the construction of the two additional barges, the deposit will be applied to the contract price.  On February 16, 2006, we also entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the two ATB units. The contract with Eastern also includes options to construct and deliver up to four additional ATB tugs on the basis that each such option shall cover an order for two tugs. The total construction price for the two ATBs is anticipated to be approximately $130 million, or $65 million per unit.  The total construction price for the third and fourth option ATBs is anticipated to be $132 million, or $66 million per unit. We expect the first two ATBs will be completed in August 2008 and November 2008, and the third and fourth option ATBs, if exercised, will be completed in August 2009 and November 2009, respectively.  The options for the tugs, which must be exercised by August 2006 and February 2007, remain unexercised at the time of this filing.  Due to the commitments to construct ATBs at MMG and Eastern, we have secured a commitment from our existing lender to refinance our existing credit facility to increase availability of funds by up to $95.0 million, if needed.   We are exploring with our advisors various funding alternatives for our ATB construction program. The credit facility commitment, if unexercised, expires June 30, 2006. We will incur a fee related to this refinancing ranging from $2.5 million to $5.0 million, if exercised. If we are unable to consummate the refinancing, we would have to explore other alternatives to financing our new buildings or scale back our new building program.

          In November 2005, we amended our contract with Southern New England Shipyard Company

(“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) bringing the total cost of completion of the ATB to $53.4 million, with a scheduled delivery date of December 2006.  SENESCO has indicated that it is still experiencing cost overruns and further delays in completing the ATB.  We now expect the ATB to be delivered during the first quarter of 2007 at an additional cost of approximately $26 million-$28 million. SENESCO has posted letters of credit totaling $18 million to fund cost overruns on the ATB.  We are presently involved in negotiations with SENESCO and its principal shareholder to cover cost overruns, to identify means to accelerate construction and to avoid further delays, which could include our taking over management and completion of the construction.  If negotiations are not successful, we intend to vigorously pursue all remedies available to us.  We cannot assure unitholders at this time that our negotiations with SENESCO will be successful or that the ATB will be completed on the revised schedule and at the revised cost, or at all.

          On March 15, 2006, we made a $5.0 million deposit to a shipyard to reserve shipyard slots for new build tanker vessels, of which $4.6 million is refundable if we elect not to proceed by May 26, 2006.    We may elect to finance this new build series through off-balance sheet financing.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates):

	For the Three Months Ended March 31,

	2006	2005

Voyage revenue	$37,049	$33,056
Vessel operating expenses	13,600	10,940
% of voyage revenue	36.7%	33.1%
Voyage expenses	7,335	6,078
% of voyage revenue	19.8%	18.4%
General and administrative expenses	2,826	2,357
% of voyage revenue	7.6%	7.1%
Depreciation and amortization	7,658	6,183

Operating income	5,630	7,498
% of voyage revenue	15.2%	22.7%
Interest expense	1,557	1,375
Other income	(124)	(201)

Income before provision for income taxes	4,197	6,324
Benefit for income taxes	(3)	(325)

Net income	$4,200	$6,649

Total vessel days	810	720
Days worked	790	717
Drydocking days	—	—
Net utilization	97.6%	99.5%
Average time charter equivalent rate	$37,599	$37,650

U.S. Shipping Partners L.P.
Unaudited Other Financial Data
(in thousands)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

          Voyage Revenue.  Voyage revenue was $37.0 million for the three months ended March 31, 2006, an increase of $4.0 million, or 12%, as compared to $33.1 million for the three months ended March 31, 2005.  The increase is principally attributable to the addition of the Houston, which we purchased in September 2005, and which contributed $4.2 million of revenue.  A decrease in ITB revenue of $1.8 million was partially offset by an increase in revenue for our chemical vessels of $1.5 million.  The decrease in ITB revenue was attributable to a reduction in demand for spot vessels due to a warmer winter and a decrease in refinery output due to lingering effects of hurricanes, coupled with a reduction in utilization caused by unplanned maintenance to one of our vessels.  The increase in the chemical vessel revenue was attributable to rate increases, improved voyage turnaround time and additional backhaul revenue resulting from competing vessels being out of service for drydocking during the 2006 quarter.

          Vessel Operating Expenses.    Vessel operating expenses were $13.6 million for the three months ended March 31, 2006, an increase of $2.7 million, or 24%, as compared to $10.9 million for the three months ended March 31, 2005.  The addition of the Houston added $1.7 million of vessel operating expenses during the quarter and the addition of the Sea Venture, though not placed in service, resulted in $0.3 million of vessel operating expenses, principally comprised of crew wages and benefits for two crew members currently on the vessel while it is undergoing drydocking.  The remaining increase was primarily caused by the addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases.

          Voyage Expenses.   Voyage expenses were $7.3 million for the three months ended March 31, 2006, an increase of $1.3 million, or 21%, as compared to $6.1 million for the three months ended March 31, 2005.  The addition of the Houston contributed $1.1 million of the increase.  The remaining increase is principally attributable to increased bunker expense due to rising fuel costs.

          General and Administrative Expenses.   General and administrative expenses were $2.8 million for the three months ended March 31, 2006, an increase of $0.5 million, or 20%, as compared to $2.4 million for the three months ended March 31, 2005.  The increase is attributable to increases in personnel, accounting and legal expenses as well as costs incurred pursuing acquisitions and growth opportunities for our business.

          Depreciation and Amortization.  Depreciation and amortization was $7.7 million for the three months ended March 31, 2006, an increase of $1.5 million, or 24%, compared to $6.2 million for the three months ended March 31, 2005.  Approximately $0.9 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.3 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million. The remaining increase is attributable to the amortization of drydocking expenditures related to the New York and Jacksonville, which were completed at a cost of approximately $6.0 million each in November and December 2005, respectively.

          Interest Expense.  Interest expense was $1.6 million for the three months ended March 31, 2006, an increase of $0.2 million, or 13%, compared to $1.4 million for the three months ended March 31, 2005.  The increase is attributable to higher average outstanding debt balance during the first quarter 2006 offset by an increase in capitalized interest and amortization of debt financing fees.

          Benefit for Income Taxes.  The benefit for income taxes for the quarters ended March 31, 2006 and 2005 is attributable to pre-tax operating loss in our corporate subsidiary, principally caused by depreciation of the extensive 2003 drydock of the Chemical Pioneer.

          Net Income.  Net income was $4.2 million for the three months ended March 31, 2006, a decrease of $2.4 million, or 37%, compared to $6.6 million for the three months ended March 31, 2005.  The decrease is attributable to a decrease in operating income of $1.9 million primarily related to amortization of the recently completed drydockings of the New York and Jacksonville coupled with lower time charter equivalent rates and increases in vessel operating and general and administrative expenses, partially offset by increased operating income contributed by the Houston.   An increase in interest expense and decrease in benefit for income taxes of $0.2 million and $0.3 million, respectively, also contributed to the decrease in net income.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $8.0 million for the three months ended March 31, 2006, a decrease of $7.1 million, or 47%, compared to $15.1 million for the three months ended March 31, 2005.  The decrease is primarily the result of a $9.2 million increase in drydock expenditures, $0.4 million decrease in operating results, (after adjusting for non-cash expenses such as depreciation and amortization), a $0.3 million increase in current income taxes and a $0.1 million increase in cash interest expense, net of interest income, due to an increase in higher average debt balances, partially offset by a $2.9 million favorable working capital fluctuation.

Investing Cash Flows

          Net cash used in investing activities totaled $15.6 million for the three months ended March 31, 2006, an increase of $9.3 million, or 148%, compared to $6.3 million for the three months ended March 31, 2005.  During the first quarter 2006, we made $3.9 million of progress payments toward the construction of our first ATB and $7.7 million of payments toward the construction costs of our second and third ATBs.  Additionally, in March 2006, we paid a $5.0 million deposit to secure shipyard slots to build tankers, of which $4.6 million is refundable through May 26, 2006.  During the first quarter 2005, we made $6.1 million of progress payments toward the construction of our first ATB.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement.  Once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess.  Advances from Hess under the support agreement were $0.9 million for the three months ended March 31, 2006.  Payments to Hess under the support agreement were $0.2 million for the three months ended March 31, 2005.  For the three months ended March 31, 2006 and 2005, five ITBs were covered by the support agreement.  One ITB is under contract with Hess at a charter rate less than the support rate.  This vessel will be covered by the support agreement upon any termination of that contract.

Financing Cash Flows

          Net cash provided by financing activities was $3.2 million for the three months ending March 31, 2006 and net cash used in financing activities was $4.4 million for the three months ended March 31, 2005.  We borrowed $10.0 million under the revolver portion of our credit facility to finance the construction of the ATB series and fund a deposit for a shipyard slot to build tankers.  For the three months ended March 31, 2006 and 2005 we made scheduled debt repayments of $0.5 million and $0.4 million, respectively.  We paid $6.3 million and $4.1 in distributions to partners during the three months ended March 31, 2006 and 2005, respectively.  See “Payments of Distributions” below.

Payments of Distributions

          The board of directors of US Shipping General Partner LLC, our general partner, declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended December 31, 2005, which was paid on February 15, 2006 to unitholders of record on February 10, 2006.  The distribution paid on February 9, 2005, declared in respect of the quarter ended December 31, 2004 of $0.2885 per unit, was a pro ration of the $0.45 minimum quarterly distribution for the period that the Partnership was publicly traded, November 3, 2004 through December 31, 2004.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repairs and maintenance every five years and that we conduct a mid-period underwater survey in lieu of drydocking, and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

          During 2005, we placed three vessels, the newly purchased Houston, the New York and the

Jacksonville, in drydock.  The Houston drydock was completed in October 2005 at a cost of $3.1 million.  The ITB New York drydock was completed in November at a cost of $6.1 million and the ITB Jacksonville was completed in December at a cost of $6.0 million.  In January 2006, the Sea Venture was placed in drydock at an estimated cost of $9.3 million and is currently scheduled to be completed in May 2006.  During 2006, the parcel tankers Charleston and Chemical Pioneer and the ITBs Groton and Mobile will also be placed in drydock with a total estimated cost of $19.0 million.  The Baltimore and Philadelphia are scheduled for drydock in 2007.  For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker drydocks will cost approximately $3.0 million to $5.0 million per vessel, the Houston drydock will cost approximately $3.0 million and the ATB drydockings will cost between $1.0 million and $2.0 million.  While drydocked, each of our ITBs will be out of service for approximately 50 to 60 days, each parcel tanker and the Houston will be out of service for approximately 35 to 50 days and the ATBs will be out of service for approximately 25 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

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

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three months ended March 31,

	2006	2005

Maintenance capital expenditures	$3,497	$21
Expansion capital expenditures	17,137	6,099

Total capital expenditures	$20,634	$6,120

Liquidity Needs

          Our primary short-term liquidity needs are to make scheduled debt payments, pay our quarterly distributions, make progress payments related to our new build ATBs, and to fund general working capital requirements and drydocking expenditures.  Our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATBs currently under construction.  Maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility.  Our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

          Due to the commitments to construct ATBs at MMG and Eastern, we have secured a commitment from our existing lender to refinance our existing credit facility to increase availability of funds by up to $95.0 million, if needed.   We are exploring with our advisors various funding alternatives for our ATB construction program. We will incur a fee related to this refinancing ranging from $2.5 million to $5.0 million, if exercised. The credit facility commitment if unexercised, expires June 30, 2006. If we are unable to consummate the refinancing, we would have to explore other alternatives to financing our new buildings or scale back our new building program.  If our plans or assumptions change or are inaccurate, or we make any additional acquisitions, we may need to raise additional capital to finance our ongoing construction projects on a long-term basis, which financing may be on an off-balance sheet basis and/or through the incurrence of additional debt. There can be no assurance that we will be able to raise additional funds on favorable terms.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the first quarter of 2006, a 1% change in our variable interest rates would have increased our interest expense by $0.1 million for the first quarter 2006, after taking into effect the interest rate swap agreement we had in effect  as described below.

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

          We had two open interest rate swap agreements as of March 31, 2006.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at March 31, 2006:

Notional amount	$ 23,062,500
Fixed rate paid	3.15%
Variable rate received	4.9794%
Effective date	12/31/2002
Expiration date	12/29/2006

Notional amount	$ 60,687,500
Fixed rate paid	3.9075%
Variable rate received	4.9794%
Effective date	4/19/2004
Expiration date	12/31/2008

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million.  To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.

          The contracts to construct our ATBs with Manitowac and Eastern are primarily fixed; however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  The impact of an increase in steel prices of $100/ton would increase the cost of construction by $0.4 million per vessel.

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	Risk Factors

          The following information updates the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005:

          In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) at a cost of $45.4 million with a scheduled delivery date of April 2006.The agreement also provided for options to build up to three additional ATBs. SENESCO had indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed.  In November 2005, we amended our contract with SENESCO bringing the total cost of completion of the ATB to $53.4 million, with a scheduled delivery date of December 2006, and cancelled the options. SENESCO has indicated that it is still experiencing cost overruns and further delays in completing the ATB.  We now expect the ATB to be delivered during the first quarter of 2007 at an additional cost of approximately $26 million-$28 million. SENESCO has posted letters of credit totaling $18 million to fund cost overruns on the ATB.  We are presently involved in negotiations with SENESCO and its principal shareholder to cover cost overruns, to identify means to accelerate construction and to avoid further delays, which could include our taking over management and completion of the construction.  If negotiations are not successful, we intend to vigorously pursue all remedies available to us.  We cannot assure unitholders at this time that our negotiations with SENESCO will be successful or that the ATB will be completed on the revised schedule and at the revised cost, or at all.  To the extent we take over management and completion of construction of the SENESCO ATB, this will decrease the amount of time our officers can devote to our business.

          Certain of our customers have indicated they are not interested in chartering retrofitted ITBs, which could affect our strategy to make the ITBs OPA-90 compliant.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                     Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.	Other Information.

          Our general partner has elected Gerald Luterman, Executive Vice President and Chief Financial Officer of KeySpan Corporation, to the Board of Directors of our general partner as an independent director.  Keyspan Corporation is the fifth largest distributor of natural gas in the United States and the largest in the Northeast, operating regulated gas utilities in New York, Massachusetts, and New Hampshire that serve 2.6 million customers.  Mr. Luterman has a Master’s in Business Administration from Harvard Business School where he was a Baker Scholar. He is a graduate of McGill University in Montreal and earned a Bachelor of Commerce Degree with honors in economics.

          In November 2005, we amended our contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) bringing the total cost of completion of the ATB to $53.4 million, with a scheduled delivery date of December 2006.  SENESCO has indicated that it is still experiencing cost overruns and further delays in completing the ATB.  We now expect the ATB to be delivered during the first quarter of 2007 at an additional cost of approximately $26 million-$28 million. SENESCO has posted letters of credit totaling $18 million to fund cost overruns on the ATB.  We are presently involved in negotiations with SENESCO and its principal shareholder to cover cost overruns, to identify means to accelerate construction and to avoid further delays, which could include our taking over management and completion of the construction.  If negotiations are not successful, we intend to vigorously pursue all remedies available to us.  We cannot assure unitholders at this time that our negotiations with SENESCO will be successful or that the ATB will be completed on the revised schedule and at the revised cost, or at all.

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

Date: May 10, 2006
U.S. SHIPPING PARTNERS L.P.
	By:	US Shipping General Partner LLC, its general partner

	by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

	by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)