Form 10-Q
period 2006-06-30
U.S. Shipping Partners L.P.
filed 2006-08-09
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

The aggregate market value of the registrant’s common units held by non-affiliates as of August 4, 2006, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $144,830,328.  The number of common units outstanding of the registrant’s common units as of August 4, 2006 was 6,899,968.  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership.

PART I—FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(in thousands)

	June 30, 2006	December 31, 2005

Assets
Current assets
Cash and equivalents	$20,601	$10,000
Accounts receivable, net	6,696	6,993
Prepaid expenses and other current assets	4,255	4,123

Total current assets	31,552	21,116
Vessels and equipment, net	257,036	245,062
Deferred financing costs, net	2,757	3,186
Other assets	12,153	6,858

Total assets	$303,498	$276,222

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$29,009	$1,850
Accounts payable	7,314	7,051
Due to affiliates	665	833
Deferred revenue	3,550	—
Accrued expenses	10,808	6,992

Total current liabilities	51,346	16,726
Term loan	123,104	126,187
Advances from Hess	12,600	12,350
Deferred income taxes	469	1,091

Total liabilities	187,519	156,354

Commitments and contingencies (Notes 7 and 9)
Partners’ Capital
Partners’ capital	112,486	117,999
Accumulated other comprehensive income	3,493	1,869

Total partners’ capital	115,979	119,868

Total liabilities and partners’ capital	$303,498	$276,222

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Revenues	$37,789	$33,759	$74,838	$66,815

Operating expenses
Vessel operating expenses	14,360	11,577	27,960	22,517
Voyage expenses	7,856	6,536	15,191	12,614
General and administrative expenses	3,176	2,579	6,002	4,936
Depreciation and amortization	7,191	6,182	14,849	12,365

Total operating expenses	32,583	26,874	64,002	52,432

Operating income	5,206	6,885	10,836	14,383
Interest expense	1,854	1,309	3,411	2,684
Other income	(167)	(225)	(291)	(426)

Income before income taxes	3,519	5,801	7,716	12,125
Provision (benefit) for income taxes	558	(95)	555	(420)

Net income	2,961	5,896	7,161	12,545
Other comprehensive income
Fair market value adjustment for derivatives	1,020	(1,055)	1,624	635

Comprehensive income	$3,981	$4,841	$8,785	$13,180

General partner’s interest in net income	$59	$118	$143	$251
Limited partners’ interest in net income
Net income	$2,902	$5,778	$7,018	$12,294
Net income per unit - basic and diluted	$0.21	$0.42	$0.51	$0.89
Weighted average units outstanding - basic and diluted	13,800	13,800	13,800	13,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Six Months Ended June 30, 2006
(in thousands)

	Partners’ Capital					Accumulated Other Comprehensive Income

	Limited Partners				General Partner

	Common		Subordinated

	Units	$	Units	$			Total

Balance at December 31, 2005	6,900	$115,651	6,900	$2,256	$92	$1,869	$119,868
Net income	—	3,509	—	3,509	143	—	7,161
Fair market value adjustment for derivatives	—	—	—	—	—	1,624	1,624
Cash distributions	—	(6,210)	—	(6,210)	(254)	—	(12,674)

Balance at June 30, 2006	6,900	$112,950	6,900	$(445)	$(19)	$3,493	$115,979

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30,

	2006	2005

Cash flows from operating activities
Net income	$7,161	$12,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization of deferred financing fees	15,278	12,395
Deferred income taxes	(609)	(960)
Drydock expenditures	(16,950)	(381)
Provision for accounts receivable	45	42
Changes in assets and liabilities:
Accounts receivable	635	1,122
Prepaid expenses and other current assets	(1,380)	80
Other assets	(2,459)	(203)
Accounts payable	4,558	1,456
Deferred revenue	3,550	(2,325)
Accrued expenses and other liabilities	2,787	(393)

Net cash provided by operating activities	12,616	23,378

Cash flows from investing activities
Proceeds from Senesco settlement	21,000	—
Construction of vessels and equipment	(29,350)	(11,713)
Purchase of vessels and equipment	(317)	—
Deposit to secure shipyard slot (Note 7)	(5,000)	—
Advances from Hess, net	250	233

Net cash used in investing activities	(13,417)	(11,480)

Cash flows from financing activities
Repayment of debt	(924)	(750)
Revolver borrowings, net	25,000	—
Cash distributions	(12,674)	(10,399)

Net cash provided by (used in) financing activities	11,402	(11,149)

Net increase in cash	10,601	749
Cash, beginning of period	10,000	30,258

Cash, end of period	$20,601	$31,007

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands, except per unit data)

1.       Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates several types of vessels, including six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”) and one product tanker (“Houston”).  Additionally, the Partnership has contracted to construct three articulated tug barges (“ATBs”) that are scheduled for delivery in April 2007, August 2008 and November 2008, and has contracted for the construction of two additional ATB barges that are scheduled for delivery in August 2009 and November 2009, although the Partnership has the option to cancel the last barge upon the payment of specified amounts.  The Partnership and its predecessor company have engaged, since 2002, in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

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

2.       Net Income per Unit

          Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no unit options or phantom units outstanding during the three and six months ended June 30, 2006 and 2005.

3.       Vessels and Equipment

          Vessels and equipment consists of the following:

	June 30, 2006	December 31, 2005

Vessels	$257,688	$257,688
Office furniture and equipment	448	131

	258,136	257,819
Less: Accumulated depreciation	72,157	61,130

	185,979	196,689
Construction-in-progress	45,532	31,508
Capitalized drydock expenditures, net of amortization of $15,021 and $11,199	25,525	16,865

Total vessels and equipment, net	$257,036	$245,062

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

          Construction costs of new vessels are capitalized and included in construction-in-progress until completed.  Interest incurred during the construction of equipment is capitalized.

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

          Depreciation of vessels and equipment for the six-month periods ended June 30, 2006 and 2005 was $11,027 and $9,877, respectively.  Amortization of drydocking expenditures was $3,822 and $2,488 for the six-month periods ended June 30, 2006 and 2005, respectively.  Depreciation of vessels and equipment for the three-month periods ended June 30, 2006 and 2005 was $5,531 and $4,938 respectively.  Amortization of drydocking expenditures was $1,660 and $1,244 for the three-month periods ended June 30, 2006 and 2005, respectively.  Construction-in-progress at June 30, 2006 and December 31, 2005 includes amounts paid for the construction of ATBs (Note 7) and capitalized interest of $2,438 and $1,140, respectively.  Capitalized drydock and construction expenditures of $2,845 and $6,041 were accrued at June 30, 2006 and December 31, 2005, respectively.

          The increase in office furniture and equipment from December 31, 2005 is primarily related to leasehold improvements for the Partnership’s New York Office.  (See Note 6 - Related Party Transactions)

          Capitalized drydock expenditures include expenditures for drydocks in progress.  At June 30, 2006, the Charleston and Groton drydocks were in progress.  The Charleston drydock was completed in July 2006 at an estimated total cost of $5,159 and the Groton drydock is scheduled to be completed in August 2006 at an estimated total cost of $5,000.

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

          From September 13, 2002 to June 30, 2006, the cumulative amount of payments made by Hess, net of amounts paid to Hess, were $12,600, which are classified as advances from Hess.  Based on current contracts and projected revenue rates through 2007, the Partnership estimates that the net cumulative payments received from Hess pursuant to the support agreement will be approximately $5,000 to $10,000 and will result in a reduction of the carrying value of the ITBs as an adjustment of their original purchase price.

5.       Financing

          During the six months ended June 30, 2006, to finance a portion of the construction of its ATB series, the Partnership borrowed $25,000 on its $50,000 revolving credit facility.  These borrowings bear interest at LIBOR plus 2.00%, or approximately 7.5% at June 30, 2006, and are classified as short-term borrowings, based on the terms of the revolving credit facility.  At June 30, 2006, the Partnership’s remaining available credit on its revolving credit facility was $24,786, after giving effect to its $214 outstanding letter of credit.

          See Note 9. Subsequent Events regarding certain additional financing transactions.

6.       Related Party Transactions

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for each of the three months ended June 30, 2006 and 2005 were $3,185.  For each of the six months ended June 30, 2006 and 2005, voyage revenues from Hess were $6,335.  The Partnership had a receivable from Hess under the support agreement of $293 and $344 at June 30, 2006 and at December 31, 2005, respectively.

          Certain subsidiaries of the predecessor of the Partnership were not contributed to the Partnership; however, these subsidiaries’ expenses are entirely reimbursable by the Partnership pursuant to the Partnership agreement.  Amounts reimbursable to these subsidiaries include general and administrative expenses, and wages and benefits for crew members.  Reimbursable amounts from these subsidiaries, expensed by the Partnership, were $11,645 and $9,075, respectively, for the three months ended June 30, 2006 and 2005 and $22,346 and $17,786, respectively, for the six months ended June 30, 2006 and 2005.

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment.  The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment.  The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  In the three months ended June 30, 2006, the Partnership paid $66 in connection with the lease and received $49 from its related parties.  There were no payments made relating to the lease in the first quarter of 2006.

          On August 7, 2006, in order to maintain its 2% ownership, relative to the new equity units issued (See Note 9. Subsequent Events), the general partner was required to make a capital contribution to the Partnership of approximately $1,582.  To make this contribution, the general partner issued the Partnership a promissory note, which will bear interest at the minimum applicable federal rate, and be repaid from distributions on the general partner units scheduled to be made on August 15, 2006.

          In connection with the closing of the Joint Venture, the Joint Venture paid a transaction fee of $1,500 to Sterling Investment Partners LLC, an affiliate of the entity that directly controls our major unitholder and indirectly, our general partner.

7.       Commitments and Contingencies

          ATB Contracts

          In order to address completion issues experienced by Southern New England Shipyard Company, or SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, the Partnership cancelled its agreement with SENESCO to construct the ATB unit and took possession of the tug and barge under construction.  SENESCO has paid the Partnership $21,000 to cover a portion of the cost overruns.  The Partnership has hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB.  The Partnership currently expects that the net cost to construct the ATB unit, after giving effect to the payment of $21,000 by SENESCO, will be approximately

$65,000-$69,000, of which $23,262 has been paid through June 30, 2006. This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010.  These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, the Partnership’s recently acquired chemical parcel tanker, until the ATB unit is completed.

          Effective June 1, 2006, the Partnership entered into a lease agreement with the graving dock where the barge originally being constructed by SENESCO is being built.   The lease expires on June 30, 2007.  The total rental obligation of this operating lease is $1,112, and the payments will be capitalized as part of the cost to construct the ATB unit.

          On February 16, 2006, the Partnership entered into a contract with Manitowoc Marine Group, or MMG, for the construction of two barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels. The contract with MMG includes options to construct two additional barges, which the Partnership exercised in May 2006, although the Partnership paid $380 for the option to cancel one barge at any time prior to November 18, 2006 at an additional cost of $3,800 (of which the Partnership has paid $1,900 at June 30, 2006) and at any time prior to May 1, 2007, upon the forfeiture of amounts then on deposit for this barge (which will aggregate $5,700). Also on February 16, 2006, the Partnership entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc., or Eastern, which will be joined with the barges to complete the first two new ATB units. Eastern has granted the Partnership options to have four additional tugs constructed and delivered. The option must be exercised for one tug by August 2006 and for the second tug by May 2007. The option for the third and fourth tugs must be exercised by February 2007, and the Partnership expects to exercise the option for the first two tugs. The total construction cost for the first two new ATB units is currently anticipated to be approximately $130,000, or $65,000 per unit, and the construction cost for the second two new ATB units is currently anticipated to be $66,000 each, in each case inclusive of owner furnished equipment. The Partnership expects the first two new ATB units to be completed in August 2008 and November 2008 and the second two new ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of June 30, 2006, the Partnership has made payments totaling approximately $16,140 related to these new builds.

          The contracts to construct ATBs with MMG and Eastern are primarily fixed, however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  Increases or decreases from these stated costs could significantly impact the cost of the vessels.  As of June 30, 2006, there has been no material change in the price of steel.

          Tanker Project

          The Partnership’s newly created wholly-owned subsidiary USS Product Carriers LLC, or Product Carriers, entered into a contract with the National Steel and Shipbuilding Company, or NASSCO, a subsidiary of General Dynamics Corporation, for the construction of nine 49,000 dwt double-hulled tankers, and the option to construct five additional tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1,000,000.  On August 7, 2006, the Partnership entered into a joint venture to finance the construction of the first five tankers.  As of June 30, 2006, the Partnership had paid NASSCO $5,000, which was subsequently credited against the Partnership’s commitment to provide $70,000 of equity capital to the joint venture.  For more information on the joint venture, see Note 9. Subsequent Events.

          Deferred Revenue

          At June 30, 2006, the Partnership had received advance payments of $3,550 for voyage revenue from two customers.  This deferred revenue is classified as a liability until earned.  No advance payments were made at December 31, 2005.

8.       Other Comprehensive Income

          The Partnership uses interest rate swaps as required under the terms of its credit facility.  The Partnership’s policy is to manage interest costs using a mix of fixed and variable rate debt.  The Partnership holds two interest rate swaps with notional amounts of $21,000 and $60,250 that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 3.15% plus 2.0%, and 3.9075% plus 2.0%, respectively. These contracts expire in December 2006 and 2008, respectively.  The unrealized gain related to interest rate hedges was $2,706 at June 30, 2006 and $1,869 as of December 31, 2005.  These amounts are reflected in other comprehensive income as the contracts have been designated as cash flow hedges.

          The Partnership has entered into contracts for the purchase of owner-furnished items relative to the Partnership’s newbuild ATB series, denominated in Euros, costing approximately $14,439.  To hedge the exposure to foreign currency, the Partnership has entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.  The fair market value of the forward contract at June 30, 2006 was $787.

9.       Subsequent Events

          Distributions

          On August 3, 2006, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the second quarter of 2006 of $0.45 per unit. The distribution will be paid on all common, subordinated, class B and general partner units on August 15, 2006 to all unitholders of record on August 10, 2006.   The aggregate amount of the distribution will be $8,373.  The increase in the aggregate distribution from $6,337 in the first quarter of 2006 is the result of our issuance of 1,310,375 and 3,123,205 additional common units and class B units, respectively on August 7, 2006, as well as the related increase in distributions to our general partner, which is entitled to 2% of total distributions.

          Financing

          On August 7, 2006, the Partnership issued $100,000 aggregate principal amount of 13% Senior Secured Notes due 2014, or the notes.  Interest is payable on the notes on February 15 and August 15 of each year, beginning February 15, 2007.  The notes will mature on August 15, 2014.

          The Partnership may redeem all or part of the notes on or after February 15, 2011.  Prior to such date, the Partnership may redeem all or a portion of the notes by paying a make-whole premium. In addition, prior to August 15, 2009, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the notes redeemed.

          The notes are guaranteed by all of the Partnership’s existing domestic subsidiaries, other than U.S. Shipping Finance Corp., which acted as co-issuer of the notes, USS Product Carriers LLC and USS Products Investor LLC.  The notes and guarantees are secured on a second priority basis by liens on the Partnership’s vessels and an escrow account, the funds from which will be used to finance the construction of at least three new ATB units.  In the event that the Partnership’s creditors exercise remedies with respect to the Partnership’s and it’s guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under the Partnership’s amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the notes.

          There is currently no public market for the notes.  The Partnership and its guarantor subsidiaries have agreed to file a registration statement with the U.S. Securities and Exchange Commission related to an offer to exchange the notes and the guarantees for publicly tradeable notes and guarantees having substantially identical terms.  In addition, the Partnership may be required to file a shelf registration statement covering resales of the notes by holders of the notes.  The notes are eligible for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL SM) Market.

          Concurrently with the sale of the notes, the Partnership issued to third party investors 1,310,375 additional common units and 3,123,205 class B units, at a unit price of $18.34 and $17.12, respectively, representing in each case a discount to the market price, for approximately $77,500 of gross proceeds.  The class B units are subordinated to the Partnership’s common units, but senior to the Partnership’s outstanding subordinated units and, if approved by unitholders, will be converted into common units of the Partnership.  If conversion of the class B units is not approved by the common unitholders within 180 days, the minimum quarterly distribution on the class B units will be increased to $0.5175, compared to the minimum quarterly distribution on the Partnership’s common units of $0.45.  The class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects their rights or preferences. On August 7, 2006, in order to maintain its 2% ownership, the general partner was required to make a capital contribution to the Partnership of approximately $1,582.  To make this contribution, the general partner issued the Partnership a promissory note which will be repaid from distributions on the general partner units scheduled to be made on August 15, 2006.

          Concurrently with the sale of the notes and the consummation of the equity offering, the Partnership also amended and restated its credit facility to provide for term loans of up to $310,000 (including a $60,000 delayed draw term loan) and a revolving credit facility of $40,000 at terms and covenants substantially similar to those of the Partnership’s prior credit facility.

          In connection with the issuance of the notes and the related financing transactions, the Partnership incurred fees of approximately $13,750, which will be allocated to the associated transactions.  Additionally, as a result of the refinancing of the credit facility, the Partnership will expense $2,688 of previously capitalized financing costs.

          Joint Venture

          On August 7, 2006 the Partnership entered into a joint venture, USS Product Investors LLC, or the Joint Venture, to finance the construction of the first five petroleum tankers by NASSCO.  Third parties, led by affiliates of The Blackstone Group, have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, including the $5,000 that was paid through June 30, 2006.  In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which affiliates of The Blackstone Group and other parties have made available $325,000 of revolving credit loans to finance construction of the tankers.  As tankers are constructed, the Partnership will have the right to purchase completed tankers at specified prices (except in certain limited circumstances).  The Joint Venture will use the proceeds from the sale of the tankers to the Partnership or to third parties if the Partnership does not exercise its purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders.  The Partnership anticipates that the $500,000 of capital committed to the Joint Venture together with anticipated proceeds from the sale of tankers by the Joint Venture to the Partnership or to third parties will be sufficient to fund the construction of all of the tankers.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and received an arrangement fee of $4,500. The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, the Partnership cannot provide assurance that Product Carriers will be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          The Partnership owns a 40% equity interest in the Joint Venture, with affiliates of The Blackstone Group and certain other investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to the Partnership, although the Joint Venture’s financial statements are expected to be consolidated with those of the Partnership for financial reporting purposes as a result of the Partnership’s control of the board of directors of the Joint Venture, and, other than the Partnership’s commitment to provide $70,000 of equity funding, to guaranty Product Manager’s obligation under the management agreement and certain indemnification obligations, the Partnership would not have any further obligation to contribute funds to the Joint Venture. The excess of the sales price of the tankers paid by the Partnership or third parties to the Joint Venture over the amounts borrowed to fund construction of the tankers, including interest, fees and expenses, will be used to fund the construction of additional tankers and then will be distributed first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated.

          As tankers are constructed, the Partnership will have the right to purchase completed tankers from the Joint Venture at specified prices (except in certain limited circumstances), provided that such prices are within the range of fair values as determined by appraisal and subject to certain other limitations. If the Partnership does not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow the Partnership to make an offer to purchase the tanker.

          The Partnership has the right to and has appointed three of the directors to the Joint Venture, and the other equity holders have the right to and have appointed two directors, although upon the occurrence of specified events, the Partnership will lose the right to appoint two of its three directors.  There is also an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture.  In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. The Joint Venture agreement prohibits the Partnership from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

          USS Product Manager LLC, or Product Manager, the Partnership’s newly formed wholly-owned subsidiary, will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following compensation, subject to certain specified limitations:

•	an oversight fee of $1,000 per tanker, payable ratably over the course of construction of such tanker;

•	an operations fee of $1,000 per year for each completed tanker that is operated by the Joint Venture;

•	a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and

•	a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of U.S. Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture, and therefore, they will not be able to devote such time to the Partnership’s business. The Partnership will guarantee Product Manager’s performance obligations under the management agreement.

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

The principal difference between contracts of affreightment and consecutive voyage charters is that in contracts of affreightment the customer is obligated to transport a specified minimum amount of product on our vessel during the contract period, while in a consecutive voyage charter the customer is obligated to fill the contracted portion of the vessel with its product every time the vessel calls at its facility during the contract period.

          The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	One year or more	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay	We pay	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer pays if cargo not ready	Customer pays if cargo not ready	Customer pays if cargo not ready

          For the six months ending June 30, 2006 and 2005, we derived approximately 84% and 92%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 16% and 8%, respectively, of our revenue from spot charters. For the three months ending June 30, 2006 and 2005, we derived approximately 91% and 89%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 9% and 11%, respectively, of our revenue from spot charters.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

          On February 16, 2006, we entered into a contract with Manitowoc Marine Group, or MMG, for the construction of two barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels. The contract with MMG includes options to construct two additional barges, which we exercised in May 2006, although we paid $0.4 million for the option to cancel one barge at any time prior to November 18, 2006 at an additional cost of $3.8 million (of which we have paid $1.9 million at June 30, 2006) and at any time prior to May 1, 2007, upon the forfeiture of amounts then on deposit for this barge (which will aggregate $5.7 million). Also on February 16, 2006, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc., or Eastern, which will be joined with the barges to complete the first two new ATB units. Eastern has granted us options to have four additional tugs constructed and delivered. The options must be exercised for one tug by August 2006 and for the second tug by May 2007. The option for the third and fourth tugs must be exercised by February 2007, and we expect to exercise the options for the first two tugs. The total construction cost for the first two new ATB units is currently anticipated to be approximately $130.0 million, or $65.0 million per unit, and the construction cost for the second two new ATB units is currently anticipated to be $66.0 million each, in each case inclusive of owner furnished equipment. We expect the first two new ATB units to be completed in August 2008 and November 2008 and the second two new ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of June 30, 2006, we have made payments totaling approximately $16.1 million related to these new builds.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed, however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  Increases or decreases from these stated costs could significantly impact the cost of the vessels. As of June 30, 2006, there has been no material change in the price of steel.

          In order to address completion issues experienced by Southern New England Shipyard Company, or SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct an ATB unit and took possession of the tug and barge under construction.  SENESCO has paid us $21.0 million to cover a portion of the cost overruns.  We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB.  We currently expect that the net cost to construct the ATB unit, after giving effect to the payment of $21.0 million by SENESCO, will be approximately $65.0 million - $69.0 million, of which $23.3 million has been paid through June 30, 2006. This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010.  These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, our newly acquired chemical parcel tanker, until the ATB unit is completed.

          Effective June 1, 2006, we entered into a lease agreement with the graving dock where this ATB barge is being built.   The lease expires on June 30, 2007.  The total rental obligation of this operating lease is $1.1 million and the payments will be capitalized as part of the cost to construct the ATB unit.

Recent Developments

Financing

          On August 7, 2006, we completed debt and equity financings for which we received gross proceeds of approximately $425.0 million.  The proceeds were used as follows:  (i) to fund $182.6 million into an escrow account to be used solely for the construction of at least three new ATBs at an aggregate cost of $65.3 million each, of which we had paid approximately $13.5 million at June 30, 2006; (ii) to fund up to $70.0 million of capital contributions into the Joint Venture described below, of which we have funded $5.0 million through June 30, 2006 and our remaining $65.0 million obligation will be secured by a cash collateralized letter of credit; (iii) to refinance $152.1 million of indebtedness outstanding under our credit facility; (iv) to pay fees and expenses incurred in connection with these transactions; and (v) for general corporate purposes.

          On August 7, 2006, we issued $100.0 million aggregate principal amount of 13% Senior Secured Notes due 2014, or the notes.  Interest is payable on the notes on February 15 and August 15 of each year, beginning February 15, 2007.  The notes will mature on August 15, 2014.

          We may redeem all or part of the notes on or after February 15, 2011.  Prior to such date, we may redeem all or a portion of the notes by paying a make-whole premium. In addition, prior to August 15, 2009, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the notes redeemed.

          The notes are guaranteed by all of our existing domestic subsidiaries, other than U.S. Shipping Finance Corp., USS Product Carriers LLC and USS Products Investor LLC.  The notes and guarantees are secured on a second priority basis by liens on our vessels and an escrow account the funds from which will be used to finance the construction of at least three new ATB units.  In the event that our creditors exercise remedies with respect to our and our guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under our new amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the notes.

          There is currently no public market for the notes.  We and our guarantor subsidiaries have agreed to file a registration statement with the U.S. Securities and Exchange Commission related to an offer to exchange the notes and the guarantees for publicly tradeable notes and guarantees having substantially identical terms.  In addition, we may be required to file a shelf registration statement covering resales of the notes by holders of the notes.  The notes are eligible for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTALSM) Market.

          Concurrently with the sale of the notes, we issued to third party investors 1,310,375 additional common units and 3,123,205 class B units, at a unit price of $18.34 and $17.12, respectively, representing in each case a discount to the market price, for approximately $77.5 million of gross proceeds.  The class B units are subordinated to our common units, but senior to our outstanding subordinated units and, if approved by unitholders, will be converted into our common units.  If conversion of the class B units is not approved by the common unitholders within 180 days, the minimum quarterly distribution on the class B units will be increased to $0.5175, compared to the minimum quarterly distribution on our common units of $0.45.  The class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects th eir rights or preferences.

          Concurrently with the sale of the notes, and the consummation of the equity offering, we also amended and restated our credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

•

$310.0 million senior secured term facility, of which $250.0 million was drawn at closing that was used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels and a $60.0 million delayed draw term loan which may be drawn at any time prior to August 6, 2007; and

•

$40.0 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions.

          In addition, until August 6, 2008, we have the option to increase, up to an additional amount not to exceed $50.0 million in the aggregate, the maximum amount available to us under the credit agreement through increases in either the term facility, revolving credit facility or both. Our exercise of this option is at the discretion of CIBC World Markets Corp. and Lehman Brothers Inc., as the joint lead arrangers, and is contingent upon, among other things, no event of default having occurred and continuing.

          Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets (other than the assets of the Joint Venture (as defined below) and Product Carriers (as defined below).

          Borrowings under our revolving credit facility are due and payable on the earlier of August 6, 2011 or the date the term facility is repaid. The term loan matures August 6, 2012, and is required to be amortized quarterly.  We can prepay all loans under our credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).

          Outstanding loans bear interest at a rate equal to, at our option, either:  (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of the borrowing and for the period of borrowing selected by us plus a margin of 3.5% or (2) in the case of base rate loans, the higher of (a) the administrative agent’s prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus in each case a margin of 2.5%.

          Our credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the credit agreement, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring us to adhere to certain financial covenants and limiting the ability of our operating company and its subsidiaries to, among other things:

•	incur or guarantee indebtedness;
•	change ownership or structure, including consolidations, liquidations and dissolutions;
•	make distributions or repurchase or redeem units;
•	make capital expenditures in excess of specified levels;
•	make certain negative pledges and grant certain liens;
•	sell, transfer, assign or convey assets;
•	make certain loans and investments;
•	enter into a new line of business;
•	transact business with affiliates;
•	amend, modify or terminate specified contracts;
•	permitting the obligations (other than certain specified obligations) of Product Carriers and the Joint Venture being recourse to us;
•	enter into agreements restricting loans or distributions made by our operating company’s subsidiaries to us or our operating company; or
•	participate in certain hedging and derivative activities.

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
•

any transaction that results in Sterling Investment Partners L.P., management and their affiliates beneficially owning less than 51% of the total voting power entitled to vote for the election of directors of our general partner and thereafter a substantial number of members of our management team leave;

• US Shipping General Partner LLC ceases to be our sole general partner;
• we or our general partner liquidate or dissolve;
• we sell or otherwise dispose of all or substantially all our assets; and
• we cease to own 100% of our subsidiaries free of any liens;
•	a material adverse effect occurs relating to us or our business;
•	our general partner defaults under the partnership agreement and such default could reasonably be anticipated to have a material adverse effect on us or our business; and
•	judgments against us or any of our subsidiaries in excess of certain allowances.

          In connection with the issuance of the notes and the related financing transactions, we incurred fees of approximately $13.8 million, which will be allocated to the associated transactions.  Additionally, as a result of the refinancing of the credit facility, we will expense $2.7 million of previously capitalized financing costs.

          Joint Venture

          Our newly created wholly-owned subsidiary USS Product Carriers LLC, or Product Carriers, entered into a contract, effective March 14, 2006, with the National Steel and Shipbuilding Company, or NASSCO, a subsidiary of General Dynamics Corporation, for the construction of nine 49,000 dwt double-hulled tankers, and the option to construct five additional tankers.  General Dynamics has provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion.

          On August 7, 2006 we entered into a joint venture, USS Product Investors LLC, or the Joint Venture, to finance the construction of the first five petroleum tankers by NASSCO.  Third parties, led by affiliates of The Blackstone Group, have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, including the $5.0 million that was paid through June 30, 2006.  In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which affiliates of The Blackstone Group and other parties have made available $325.0 million of revolving credit loans to finance construction of the tankers.  As tankers are constructed, we will have the right to purchase completed tankers at specified prices (except in certain limited circumstances).  The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions the Joint Venture’s equity holders.  We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and received an arrangement fee of $4.5 million. The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, we cannot assure you that Product Carriers will be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          We own a 40% equity interest in the Joint Venture, with affiliates of The Blackstone Group and certain other investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture’s financial statements are expected to be consolidated with ours for financial reporting purposes as a result of the our control of the board of directors of the Joint Venture, and, other than our commitment to provide $70 million of equity funding, to guaranty Product Manager’s obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture. The excess of the sales price of the tankers paid by us or third parties to the Joint Venture over the amounts borrowed to fund construction of the tankers, including interest, fees and expenses, will be used to fund the construction of additional tankers and then will be distributed first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated.

          As tankers are constructed, we will have the right to purchase completed tankers from the Joint Venture at specified prices (except in certain limited circumstances), provided that such prices are within the range of fair values as determined by appraisal and subject to certain other limitations. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker.

          To the extent we are able to purchase tankers from the Joint Venture, we expect to employ the tankers under long-term time charter contracts, which typically range in length from three to ten years. We are currently in discussions with several major oil and gas companies to charter the tankers under long-term charter contracts. Because of the decline in available tanker capacity in the U.S. flag “Jones Act” market, the major oil and gas companies’ continued emphasis on chartering new high quality tonnage and the shortage of shipyard capacity to build tankers in the United States, we believe that we will be able to negotiate favorable charter rates that will make the acquisition of the tankers accretive to us based on the range of purchase prices contemplated by the Joint Venture.

          We have the right to and have appointed three of the directors to the Joint Venture, and the other equity holders have the right to and have appointed two directors, although upon the occurrence of specified events, we will lose the right to appoint two of our three directors.  There is also an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture.  In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. The Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

          USS Product Manager LLC, or Product Manager, our newly formed wholly-owned subsidiary, will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following compensation, subject to certain specified limitations:

•	an oversight fee of $1.0 million per tanker, payable ratably over the course of construction of such tanker;
•	an operations fee of $1.0 million per year for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $750,000 per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1.5 million per tanker upon its sale us or a third party, depending on the price obtained.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of U.S. Shipping General Partner LLC, our general partner. Certain members of our management are expected to devote significant time to the management and operation of the Joint Venture, and therefore, they will not be able to devote such time to our business. We will guarantee Product Manager’s performance obligations under the management agreement.

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

•

Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

•

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, Charleston and Houston.

•

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

•

Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance at least every five years and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and Houston

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
•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance twice every five years (once every five years with a waiver from the Coast Guard and a mid-period underwater survey in lieu of drydocking), and our parcel tankers be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Voyage revenue	$37,789	$33,759	$74,838	$66,815
Vessel operating expenses	14,360	11,577	27,960	22,517
% of voyage revenue	38.0%	34.3%	37.4%	33.7%
Voyage expenses	7,856	6,536	15,191	12,614
% of voyage revenue	20.8%	19.4%	20.3%	18.9%
General and administrative expenses	3,176	2,579	6,002	4,936
% of voyage revenue	8.4%	7.6%	8.0%	7.4%
Depreciation and amortization	7,191	6,182	14,849	12,365

Operating income	5,206	6,885	10,836	14,383
% of voyage revenue	13.8%	20.4%	14.5%	21.5%
Interest expense	1,854	1,309	3,411	2,684
Other income	(167)	(225)	(291)	(426)

Income before income taxes	3,519	5,801	7,716	12,125
Provision (benefit) for income taxes	558	(95)	555	(420)

Net income	$2,961	$5,896	$7,161	$12,545

Total vessel days	840	728	1,650	1,448
Days worked	782	723	1,572	1,440
Drydocking days	52	—	52	—
Net utilization	93.1%	99.3%	95.3%	99.4%
Average time charter equivalent rate	$38,276	$37,647	$37,936	$37,650

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

          Voyage Revenue.  Voyage revenue was $37.8 million for the three months ended June 30, 2006, an increase of $4.0 million, or 12%, as compared to $33.8 million for the three months ended June 30, 2005.  The increase is principally attributable to an increase in average time charter rates as well as the addition of the Houston and the Sea Venture, which we placed in service in October 2005 and June 2006, respectively, and which contributed $4.1 million of revenue.  These increases were partially offset by a $2.3 million decrease in revenues attributable to drydocking the Groton and the Charleston, which were out of service for a total of 52 days in the three months ended June 30, 2006.

          Vessel Operating Expenses.  Vessel operating expenses were $14.4 million for the three months ended June 30, 2006, an increase of $2.8 million, or 24%, as compared to $11.6 million for the three months ended June 30, 2005.  The addition of the Houston added $1.6 million of vessel operating expenses during the quarter and the addition of the Sea Venture, though not placed in service until June 9, 2006, added $0.8 million of vessel operating expenses.  The operating expenses for the Sea Venture prior to its in-service date were principally comprised of crew wages and benefits for two crew members on the vessel.  The remaining increase was primarily caused by the addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases.

          Voyage Expenses.  Voyage expenses were $7.9 million for the three months ended June 30, 2006, an increase of $1.3 million, or 20%, as compared to $6.5 million for the three months ended June 30, 2005.  The addition of the Houston and the Sea Venture contributed $1.2 million of the increase.  The remaining increase is principally attributable to increased bunker expense due to rising fuel costs.

          General and Administrative Expenses.  General and administrative expenses were $3.2 million for the three months ended June 30, 2006, an increase of $0.6 million, or 23%, as compared to $2.6 million for the three months ended June 30, 2005.  The increase is attributable to increases in personnel, accounting and legal expenses as well as costs incurred pursuing acquisitions and growth opportunities for our business.

          Depreciation and Amortization.  Depreciation and amortization was $7.2 million for the three months ended June 30, 2006, an increase of $1.0 million, or 16%, compared to $6.2 million for the three months ended June 30, 2005.  Approximately $0.9 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.4 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million.  We placed the Sea Venture in service in June 2006, resulting in $0.4 million of depreciation and drydocking amortization and an increase of $0.6 million is attributable to the amortization of drydocking expenditures related to the New York and Jacksonville, which were completed at a cost of approximately $6.1 million and $6.0 million in November and December 2005, respectively.  These increases were offset by the reduction in amortization for the Chemical Pioneer of $0.8 million, as its 2003 drydocking became fully amortized in April 2006.

          Interest Expense.  Interest expense was $1.9 million for the three months ended June 30, 2006, an increase of $0.5 million, or 42%, compared to $1.3 million for the three months ended June 30, 2006.  The increase is attributable to a higher average outstanding debt balance during the second quarter 2006 due to revolver borrowings of $15.0 million, coupled with an increase in interest rates and amortization of debt financing fees partially offset by an increase in capitalized interest.

          Provision (Benefit) for Income Taxes.  The Partnership is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns.  Chemical Pioneer Inc., a corporate subsidiary of the Partnership, is subject to federal, state and local income taxes.  The provision for income taxes for the quarter ended June 30, 2006 was $0.6 million, compared to a benefit for income taxes of $0.1 million for the quarter ended June 30, 2005.  The increase is attributable to an increase in the pre-tax operating income at our corporate subsidiary, due to increased revenue rates coupled with a reduction in drydock amortization expenses, as the 2003 drydocking expenditures for the Chemical Pioneer became fully amortized in April 2006.

          Net Income.  Net income was $3.0 million for the three months ended June 30, 2006, a decrease of $2.9 million, or 50%, compared to $5.9 million for the three months ended June 30, 2005.  The decrease is attributable to a decrease in operating income of $1.7 million primarily related to the drydocking of two vessels, the Groton and the Charleston, resulting in a reduction in revenues of $2.3 million, coupled with a $0.6 million increase in amortization relating to the drydockings of the New York and the Jacksonville, which were completed in fourth quarter 2005.  Increases in general and administrative expenses, interest expense and in the provision for income taxes of $0.6 million, $0.5 million and $0.7 million, respectively, also contributed to the decrease in net income.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

          Voyage Revenue.  Voyage revenue was $74.8 million for the six months ended June 30, 2006, an increase of $8.0 million, or 12%, as compared to $66.8 million for the six months ended June 30, 2005.  The increase is principally attributable to the addition of the Houston and the Sea Venture, which we placed in service in October 2005 and June 2006, respectively, and which contributed $8.3 million of revenue.  A decrease in ITB revenue of $1.1 million was partially offset by an increase in revenue for the Charleston and the Chemical Pioneer of $0.8 million.  The decrease in ITB revenue was attributable to a reduction in demand for spot vessels due to a warmer winter and a decrease in refinery output due to lingering effects of hurricanes, coupled with a reduction in utilization principally caused by the drydocking of the Groton.  The increase in the Charleston and the Chemical Pioneer voyage revenue was attributable to rate increases, improved voyage turnaround time and additional backhaul revenue partially offset by a reduction in revenue relating to the drydocking of the Charleston.

          Vessel Operating Expenses.    Vessel operating expenses were $28.0 million for the six months ended June 30, 2006, an increase of $5.4 million, or 24%, as compared to $22.5 million for the six months ended June 30, 2005.  The addition of the Houston and the Sea Venture added $4.4 million of vessel operating expenses during the six month period.  The remaining increase was primarily caused by the addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases.

          Voyage Expenses.   Voyage expenses were $15.2 million for the six months ended June 30, 2006, an increase of $2.6 million, or 20%, as compared to $12.6 million for the six months ended June 30, 2005.  The addition of the Houston and the Sea Venture contributed $2.3 million in voyage expenses.  The remaining increase is principally attributable to higher bunker expense due to rising fuel costs.

          General and Administrative Expenses.   General and administrative expenses were $6.0 million for the six months ended June 30, 2006, an increase of $1.1 million, or 22%, as compared to $4.9 million for the six months ended June 30, 2005.  The increase is attributable to increases in personnel, accounting and legal expenses as well as costs incurred pursuing acquisitions and growth opportunities for our business.

          Depreciation and Amortization.  Depreciation and amortization was $14.8 million for the six months ended June 30, 2006, an increase of $2.5 million, or 20%, compared to $12.4 million for the six months ended June 30, 2006.  Approximately $1.7 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.4 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million.  We placed the Sea Venture in service in June 2006, resulting in $0.4 million of depreciation and drydocking amortization.  The remaining increase is attributable to the amortization of drydocking expenditures related to the New York and Jacksonville, which were completed at a cost of approximately $6.1 million and $6.0 million in November and December 2005, respectively, partially offset by the reduction in amortization for the Chemical Pioneer, as its 2003 drydocking became fully amortized in April 2006.

          Interest Expense.  Interest expense was $3.4 million for the six months ended June 30, 2006, an increase of $0.7 million, or 27%, compared to $2.7 million for the six months ended June 30, 2006. The increase is attributable to higher average outstanding debt balance during the second quarter 2006 due to revolver borrowings of $25.0 million, coupled with an increase in interest rates and amortization of debt financing fees partially offset by an increase in capitalized interest.

          Provision (Benefit) for Income Taxes.  The provision for income taxes was $0.6 million for the six months ended June 30, 2006, compared to a benefit for income taxes of $0.4 million for the six months ended June 30, 2005.  This increase is attributable to an increase in pre-tax operating income in our corporate subsidiary which was due to increased revenue rates coupled with a reduction in drydock amortization expense due to the completion in April 2006 of the amortization of the 2003 drydocking of the Chemical Pioneer.

          Net Income.  Net income was $7.2 million for the six months ended June 30, 2006, a decrease of $5.4 million, or 43%, compared to $12.5 million for the six months ended June 30, 2005.  The decrease is attributable to a decrease in operating income of $3.5 million primarily related to amortization of the recently completed drydockings of the New York and Jacksonville coupled with increases in vessel operating and general and administrative expenses, partially offset by increased operating income contributed by the Houston.   Increases in interest expense and in the provision for income taxes also contributed to the decrease in net income.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2006, a decrease of $10.8 million, or 46%, compared to $23.4 million for the six months ended June 30, 2005.  The decrease is primarily the result of a $16.6 million increase in drydock expenditures, $1.1 million decrease in operating results, (after adjusting for non-cash expenses such as depreciation and amortization), a $0.6 million increase in current income taxes and a $0.5 million increase in cash interest expense, net of interest income, due to an increase in higher average debt balances and increased interest rates, partially offset by an $8.0 million favorable working capital fluctuation.

Investing Cash Flows

          Net cash used in investing activities totaled $13.4 million for the six months ended June 30, 2006, a decrease of $1.9 million, or 17%, compared to $11.5 million for the six months ended June 30, 2005.  During the six months ended June 30, 2006, we made $29.4 million of progress payments toward the construction of ATBs.  These expenditures were offset by a $21.0 million payment received from SENESCO in connection with the settlement agreement. Additionally, in March 2006, we paid a $5.0 million deposit to secure shipyard slots to build tankers, which upon formation of the Joint Venture was credited against our $70.0 million equity capital contribution commitment.  See “– Recent Developments” above.  During the 2005 period, we made $11.7 million in progress payments toward the construction of our first ATB.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price of the ITBs purchased from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement.  Once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess.  Advances from Hess, net of payments to Hess, under the support agreement were $0.3 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, five ITBs were covered by the support agreement.  One ITB is under contract with Hess at a charter rate less than the support rate.  This vessel will be covered by the support agreement upon any termination of that contract.

Financing Cash Flows

          Net cash provided by financing activities was $11.4 million for the six months ending June 30, 2006 and net cash used in financing activities was $11.1 million for the six months ended June 30, 2005.  In the six months ended June 30, 2006, we borrowed $25.0 million under the revolver portion of our credit facility to finance the construction of the ATB series and fund a deposit for a shipyard slot to build tankers.  For the six months ended June 30, 2006 and 2005 we made scheduled debt repayments of $0.9 million and $0.8 million, respectively.  We paid $12.7 million and $10.4 million in distributions to partners during the six months ended June 30, 2006 and 2005, respectively.  See “--Payments of Distributions” below.

Payments of Distributions

          The board of directors of US Shipping General Partner LLC, our general partner, declared a quarterly distribution to unitholders of $0.45 per unit in respect of the quarter ended March 31, 2006, which was paid on May 15, 2006 to unitholders of record on May 10, 2006.  The board of directors also declared a quarterly distribution to unitholders of $0.45 per unit in respect to the quarter ended December 31, 2005, which was paid on February 15, 2006 to unitholders of record on February 10, 2006.

          On August 3, 2006, the board of directors declared a quarterly distribution to unitholders of $0.45 per unit in respect to the quarter ended June 30, 2006, payable on August 15, 2006 to unitholders of record on August  10, 2006.  In addition, we will be obligated to pay this distribution on the units issued in our August 7, 2006 equity issuance.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repairs and maintenance twice every five years (once every five years with a Coast Guard waiver and a mid-period underwater survey in lieu of drydocking), and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency.

          During 2005, we placed three vessels, the newly purchased Houston, the New York and the Jacksonville, in drydock.  The Houston drydock was completed in October 2005 at a cost of $3.1 million.  The ITB New York drydock was completed in November 2005 at a cost of $6.1 million and the ITB Jacksonville was completed in December 2005 at a cost of $6.0 million.  In January 2006, we placed the Sea Venture in drydock, which was completed in June 2006 at a cost of approximately $9.9 million. At June 30, 2006, the Charleston and Groton drydocks were in progress.  The Charleston drydock was completed in July 2006 at an estimated total cost of $5.2 million and the Groton drydock is scheduled to be completed in August 2006 at an estimated total cost of $5.0 million.  Additionally, in the fourth quarter 2006, the Chemical Pioneer and the Mobile will be placed in drydock at an estimated cost of $3.5 million and $5.0 million, respectively.  The Baltimore and the Philadelphia are scheduled for drydock in 2007.  For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker drydocks will cost approximately $3.5 million to $5.0 million per vessel, the Houston drydock will cost approximately $3.0 million and the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel.  While drydocked, each of our ITBs will be out of service for approximately 50 to 60 days, each parcel tanker and the Houston will be out of service for approximately 35 to 50 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and payment of our debt.

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

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six months ended June 30,

	2006	2005

Maintenance capital expenditures	$12,482	$381
Expansion capital expenditures	10,260	10,713

Total capital expenditures	$22,742	$11,094

Liquidity Needs

          Our primary short-term liquidity needs are to make scheduled debt payments, pay our quarterly distributions, make progress payments related to our new build ATB units under construction, to fund our capital commitment to the Joint Venture, and to fund general working capital requirements and drydocking expenditures.  Our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units currently under construction.  Maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under new amended and restated credit facility.  Our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

Contractual Commitments and Contingencies

          As a result of the financings completed on August 7, 2006, our contractual commitments and contingencies have changed significantly.  On a pro forma basis after giving effect to the transactions described above under “--Recent Developments” as if such transactions had occurred on June 30, 2006, our contractual commitments and contingencies would have been as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years

Long term debt (2)	$250,000	$1,250	$7,500	$5,000	$236,250
ATB unit commitments (3)	254,280	58,162	196,118	—	—
Joint Venture commitment (4)	65,000	14,900	50,100	—	—
Non-cancelable operating leases	6,129	895	2,576	856	1,802

Total contractual obligations	575,409	75,207	256,294	5,856	238,052
Less: sublease rent (5)	3,063	148	921	642	1,352

Total contractual obligations, net	$572,346	$75,059	$255,373	$5,214	$236,700

(1)	Represents commitments for the period of July 1, 2006 through December 31, 2006.

(2)	Does not include any payments on the $60.0 million delayed draw term loan or draws under our revolving credit facility.

(3)

We have the option to cancel one barge at any time prior to May 1, 2007 at a cost of up to $5.7 million, depending on when we exercise our option to cancel.  If we exercise this cancellation option, our total ATB unit commitment will be $211.5 million.

(4)

Represents our remaining capital contribution commitment to the Joint Venture and the expected times of contribution and reflects our expectation that the obligations of the Joint Venture will be non-recourse to us.

(5)	We sublease approximately 75% of our subleased New York office space to certain companies affiliated with our Chairman and Chief Executive Officer.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the six months ended June 30, 2006, a 1% change in our variable interest rates would have increased our interest expense by $0.2 million for the six months ended June 30, 2006, after taking into effect the interest rate swap agreement we had in effect  as described below.

          We utilize interest rate swaps as management considers appropriate to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or iss ue interest rate swaps for trading purposes.

          We had two open interest rate swap agreements as of June 30, 2006.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. The following is a summary of the economic terms of these agreements at June 30, 2006:

Notional amount	$21,000,000
Fixed rate paid	3.15%
Variable rate received	5.4988%
Effective date	12/31/2002
Expiration date	12/29/2006

Notional amount	$60,250,000
Fixed rate paid	3.9075%
Variable rate received	5.4988%
Effective date	4/19/2004
Expiration date	12/31/2008

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million.  To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed; however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  The impact of an increase in steel prices of $100/ton would increase the cost of construction by $0.4 million per vessel.

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the year ended December 31, 2005:

          In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt articulated tug barge (“ATB”) at a cost of $45.4 million with a scheduled delivery date of April 2006.  The agreement also provided for options to build up to three additional ATBs.  SENESCO had indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed.  In November 2005, we amended our contract with SENESCO bringing the total cost of completion of the ATB to $53.4 million, with a scheduled delivery date of December 2006, and cancelled the options.  SENESCO indicated that it continued experience cost overruns and further delays. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB unit and took possession of the tug and barge under construction.  SENESCO has paid us $21.0 million to cover a portion of the cost overruns.  We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB.  We currently expect the net cost to construct the ATB unit, after giving effect to the payment of $21.0 million by SENESCO, will be approximately $65.0 million - $69.0 million, of which $23.3 million has been paid through June 30, 2006. This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010.  These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, our newly acquired chemical parcel tanker, until the ATB unit is completed

          Certain of our customers have indicated they are not interested in chartering retrofitted ITBs, which could affect our strategy to make the ITBs OPA-90 compliant.

The success of our growth strategy and OPA-90 compliance strategy are partially dependent on our successful construction of new vessels.

          We are currently constructing or have under contract five ATBs and have entered into a Joint Venture to construct up to nine product tankers. The success of our growth strategy and OPA-90 compliance strategy is dependent in part on our ability to have these ATBs and product tankers constructed on time and on budget. Any delay or cost overruns could adversely affect our business, results of operations and financial condition. Our significant leverage and the restrictions contained in our debt agreements may limit our flexibility to deal with unanticipated delays or cost overruns.

We could lose part or all of our investment in the Joint Venture and the growth of our business may be adversely affected.

          One of the ways we intend to grow our business and replace vessels that are not OPA 90 compliant is through the construction and purchase of new vessels.  In our efforts to expand our business by constructing new vessels, we have entered into a contract with NASSCO to construct nine 49,000 dwt double-hulled petroleum tankers.  On August 7, 2006, we formed a joint venture (the “Joint Venture”) for the construction of the first five petroleum tankers by NASSCO.  Through June 30, 2006, we have paid $5.0 million to NASSCO, which upon formation of the Joint Venture was credited against our $70.0 million equity capital contribution commitment.  If we are not able to purchase vessels from the Joint Venture or our vessel purchase option is terminated as a result of foreclosure under the Joint Venture credit facility or other adverse events, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.  In addition, if the Joint Venture experiences increased construction costs above the current commitments of capital to the Joint Venture, the Joint Venture will need to obtain additional capital, which may not be available on acceptable terms or at all.  If we do not provide our pro rata share of any additional equity capital required by the Joint Venture, our interest in the Joint Venture could be diluted.  If the Joint Venture cannot otherwise obtain any required additional financing, our investment in the Joint Venture could become impaired.  In addition, we will only receive a return of, and a return on, our investment in the Joint Venture after the other equity investors receive a return of their capital and a specified return on their investment, and therefore any cost overruns or failure to sell the vessels for expected prices will adversely affect the value of our equity investment.  If the Joint Venture only constructs the first five vessels and we are unable to finance the construction of vessels six through nine, we do not expect to receive any return on, or return of, the capital we contributed to the Joint Venture.  Further, the purchase price for the newly constructed vessels may be too high to be justified based on then existing charter rates or we may not otherwise be able to obtain the necessary financing on acceptable terms at all.

          Further, our construction contract with NASSCO obligates Product Carriers to construct nine tankers, of which the Joint Venture has only committed to construct the first five.  To the extent the Joint Venture does not elect to construct any of the other four tankers, Product Carriers will be obligated to finance the construction of those vessels.  There can be no assurance that we or Product Carriers will be able to arrange financing to construct such vessels on acceptable terms, or at all. Our inability to finance the construction of up to four vessels could have a material adverse effect on our business, our OPA 90 compliance strategy, results of operations and financial condition and our ability to pay interest on, or the principal of, the notes.  In addition, our debt instruments will limit our ability obtain the necessary financing.  If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, up to $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

If we fail to obtain approval of the unitholders for the conversion of the class B units into our common units, the minimum quarterly distribution payable in respect of the class B units will increase and we may not have adequate cash available to fund our capital expenditures and pay interest on, or principal of, the notes.

          The conversion of the class B units requires the approval of our unitholders. If we are unable to obtain unitholder approval of such conversion, the minimum quarterly distribution on the class B units will be higher than the minimum quarterly distribution on the common units.  If we are obligated to pay a higher minimum quarterly distribution in respect of the class B units, our cash on hand will be reduced and we may not have adequate cash available to fund our capital expenditures which could have a material adverse effect on our business.

We depend on key personnel for the success of our business and some of those persons face conflicts in the allocation of their time to our business.

          Certain members of our management expect to devote a significant portion of their business time overseeing the construction of the new vessels by the Joint Venture and obtaining contracts for such new vessels.  This will reduce the amount of time they have to spend on our business and may pose conflicts in interest in obtaining charters for the Joint Venture’s vessels rather than the vessels owned by us.  To the extent that such individuals devote time to the management and operation of the Joint Venture, they will not be able to devote such time to us, which could have an adverse effect on our business.

Risks Related to Our Indebtedness and Our 13% Senior Subordinated Notes Due 2014

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

          We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets.  We have no significant assets other than the partnership interests and the equity in our subsidiaries.  As a result, our ability to service our debt, including payments of interest on, or the principal of, the notes, depends on the performance of our subsidiaries and their ability to distribute funds to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state limited liability company and corporate laws and other laws and regulations.  We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the notes when due.  If we are unable to obtain the funds necessary to pay the principal amount of the notes at maturity, we may be required to adopt one or more alternatives, such as a refinancing of the notes.  We cannot assure you that we would be able to refinance the notes.

We do not have the same flexibility as other types of organizations to accumulate cash, which may limit cash available to service the notes or to repay them at maturity and to pay distributions.

          Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our available cash to our unitholders of record and our general partner.  Available cash is generally all of our cash receipts adjusted for cash distributions and net changes to reserves.  Our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating partnerships in amounts the general partner determines in its reasonable discretion to be necessary or appropriate:

•	to provide for the proper conduct of our business and the businesses of our operating subsidiaries (including reserves for future capital expenditures and for our anticipated future credit needs);

•	to provide funds for distributions to our unitholders and the general partner for any one or more of the next four calendar quarters; or

•	to comply with applicable law or any of our indenture, loan or other agreements.

          Dependent on the timing and amount of our cash distributions to unitholders and because we are not required to accumulate cash for the purpose of meeting obligations to holders of the notes, such distributions could significantly reduce the cash available to us in subsequent periods to make payments of interest on, or the principal of, the notes.  The value of our units will decrease in direct correlation with decreases in the amount we distribute per unit.  Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

To service our indebtedness, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control.

          Our ability to make payments on and to refinance our indebtedness, including the notes, to pay distributions, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

          We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including these notes, or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity.  We cannot assure you that we will be able to refinance any of our indebtedness, including our amended and restated credit facility and these notes, on commercially reasonable terms or at all.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

          Our leverage is significant in relation to our partners’ capital.  As of June 30, 2006, our total outstanding long-term debt, including current maturities, after giving effect to the issuance of the notes and the other financing transactions discussed above under Recent Developments, and the use of the proceeds therefrom, would have been $350.0 million.  We can also borrow up to an additional $100.0 million (consisting of a $40.0 million revolver (under which we currently have a $0.2 million letter of credit outstanding) and a $60.0 million delayed draw term loan facility) under our amended and restated credit facility, and have the option, with the consent of the lenders, to increase the amount we can borrow by an additional $50.0 million. We will be prohibited by our amended and restated credit facility from making cash distributions during an event of default under any of our indebtedness. Various limitations in our amended and restated credit facility may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our new amended and restated credit facility are secured by substantially all of our assets (other than the assets of our unrestricted subsidiaries including the Joint Venture), and if we are unable to repay our indebtedness under our new amended and restated credit facility, the lenders could seek to foreclose on such assets and such lenders would have the right to be paid in full in cash from the proceeds of such assets prior to holders of the notes receiving payment from the proceeds of such assets. The assets of the Joint Venture are pledged to the lenders under the Joint Venture’s credit facility. In addition Product Carriers pledged its 40% interest in the Joint Venture to the other parties financing the Joint Venture and to NASSCO to secure Product Carriers’ obligation to pay damages under the construction contract if the Joint Venture elects not to build vessels six to nine and Product Carriers is unable to finance such construction.

          Our leverage could have important consequences to investors in the notes and units. We will require substantial cash flow to meet our principal and interest obligations with respect to the notes and our other consolidated indebtedness and to pay distributions on our units. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future or to pay distributions on our units, will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our amended and restated credit facility to service our indebtedness and pay the minimum quarterly distribution on our units, although the principal amount of the notes will likely need to be refinanced in whole or in part at maturity. However, a significant downturn in the domestic marine transportation industry or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness and pay the minimum quarterly distribution on our units. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

          Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general partnership requirements, future acquisition, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may also make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

          Our leverage and the other financial covenants in our new amended and restated credit facility and the indenture governing the notes could restrict our ability to purchase vessels from the Joint Venture or limit our ability to obtain the funds necessary to finance the purchase of such vessels through the incurrence of additional debt. Our failure to acquire the vessels constructed by the Joint Venture could materially adversely affect our business, results of operations and financial condition and our ability to pay interest on, or the principal of, the notes.

We can borrow money under our amended and restated credit facility to pay distributions, which would reduce the amount of revolving credit available to operate our business.

          Our partnership agreement allows us to make working capital borrowings under our amended and restated credit facility to pay distributions. Accordingly, we can make distributions on all of our units even though cash generated by our operations may not be sufficient to pay such distributions. Any working capital borrowings by us to make distributions or contributions to the Joint Venture will reduce the amount of working capital borrowings we can make for operating our business.

The right to receive payments on the notes and the related subsidiary guarantees is secured by a second priority lien on the collateral and will be effectively subordinated to our existing and future indebtedness secured by a first lien on such collateral, as well as to any existing and future indebtedness of our subsidiaries that do not guarantee the notes or that is secured by assets that do not constitute collateral for the notes. If there is a default, the value of the collateral may not be sufficient to repay holders of the notes.

          As of June 30, 2006, after giving effect to the financing transactions, which closed on August 7, 2006, and the use of proceeds therefrom, the notes and the related subsidiary guarantees will have been effectively subordinated to $250.0 million of debt under our amended and restated credit facility, and we had available and undrawn $39.8 million under our senior secured revolver (after giving effect to $0.2 million of outstanding letters of credit) and $60.0 million under a senior secured delayed draw term facility, each of which would have been secured by a first priority lien on substantially all of our and our subsidiaries’ assets (including the collateral securing the notes), to the extent of the value of the assets securing such debt. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments. The proceeds from the sale or sales of all of the assets (including the collateral securing the notes) securing the amended and restated credit facility might not be sufficient to satisfy the amounts outstanding under the amended and restated credit facility and any other indebtedness permitted to be incurred and secured by first priority liens in the future. The notes and the related subsidiary guarantees may not be paid from the proceeds received from the sale of the collateral following a default until after payment in full in cash of all obligations secured by the first priority liens on such collateral. The notes and related subsidiary guarantees are effectively subordinated to such debt to the extent of the value of the assets securing such debt. The notes are secured by all existing and in certain cases future vessels owned by us and our guarantors and a certain escrow account, while our amended and restated credit facility is secured by substantially all of our and our subsidiaries’ assets. The notes will be effectively subordinated to the amended and restated credit facility and any future obligations secured by first priority liens to the extent of the value of the assets that secure these obligations, but not the notes. In addition, subject to the restrictions contained in the indenture, we may incur additional debt that will be secured by first priority liens on the collateral securing the notes or by liens on assets that are not pledged to the holders of notes, all of which would effectively rank senior to the notes to the extent of the value of the assets securing such debt. The value of the collateral securing the notes in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of such collateral in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. The condition of such collateral is likely to deteriorate during any period of financial distress preceding a sale of the collateral. Accordingly, the proceeds of any sale of the collateral securing the notes following an acceleration of maturity with respect to the notes is unlikely to be sufficient to satisfy, and may be substantially less than, amounts due on the notes. The notes will not be repaid from the proceeds of collateral following a default until the amended and restated credit facility and our other obligations that are secured on a first priority basis are repaid in full. If such proceeds were not sufficient to repay amounts outstanding under the notes, then holders of such notes (to the extent not repaid from the proceeds of the sale of the collateral) would only have an unsecured claim against our remaining assets.

          Although all of our existing subsidiaries (other than U.S. Shipping Finance Corp., the co-issuer of the notes, Product Carriers and the Joint Venture) will initially guarantee the notes, in the future the subsidiary guarantees are subject to release under certain circumstances, and we may have subsidiaries that are not guarantors. In that case, the notes would be effectively subordinated to the claims of all creditiors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the notes. In connection with the formation of the Joint Venture, the Joint Venture entered into a $325.0 million credit facility to finance a portion of the construction cost for the tankers being constructed for the Joint Venture by NASSCO. The Joint Venture will not guarantee the notes and as a result the notes will be effectively subordinated to all of the debt of the Joint Venture, as well as trade payables.

The lien-ranking agreements set forth in the indenture and in the intercreditor agreement will limit the rights of the holders of the notes and their control with respect to the collateral securing the notes.

          The rights of the holders of the notes with respect to the collateral securing such notes will be substantially limited pursuant to the terms of the lien-ranking agreements set forth in the indenture and in the intercreditor agreement between, among others, the trustee for the notes and the collateral agent under our amended and restated credit facility. Holders of any indebtedness that is incurred in the future and secured by a first lien security interest in the collateral will also be required to become a party to the lien-ranking agreements. Under those lien-ranking agreements, at any time that obligations that have the benefit of the first priority liens are outstanding, any actions that may be taken in respect of the collateral, including the ability to cause the commencement of enforcement proceedings against the collateral and to control the conduct of such proceedings, and the approval of amendments to and waivers of past default under the collateral documents, will be at the direction of the lenders under the amended and restated credit facility and holders of any other obligations secured by the first priority liens. As a result, the trustee, on behalf of the holders of the notes, will not have the ability to control or direct such actions, even if the rights of the holders of the notes are adversely affected. Additionally, releases of collateral from the second priority lien securing the notes are permitted under some circumstances without the consent of the holders of the notes.

Bankruptcy laws may limit noteholders’ ability to realize value from the collateral.

          The right of the trustee or other agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture, any future credit facilities or other indebtedness secured by the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the collateral. Under the bankruptcy code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agent could repossess or dispose of the collateral or (3) whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.” In addition, the right of a secured creditor to receive interest on its claim that accrues after the bankruptcy case is subject to the court’s determination that the value of the collateral is at least equal to the amount of collateral that secures the claim.

Any future pledges of collateral may be avoidable.

          Any future pledge of collateral in favor of the collateral agent might be avoidable by the pledgor (as debtor in possession) or by its collateral agent in bankruptcy or other third parties if certain events or circumstances exist or occur, including, among others, if the pledge or granting of the security interest is deemed a fraudulent conveyance or the pledgor is insolvent at the time of the pledge or granting of the security interest, the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge or, in certain circumstances, a longer period.

The collateral is subject to casualty risks.

          We are obligated under the collateral arrangements to maintain adequate insurance or otherwise insure against hazards to the extent done by corporations operating properties of a similar nature in the same or similar localities. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure you that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all the secured obligations, including the notes.

The collateral agent’s ability to exercise remedies is limited.

          The security agreement provides the collateral agent on behalf of the holders of the notes with significant remedies, including foreclosure and sale of all or parts of the collateral. However, the rights of the collateral agent to exercise significant remedies (such as foreclosure) will be, subject to certain exceptions, generally limited to a payment default, our bankruptcy or the acceleration of the indebtedness.

Rights of holders of the notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral or the perfection of liens on the collateral by other creditors.

          Our obligations under the notes and the obligations of our guarantors under the notes will be secured by second priority liens on the collateral, subject to certain permitted liens. The collateral includes all of our vessels and the vessels owned by our guarantors, whether now owned or in certain cases hereafter acquired and the escrow account established in connection with the financing of the construction of at least three new ATB units. We and the guarantors have until November 5, 2006 to record and perfect the second priority mortgages related to the vessels. Applicable law requires that the property and rights acquired after the grant of a general security interest can only be perfected at the time the property and rights are acquired and identified. The trustee and the collateral agent have no obligation to monitor, and there is no assurance that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in the after-acquired collateral. The failure to perfect a security interest in respect of after-acquired collateral may result in the loss of the security interest therein or the priority of the security interest in favor of the notes against third parties.

          If we or any guarantor were to become subject to a bankruptcy proceeding after the issue date of the notes, any liens recorded or perfected after the issue date of the notes would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date. If a lien is recorded or perfected after the issue date, it may be treated under bankruptcy law as if it were delivered to secure previously existing debt. In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by the bankruptcy court than if delivered and promptly recorded on the issue date of the notes. Accordingly, if we or a guarantor were to file for bankruptcy and the liens had been perfected less than 90 days before commencement of the bankruptcy proceeding, the liens securing the notes may be specially subject to challenge as a result of having been delivered after the issue date of the notes. To the extent that such a challenge succeeded, noteholders lose the benefit of the security that the collateral was intended to provide.

A court may use fraudulent conveyance considerations to avoid or subordinate the subsidiary guarantees.

          Various applicable fraudulent conveyance laws have been enacted for the protection of creditors. A court may use fraudulent conveyance laws to subordinate or avoid the subsidiary guarantees of the notes issued by any of our subsidiary guarantors. It is also possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guaranteeing the notes could be superior to the obligations under that guarantee.

          A court could avoid or subordinate the guarantee of the notes by any of our subsidiaries in favor of that subsidiary’s other debts or liabilities to the extent that the court determined either of the following were true at the time the subsidiary issued the guarantee:

•

that subsidiary incurred the guarantee with the intent to hinder, delay or defraud any of its present or future creditors or that subsidiary contemplated insolvency with a design to favor one or more creditors to the total or partial exclusion of others; or

•	that subsidiary did not receive fair consideration or reasonable equivalent value for issuing the guarantee and, at the time it issued the guarantee, that subsidiary:

	•	was insolvent or rendered insolvent by reason of the issuance of the guarantee;

	•	was engaged or about to engage in a business or transaction for which the remaining assets of that subsidiary constituted unreasonably small capital;

	•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured; or

	•	was a defendant in an action for monetary damages, or had a judgment for monetary damages against it if, in either case, after final judgment, the judgment is unsatisfied.

          The measure of insolvency for purposes of the foregoing will vary depending upon the law of the relevant jurisdiction. Generally, however, an entity would be considered insolvent for purposes of the foregoing if the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets at a fair valuation, if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and matured; the guarantor was a defendant in an action for monetary damages, or had a judgment for monetary damages docketed against it if, in either case, after final judgment, the judgment was unsatisfied; or it could not pay its debts as they became due.

          Among other things, a legal challenge of a subsidiary’s guarantee of the notes on fraudulent conveyance grounds may focus on the benefits, if any, realized by that subsidiary as a result of our issuance of the notes. To the extent a subsidiary’s guarantee of the notes is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the note holders would cease to have any claim in respect of that guarantee.

We may not be able to repurchase the notes upon a change of control.

          Upon the occurrence of specific change of control events affecting us, noteholders will have the right to require us to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of payment. Our ability to repurchase the notes upon such change of control would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. A change of control would also cause a default under our new amended and restated credit facility. Upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our credit facilities, the notes and other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure you that we will have sufficient funds available upon a change of control to fund any required repurchases of this outstanding indebtedness and to pay damages under other agreements. In addition, certain important partnership events, such as leveraged recapitalizations, that would increase the level of our indebtedness would not constitute a “change of control” under the indenture.

There may not be a liquid market for the notes, and noteholders may not be able to sell the notes at attractive prices or at all.

          The notes have not been registered under the Securities Act or any state or foreign securities laws. As a result, noteholders may only sell or resell the notes if:

•	there are applicable exemptions from the registration requirement of the Securities Act and any state or foreign laws that apply to the circumstances of the sale; or

•	we file a registration statement and it becomes effective.

          Under the registration rights agreement applicable to the notes, we are required to use our reasonable best efforts to commence an exchange offer to exchange the notes within a specified period of time for equivalent securities registered under the Securities Act or to register the resale of the notes under the Securities Act. However, there can be no assurance that we will be successful in having any such registration statement declared effective.

          The notes have not been registered under the Securities Act. Accordingly, the notes may only be offered or sold pursuant to an exemption from the registration requirements of the Securities Act or pursuant to an effective registration statement. We are required to commence an exchange offer for the notes, or to register the resale of the notes under the Securities Act, within certain time periods.  There is no public market for the notes and, although the notes are eligible for trading in the PORTALSM Market, we cannot assure you that an active trading market will develop for the notes. If no active trading market develops, noteholders may not be able to resell their notes at their fair market value or at all. Future trading prices of the notes will depend on many factors, including, among other things, our ability to effect the exchange offer, prevailing interest rates, our operating results and the market for similar securities. We have been informed by the initial purchasers of the notes that they currently intend to make a market in the notes. However, the initial purchasers are not required to do so and may discontinue their market making activities at any time without notice. We do not intend to apply for listing the notes on any securities exchange.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On August 7, 2006, the Partnership issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 additional common units and 3,123,205 class B units, at a price of $18.34 and $17.12, respectively, representing in each case a discount to the market price, for approximately $77.5 million of gross proceeds.  The Partnership paid $2.2 million of placement agent fees.  The class B units are subordinated to the Partnership’s common units, but senior to the Partnership’s outstanding subordinated units and, if approved by unitholders, will be converted into common units of the Partnership.  If conversion of the class B units is not approved by the common unitholders within 180 days, the minimum quarterly distribution on the class B units will be increased to $0.5175, compared to the minimum quarterly distribution on the Partnership’s common units of $0.45.  The class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects their rights or preferences.

          The proceeds from the sale of these equity securities, as well as the issuance of $100.0 million of our 13% senior secured notes due 2014 and the amendment and restatement of our credit facility were used as follows:  (i) to fund $182.6 into an escrow account to be used solely for the construction of at least three new ATBs at an aggregate cost of $65.3 million each, of which we had paid approximately $13.5 million at June 30, 2006; (ii) to fund up to $70.0 million of capital contributions into the Joint Venture described below, of which we have funded $5.0 million through June 30, 2006 and our remaining $65.0 million obligation will be secured by a cash collateralized letter of credit; (iii) to refinance of $152.1 million of indebtedness outstanding under our credit facility: (iv) to pay fees and expenses incurred in connection with these transactions; and (v) for general corporate purposes.

ITEM 3.	Defaults Upon Senior Securities.

.	Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.	Other Information.

See Part 1. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

ITEM 6.	Exhibits

Exhibit Number	Description

1.1

Note Purchase Agreement, dated as of August 1, 2006, amongU.S. Shipping Partners L.P., and U.S. Shipping Finance Corp., as co-issuers of 13% Senior Secured Notes due 2014, and Lehman Brothers Inc. and CIBC World Markets Corp., as initial purchasers.

4.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Shipping partners L.P.
4.2

Indenture dated as of August 7, 2006 between U.S. Shipping Partners, L.P., a Delaware limited partnership (the “Company”), U.S. Shipping Finance Corp., a Delaware corporation (“Finance Corp.”, and together with the Company, the “Issuers”), each entity listed on Schedule I hereto (each a “Guarantor”, and collectively, the “Guarantors”) and Wells Fargo Bank, N.A., a national banking association, as trustee (the “Trustee”).

10.1

Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager INC., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent.

10.2

Note Registration Rights Agreement made and entered into as of August 7, 2006, by and among U.S. Shipping Partners L.P., a Delaware limited partnership (the “Company”), U.S. Shipping Finance Corp., a Delaware corporation (“Finance Corp.”, and together with the Company, (the “Issuers”), each entity listed on Schedule I thereto (each a “Guarantor”, and collectively, the “Guarantors”), and Lehman Brothers Inc. and CIBC World Markets Corp. (each an “Initial Purchaser”, and collectively, the “Initial Purchasers”).

10.3

Common Unit and Class B Unit Purchase Agreement, dated as of August 4, 2006, by and among U.S. Shipping Partners L.P., a Delaware limited partnership, and each of the Purchasers listed in Schedule 2.01 attached hereto (collectively, the “Purchasers”).

10.4

Registration Rights Agreement is made and entered into as of August 7, 2006, by and among U.S. Shipping Partners L.P., a Delaware limited partnership, and the Purchasers listed on the signature pages to this Agreement.

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

Date: August 9, 2006

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)