Form 10-Q
period 2006-09-30
U.S. Shipping Partners L.P.
filed 2006-11-09
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common units held by non-affiliates as of October 31, 2006, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $208,465,155.   The number of common units outstanding of the registrant’s common units as of October 31, 2006 was 11,333,548 (including 3,123,205 common units issuable upon the conversion of 3,123,205 outstanding class B units, which will automatically convert into common units upon unitholder approval of such conversion).  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

		Page No.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2006 and 2005	2

	Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the nine-month period ended September 30, 2006	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(in thousands)

	September 30, 2006	December 31, 2005

Assets
Current assets
Cash and cash equivalents	$27,119	$10,000
Current portion of restricted cash	63,452	—
Accounts receivable, net	7,336	6,993
Prepaid expenses and other current assets	2,993	4,123

Total current assets	100,900	21,116
Restricted cash, net of current portion	163,457	—
Vessels and equipment, net	311,019	245,062
Deferred financing costs, net	24,137	3,186
Other assets	1,671	6,858

Total assets	$601,184	$276,222

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,500	$1,850
Accounts payable	12,556	7,051
Due to affiliates	2,579	833
Deferred revenue	2,372	—
Accrued expenses	14,693	6,992

Total current liabilities	34,700	16,726
Long-term debt, net of current portion	360,741	126,187
Advances from Hess, net	11,498	12,350
Deferred income taxes	481	1,091
Other liabilities	2,051	—

Total liabilities	409,471	156,354

Minority interest in Joint Venture (Note 8)	16,127	—

Commitments and contingencies (Note 10)

Partners’ Capital
Partners’ capital	177,121	117,999
Accumulated other comprehensive (loss) income	(1,535)	1,869

Total partners’ capital	175,586	119,868

Total liabilities and partners’ capital	$601,184	$276,222

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$38,503	$32,624	$113,341	$99,439

Operating expenses
Vessel operating expenses	16,501	12,201	44,461	34,718
Voyage expenses	5,962	5,284	21,153	17,898
General and administrative expenses	3,472	2,927	9,474	7,863
Related party fee (Note 9)	250	—	250	—
Depreciation and amortization	8,185	6,188	23,034	18,553

Total operating expenses	34,370	26,600	98,372	79,032

Operating income	4,133	6,024	14,969	20,407
Interest expense	5,650	1,957	9,061	4,641
Interest income	(2,046)	(311)	(2,337)	(737)
Loss on debt extinguishment	2,451	—	2,451	—
Gain on termination of hedge	(1,913)	—	(1,913)	—

(Loss) income before income taxes and minority interest	(9)	4,378	7,707	16,503
Provision (benefit) for income taxes	653	(97)	1,208	(517)

(Loss) income before minority interest	(662)	4,475	6,499	17,020
Minority interest in Joint Venture losses	301	—	301	—

Net (loss) income	(361)	4,475	6,800	17,020
Other comprehensive (loss) income
Fair market value adjustment for derivatives	(5,028)	1,115	(3,404)	1,750

Comprehensive (loss) income	$(5,389)	$5,590	$3,396	$18,770

General partner’s interest in net (loss) income	$(7)	$89	$136	$340
Limited partners’ interest in net (loss) income
Net (loss) income	$(354)	$4,386	$6,664	$16,680
Net (loss) income per unit - basic and diluted	$(0.02)	$0.32	$0.45	$1.21
Weighted average units outstanding - basic and diluted	16,450	13,800	14,693	13,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Nine Months Ended September 30, 2006
(in thousands)

	Partners’ Capital							Accumulated Other Comprehensive Income (Loss)

	Limited Partners

	Common		Class B		Subordinated		General Partner

	Units	$	Units	$	Units	$			Total

Balance at December 31, 2005	6,900	$115,651	—	$—	6,900	$2,256	$92	$1,869	$119,868
Net income	—	3,316	—	54	—	3,294	136	—	6,800
Proceeds from equity issuance	1,310	24,033	3,123	53,469	—	—	1,582	—	79,084
Equity issuance costs	—	(847)	—	(1,883)	—	—	(55)	—	(2,785)
Costs associated with issuance of Joint Venture equity, net	—	(1,293)	—	(492)	—	(1,087)	(59)	—	(2,931)
Realized gain on termination of hedge	—	—	—	—	—	—	—	(1,913)	(1,913)
Fair market value adjustment for deriviatives	—	—	—	—	—	—	—	(1,491)	(1,491)
Cash distributions	—	(9,905)	—	(1,405)	—	(9,315)	(421)	—	(21,046)

Balance at September 30, 2006	8,210	$130,955	3,123	$49,743	6,900	$(4,852)	$1,275	$(1,535)	$175,586

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities
Net income	$6,800	$17,020
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	23,801	19,274
Deferred income taxes	(597)	(1,446)
Capitalized drydock costs	(25,373)	(3,025)
Gain on termination of hedge	(1,913)	—
Loss on debt extinguishment	2,451	—
Minority interest in Joint Venture losses	(301)	—
Provision for accounts receivable	45	310
Changes in assets and liabilities
Accounts receivable	(70)	1,405
Prepaid expenses and other current assets	(1,348)	(3,806)
Other assets	1,399	—
Accounts payable	7,797	1,733
Deferred revenue	2,372	(2,325)
Accrued expenses and other liabilities	6,398	3,751

Net cash provided by operating activities	21,461	32,891

Cash flows from investing activities
Proceeds from Senesco settlement	21,000	—
Construction/purchase of vessels	(78,585)	(40,772)
Purchase of office furniture, equipment and other	(317)	—
Change in restricted cash, net	(226,909)	—
(Payments to) advances from Hess, net	(852)	581

Net cash used in investing activities	(285,663)	(40,191)

Cash flows from financing activities
Proceeds from issuance of debt	350,000	30,000
Gross proceeds from equity issuance	79,084	—
Proceeds from revolver borrowings	25,000	—
Contribution by minority interest equity investors in Joint Venture	27,574	—
Proceeds from Joint Venture revolver borrowings	13,866	—
Repayment of debt	(128,662)	(1,125)
Repayment of revolver borrowings	(25,000)	—
Deferred financing costs	(24,546)	(154)
Partnership equity offering costs	(2,785)	—
Joint Venture equity offering costs, net	(14,077)	—
Proceeds from hedge termination	1,913	—
Distributions to partners	(21,046)	(16,736)

Net cash provided by financing activities	281,321	11,985

Net increase in cash and cash equivalents	17,119	4,685
Cash and cash equivalents at beginning of period	10,000	30,258

Cash and cash equivalents at end of period	$27,119	$34,943

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1.       Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates several types of vessels, including six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”) and one product tanker (“Houston”).  Additionally, the Partnership has contracted to construct five articulated tug barges (“ATBs”) that are scheduled for delivery in April 2007, August 2008, November 2008, August 2009 and November 2009, although the Partnership has the option to cancel the last barge upon the payment of specified amounts.  The Partnership and its predecessor company have engaged, since 2002, in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers, and the option to construct five additional tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  The Partnership currently expects the cost to construct the nine tankers to aggregate approximately $1,029,000.  The base contract price is subject to economic price adjustments based on certain published price indexes.  In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract based on the terms of the construction contract.  On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers.  The Partnership owns a 40% interest in the Joint Venture and third parties own a 60% interest.  However, due to the Partnership’s control of the Joint Venture, the assets, liabilities and results of operation of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $18,400 has already been made.  The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture losses” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Note 8).

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

2.       Net Income (Loss) per Unit

          Basic net income (loss) per unit is determined by dividing net income (loss), after deducting the amount of net income (loss) allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income (loss) per unit is calculated in the same manner as net income (loss) per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no unit options or phantom units outstanding during the three and nine months ended September 30, 2006 and 2005.

3.       Restricted Cash

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of at least three new ATBs (the “ATB Escrow”) and the remaining committed equity contributions to the Joint

Venture (the “Joint Venture Escrow”). As of September 30, 2006, the ATB Escrow balance was $174,897 and the Joint Venture Escrow balance was $52,012.  Amounts that the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash.

4.       Vessels and Equipment

          Vessels and equipment consist of the following:

	September 30, 2006	December 31, 2005

Vessels	$257,688	$257,688
Office furniture, equipment and other	448	131

	258,136	257,819
Less: Accumulated depreciation	77,748	61,130

	180,388	196,689
Construction-in-progress-ATB’s	69,374	31,508
Construction-in-progress-tankers	29,876	—
Capitalized drydock expenditures, net of amortization of $17,615 and $11,199	31,381	16,865

Total vessels and equipment, net	$311,019	$245,062

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from the transport of petroleum products as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, the Charleston and the Houston based on their estimated useful life.  Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.  Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance at least twice every five years (although, to date the Partnership has been able to obtain a waiver from the United States Coast Guard allowing the Partnership to drydock the ITBs once every five years, with a mid-period underwater survey in lieu of a drydock) and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston.

          Depreciation of vessels and equipment for the nine-month periods ended September 30, 2006 and 2005 was $16,618 and $14,820, respectively.  Amortization of drydocking expenditures was $6,416 and $3,733 for the nine-month periods ended September 30, 2006 and 2005, respectively.  Depreciation of vessels and equipment for the three-month periods ended September 30, 2006 and 2005 was $5,591 and $4,944, respectively.  Amortization of drydocking expenditures was $2,594 and $1,244 for the three-month periods ended September 30, 2006 and 2005, respectively.

          At September 30, 2006 and December 31, 2005, construction-in-progress-ATBs includes capitalized interest of $3,658 and $1,140, respectively, and accrued invoices of $6,162 and $1,806, respectively.  At September 30, 2006 construction-in-progress-tankers of the Joint Venture includes capitalized interest of $1,097 and accrued invoices of $1,632.   Capitalized drydock expenditures of $1,604 and $6,041 were accrued at September 30, 2006 and December 31, 2005, respectively.

          The increase in capitalized drydock expenditures from December 31, 2005 is primarily related to the completion of drydocks for the Sea Venture, the Charleston and the Groton.

          The increase in office furniture, equipment and other from December 31, 2005 is primarily related to leasehold improvements for the Partnership’s New York Office.  (Note 9)

5.       Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings and are generally amortized using the effective interest method over the term of the loan.  For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the volatile nature of the borrowing balances.  Any unamortized deferred financing costs are written-off when debt is retired before the maturity date.  On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility.  In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively.  Additionally, as a result of the refinancing of the Partnership’s credit facility, approximately $2,451 of deferred financing costs that were associated with the debt that was repaid were expensed.  For the three and nine months ended September 30, 2006, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $338 and $767, respectively, were amortized and included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $692 and $721 for the three and nine months ended September 30, 2005, respectively and a portion of which is included in construction-in-progress-ATBs as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs.  For the three and nine months ended September 30, 2006, deferred financing costs of $377 were amortized and included in construction-in-progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers.

6.       Hess Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

          From September 13, 2002 to September 30, 2006, the cumulative amounts of payments made by Hess, net of amounts paid to Hess, were $11,498, and are classified as advances from Hess on the accompanying Unaudited Condensed Consolidated Balance Sheet.  Based on current contracts and projected revenue rates through September 2007, the Partnership estimates that the net cumulative payments received from Hess pursuant to the Support Agreement will be approximately $5,000 to $10,000 and will result in a reduction of the carrying value of the ITBs as an adjustment of their original purchase price.

7.       Financing

          On August 7, 2006, the Partnership completed debt and equity financings for which the Partnership received gross proceeds of approximately $429,100 (excluding proceeds received by the Joint Venture). The proceeds were used as follows: (i) to fund $182,600 into the ATB Escrow account; (ii) to fund up to $70,000 of capital contributions into the Joint Venture (Note 8); (iii) to refinance $152,100 of indebtedness outstanding under the Partnership’s credit facility; (iv) to pay fees and expenses totaling approximately $14,400 incurred in connection with these transactions; and (v) for general corporate purposes.

          Debt

          The Partnership’s outstanding debt consisted of the following:

	September 30 2006	December 31, 2005

Third Amended and Restated Credit Facility - Term	$249,375	$—
13% Senior Secured Notes due 2014	100,000	—
Revolving Notes Facility - Joint Venture	13,866	—
Second Amended and Restated Credit Facility - Term	—	128,037

Total	363,241	128,037
Less: Current portion of long-term debt	2,500	1,850

Long-term debt	$360,741	$126,187

          Senior Secured Notes

          On August 7, 2006, the Partnership issued $100,000 aggregate principal amount of 13% Senior Secured Notes due 2014 (the “Notes”).  Interest is payable on the Notes on February 15 and August 15 of each year, beginning February 15, 2007.  At September 30, 2006 the Partnership accrued $1,950 of interest incurred on the Notes.  The Notes will mature on August 15, 2014.

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

          The Notes are guaranteed by all of the Partnership’s existing domestic subsidiaries, other than U.S. Shipping Finance Corp., which acted as co-issuer of the Notes, Product Carriers, which owns the Partnership’s investment in the Joint Venture, and the Joint Venture.  The Notes and guarantees are secured on a second priority basis by liens on the Partnership’s vessels and the ATB Escrow account.  In the event that the Partnership’s creditors exercise remedies with respect to the Partnership’s and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under the Partnership’s amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the Notes.

          There is currently no public market for the Notes.  The Partnership and its guarantor subsidiaries have agreed to file a registration statement by February 3, 2007 with the U.S. Securities and Exchange Commission related to an offer to exchange the Notes and the guarantees for publicly tradeable notes and guarantees having substantially identical terms.  In addition, the Partnership may be required to file a shelf registration statement covering resale of the Notes by holders of the Notes.  The Notes are eligible for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTAL SM) Market.

          Credit Facility

          On August 7, 2006, concurrent with the sale of the Notes, the Partnership also amended and restated its then existing credit facility (the “Prior Credit Facility”) by entering into the Third Amended and Restated Credit Facility (the “Amended Credit Facility”).  The Amended Credit Facility provides for:

•

Term loans up to $310,000, including a delayed draw term loan of $60,000, of which the Partnership has $249,375 outstanding at September 30, 2006.  These borrowings bear interest at LIBOR (5.4% at September 30, 2006) plus 3.5%.  The $310,000 term facility will mature on August 6, 2012, and is required to be repaid quarterly at an annual rate of one percent of the term loans, with the remainder due in the final year. At September 30, 2006, and December 31, 2005 the interest rate for term debt was 8.9% and 6.2%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the delayed draw term facility at 1.75% per year.

•

A revolving credit facility up to $40,000.  The revolving credit facility provides for the issuance of letters of credit for amounts totaling up to a sublimit of $15,000. As of September 30, 2006, net of letters of credit totaling $214 that were outstanding, the maximum amount available under the revolving credit facility was $39,786.  The Partnership will incur a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.  Borrowings under the revolving credit facility are due and payable at the earlier of August 6, 2011 or the date the term facility is repaid. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.5%.

•

An additional amount not to exceed $50,000 in the aggregate is available to the Partnership until August 6, 2008 under the Amended Credit Facility through increases in either the term facility, revolving credit facility or both. The exercise of this option is at the discretion of CIBC World Markets Corp. and Lehman Brothers Inc., as the joint lead arrangers, and is contingent upon, among other things, no event of default having occurred and continuing.

          The Partnership’s obligations under its Amended Credit Facility are secured by a first priority security interest, subject to permitted liens, on all its assets (other than the assets of the Joint Venture and Product Carriers).  The Partnership and its subsidiaries (other than the Joint Venture and Product Carriers) are all borrowers under its Amended Credit Facility.

          During the nine months ended September 30, 2006, to finance a portion of the construction of its ATB series, the Partnership borrowed $25,000 on its revolving credit facility from the Prior Credit Facility.  These borrowings bore interest at LIBOR plus 2.0%, or approximately 7.5% at August 7, 2006, and were paid in full upon the execution of the Amended Credit Facility.

          Joint Venture Credit Facility

          On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the “Revolver”) pursuant to which affiliates of The Blackstone Group and other parties (the “Joint Venture Investors”) have made available $325,000 of revolving credit loans, of which $13,866 was drawn as of September 30, 2006.  The Revolver terminates on July 31, 2012, but may be terminated earlier upon the reduction of the commitment amount to zero pursuant to the terms of the Revolver or ninety days following the delivery date of the last vessel, as defined.  In addition, the Revolver stipulates prepayment amounts and dates that result from a commitment reduction, the sale of a vessel, or an event of loss, as defined.  Borrowings bear interest at either the base rate of interest (greater of the Federal Funds Rate plus 0.5% or JPMorgan Chase Bank, N.A.’s prime rate) plus 3.5% or the adjusted LIBOR rate of interest, as defined, plus 4.5%.  If certain operational targets are met by August 7, 2009, the spread for both base rate and adjusted LIBOR rate advances will be reduced by 1.0%.  All borrowings as of September 30, 2006 bear interest at adjusted LIBOR (5.4% at September 30, 2006) plus 4.5%.  The Joint Venture will incur a commitment fee on the unused portion of the Revolver of 1.0% per year.  In addition, both the security agent and administrative agent are due fees of 0.005% of borrowings outstanding and $300 per year, respectively.  The Revolver is secured by substantially all of the assets of the Joint Venture and contains various restrictions and limitations that may affect the Joint Venture’s business and affairs.  These include restrictions and limitations relating to the Joint Venture’s ability to incur indebtedness and other obligations and to make investments and acquisitions.  The Joint Venture’s failure to comply with any of these provisions, or to pay its obligations under the Revolver, could result in foreclosure by the lenders of their security interests in its assets.

          At September 30, 2006 the Partnership’s debt maturities were as follows:

Year ended December 31,

2006	$625
2007	2,500
2008	2,500
2009	2,500
2010	2,500
2011	2,500
Thereafter	350,116

$363,241

          Equity

          Common Units and Class B Units Issued

          Concurrent with the sale of the Notes and the debt refinancing, the Partnership issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77,502 of gross proceeds.  These class B units are subordinated to the Partnership’s common units, but senior to the Partnership’s subordinated units and, if approved by unitholders, will be converted into common units of the Partnership. If conversion of these class B units is not approved by the common unitholders by February 3, 2007, the minimum quarterly distribution on the class B units will be increased to $0.5175, compared to the minimum quarterly distribution on the Partnership’s common units and existing subordinated units of $0.45.  These class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects their rights or preferences. On August 7, 2006, in order to maintain its 2% ownership, the general partner was required to make a capital contribution to the Partnership of approximately $1,582.

          Financing Costs

          In connection with the related financing transactions, the Partnership incurred fees of approximately $4,913 for the issuance of the Notes, $6,673 for the refinancing of the credit facility and $2,785 for the issuance of the units as discussed above. Additionally, as a result of the refinancing of the credit facility, the Partnership expensed $2,451 of previously capitalized deferred financing costs. The Joint Venture incurred fees of approximately $14,077 relating to the issuance of equity capital of which $2,931, net of $4,500 paid to the Partnership, is reflected as a reduction of the Partnership's equity. The Joint Venture also incurred fees relating to its issuance of debt of $12,960.

8.       Joint Venture

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers by NASSCO.  The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $18,400 was paid by the Partnership through September 30, 2006.  The remaining Partnership commitment of approximately $51,600 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of its cash into the Joint Venture

Escrow account to meet such obligations.  In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the first five tankers, including $13,866 that was drawn as of September 30, 2006 (Note 7).  As tankers are constructed, the Partnership will have the right to purchase completed tankers from the Joint Venture at specified prices subject to adjustment (except in certain limited circumstances), provided that such prices are within the range of fair values as determined by appraisal.  If the Partnership does not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow the Partnership to make an offer to purchase the tanker (except in certain limited circumstances).  The Joint Venture will use the proceeds from the sale of the tankers to the Partnership (or to third parties if the Partnership does not exercise its purchase options), to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated.  The Partnership anticipates that the $500,000 of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to the Partnership or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and received an arrangement fee of $4,500.  Sixty percent of this arrangement fee is reflected in the financial statements as a reduction of the Partnership’s fees associated with the issuance of Joint Venture equity, as this was the extent that it was funded by the third party investors.  The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times.  NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture.  If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots.  In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all.  If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          The Partnership, through Product Carriers, owns a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest.  The obligations and liabilities of the Joint Venture are intended to be non-recourse to the Partnership, although the Joint Venture’s financial statements are consolidated with it for financial reporting purposes due to the Partnership’s control of the board of directors of the Joint Venture.  The Partnership does not have any further obligation to contribute funds to the Joint Venture, other than its commitment to provide $70,000 of equity funding, to guaranty USS Product Manager LLC’s (“Product Manager”), the Partnership’s recently formed wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations. The Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income include the net income (loss) attributable to the 60% owners of the Joint Venture as “Minority interest in Joint Venture losses” and the Unaudited Condensed Consolidated Balance Sheets include the equity attributable to the 60% owners of the Joint Venture as “Minority interest in Joint Venture.”

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

          Product Manager will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following subject to certain specified limitations:

•	an oversight fee of $1,000 per tanker, payable ratably over the course of construction of such tanker;
•	an annual management fee of $1,000 per year for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances.  The obligations under the management agreement will be performed by employees of US

Shipping General Partner LLC, the Partnership’s general partner.  Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture.

9.       Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended September 30, 2006 and 2005 were $3,220 and $3,205, respectively.  For the nine months ended September 30, 2006 and 2005, voyage revenues from Hess were $9,555 and $9,540, respectively.  The Partnership had a payable to Hess under the Support Agreement of $235 at September 30, 2006 and a receivable from Hess under the Support Agreement of $344 at December 31, 2005.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by the Partnership’s general partner.  These amounts are reimbursable by the Partnership pursuant to the partnership agreement.  Reimbursable amounts expensed by the Partnership were $11,726 and $9,618, respectively, for the three months ended September 30, 2006 and 2005 and $34,072 and $27,421, respectively, for the nine months ended September 30, 2006 and 2005.

          On August 7, 2006, in order to maintain its 2% ownership, relative to the new equity units issued (Note 7), the general partner was required to make a capital contribution to the Partnership of approximately $1,582.  To make this contribution, the general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The affiliated companies pay their portion of the rent in advance of the Partnership making the rental payment.  The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment.  The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  In the three and nine months ended September 30, 2006, the Partnership paid $99 and $165 respectively, in connection with the lease and received $74 and $123, respectively from its related parties.

          The Blackstone Group and Affiliates

          As a result of the formation the Joint Venture, the Partnership considers the Joint Venture Investors to be related parties.  In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors.  Since August 7, 2006, the Joint Venture has paid interest on the Revolver totaling $663 to the Joint Venture Investors.

          Sterling Investment Partners

          In connection with the debt and equity financings (Note 7), the Partnership expensed a fee of $250 relating to advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling”), an affiliate of the entity that directly controls the Partnership’s general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1,500 to Sterling.  The portion of the $1,500 related to the issuance of the Joint Venture equity was recorded as a charge to the equity raised and the portion related to the issuance of debt was recorded as deferred financing costs (Note 5).

10.     Commitments and Contingencies

          ATB Contracts

          In order to address completion issues experienced by Southern New England Shipyard Company, or SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, the Partnership cancelled its agreement with SENESCO to construct an ATB unit and took possession of the tug and barge under construction.  SENESCO paid $21,000 to cover a portion of the cost overruns.  The Partnership has hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB.  The Partnership currently expects that the net cost to construct the ATB unit, after giving effect to the payment of $21,000 by SENESCO, will be approximately $70,000-$71,000, net of estimated credits and other legal claims of approximately $1,400 the Partnership believes it is entitled to. The Partnership has paid $35,000 through September 30, 2006 in connection with the construction of the ATB.  These amounts are exclusive of capitalized interest.  This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010.  These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, the Partnership’s recently acquired chemical parcel tanker, until the ATB unit is completed. The Partnership’s ability to complete this ATB by April 2007 at the above cost estimate is dependent on a number of factors, some of which are beyond its control, including the availability and cost of needed equipment and labor, the Partnership’s ability to obtain the credits and other reimbursements it believes it is entitled to, as well as weather conditions.  Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect the Partnership’s business, results of operations and ability to pay distributions.

          Effective June 1, 2006, the Partnership entered into a lease agreement with the graving dock where the barge originally being constructed by SENESCO is being built.   The lease expires on June 30, 2007.  The total rental obligation of this operating lease is $1,112, and the payments will be capitalized as part of the cost to construct the ATB unit, and are included in the estimated cost of construction discussed above.

          On February 16, 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of two barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels. The contract with MMG includes options to construct two additional barges, which the Partnership exercised in May 2006, although the Partnership paid $380 for the option to cancel the last barge at any time prior to May 1, 2007.  If the Partnership exercises its cancellation option prior to November 18, 2006, it will be required to pay MMG an additional $1,900 (and will forfeit $1,900 of deposits made through September 30, 2006).  If the cancellation option is exercised after November 18, 2006 and prior to May 1, 2007, the Partnership will forfeit amounts then on deposit for this barge (which will aggregate $5,700). Also on February 16, 2006, the Partnership entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc. (“Eastern”) which will be joined with the barges to complete the first two new ATB units. Eastern has granted the Partnership options to have two additional tugs constructed and delivered. The option for one tug was exercised on August 11, 2006 with the option for the second tug to be exercised by May 2007, which the Partnership expects to exercise.  The total construction cost for the first two new ATB units is currently anticipated to be approximately $130,000, or $65,000 per unit, and the construction cost for the second two new ATB units is currently anticipated to be $66,000 each, in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The Partnership expects the first two new ATB units to be completed in August 2008 and November 2008 and the second two new ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of September 30, 2006, the Partnership has made payments totaling approximately $24,516 related to these new builds.

11.     Other Comprehensive Income (Loss)

          The Partnership uses interest rate swaps as required under the terms of its credit facility.  The Partnership’s policy is to manage interest costs using a mix of fixed and variable rate debt.  On the Prior Credit Facility, the Partnership held two interest rate swaps with notional amounts of $21,000 and $60,250 at August 7, 2006, that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 5.15%, and 5.91%, respectively. The fair values of the swaps at December 31, 2005 were $343 and $1,526, respectively.  In conjunction with the refinancing of the credit facility, these contracts were terminated in August 2006, resulting in a reclassification from other comprehensive income to gain on termination of hedge of $1,913.

          In connection with the August 2006 refinancing, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%.  The fair value of this hedge was a loss of $2,051 at September 30, 2006.  These amounts are reflected in other comprehensive (loss) income on the accompanying financial statements, as the contracts have been designated as cash flow hedges.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439, relative to the Partnership’s newbuild ATB series.  To hedge the exposure to foreign currency, the Partnership has entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro.  The fair market value of the forward contracts at September 30, 2006 was $516.  The fair market value of the forward contracts is included in other comprehensive (loss) income on the accompanying financial statements.  When realized, the gain or loss on the forward contracts will be applied to the cost of the owner-furnished items.

12.     New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective for fiscal years beginning after December 15, 2006.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.  The Partnership is currently reviewing this pronouncement.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Partnership is currently reviewing this pronouncement.

          In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron curtain” method.  Under the new model, commonly referred to as the “dual approach,” quantification of errors is required under both the “iron curtain” and the “roll-over” methods. SAB 108 permits the existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.   The Partnership is currently reviewing this pronouncement.

13.     Subsequent Events

          Distributions

          On October 30, 2006, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the third quarter of 2006 of $0.45 per unit. The distribution will be paid on all common, subordinated, class B and general partner units on November 15, 2006 to all unitholders of record on November 10, 2006.   The aggregate amount of the distribution will be $8,373.

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

          The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	One year or more	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer pays if cargo not ready	Customer pays if cargo not ready	Customer pays if cargo not ready

(1) Our contracts of affreightment and consecutive voyage charters generally provide for fuel surcharges that are designed to protect us against increases in fuel prices.

          For the nine months ending September 30, 2006 and 2005, we derived approximately 86% and 90%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 14% and 10%, respectively, of our revenue from spot charters. For the three months ending September 30, 2006 and 2005, we derived approximately 92% and 86%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 8% and 14%, respectively, of our revenue from spot charters.

          The amounts received from or paid to Hess pursuant to the Hess support agreement, or Support Agreement, are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

          On February 16, 2006, we entered into a contract with Manitowoc Marine Group, or MMG, for the construction of two barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels. The contract with MMG includes options to construct two additional barges, which we exercised in May 2006, although we paid $0.4 million for the option to cancel the last barge at any time prior to May 1, 2007.  If we exercise the cancellation option prior to November 18, 2006 we will be required to pay MMG an additional $1.9 million (and will forfeit $1.9 million of deposits made through September 30, 2006).  If the cancellation option is exercised after November 18, 2006 and prior to May 1, 2007, we will forfeit all amounts then on deposit for this barge (which will aggregate $5.7 million). Also on February 16, 2006, we entered into a contract for the construction of two tugs with Eastern Shipbuilding Group, Inc., or Eastern, which will be joined with the barges to complete the first two new ATB units. Eastern has granted us options to have two additional tugs constructed and delivered. The option for one tug was exercised in August 2006.  We expect to exercise the option for the second tug, which must be exercised by May 2007.  The total construction costs anticipated for the new ATB units is $65.0 million - $66.0 million each, in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. We expect the first two new ATB units to be completed in August 2008 and November 2008 and the second two new ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of September 30, 2006, we have made payments totaling approximately $24.5 million related to these new builds.  As discussed below, we used proceeds from our debt and equity financings completed in August 2006 to fully fund the construction of the first three ATBs by MMG and Eastern.  At September 30, 2006 we had $174.9 million in escrow.  See “—Contractual Contingencies” below for detail on the expected payout of the escrowed funds.

           In order to address completion issues experienced by Southern New England Shipyard Company, or SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct an ATB unit and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. We currently expect that the net cost to construct the ATB unit, after giving effect to the payment of $21.0 million by SENESCO, will be approximately $70.0-$71.0 million, net of estimated credits and other legal claims of approximately $1.4 million we believe we are entitled to. We have paid $35.0 million through September 30, 2006 in connection with the construction of the ATB. These amounts are exclusive of capitalized interest. This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit's anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, our recently acquired chemical parcel tanker, until the ATB unit is completed. Our ability to complete this ATB by April 2007 at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor, our ability to obtain the credits and other reimbursements we believe we are entitled to, as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions.

          Effective June 1, 2006, we entered into a lease agreement with the graving dock where this ATB barge is being built.   The lease expires on June 30, 2007.  The total rental obligation of this operating lease is $1.1 million and the payments will be capitalized as part of the cost to construct the ATB unit and are included in the estimated cost of construction discussed above.

Recent Developments

Financing

          On August 7, 2006, we completed debt and equity financings for which we received gross proceeds of approximately $429.1 million (excluding proceeds received by the Joint Venture).  The proceeds were used as follows:  (i) to fund $182.6 million into an escrow account to be used solely for the construction of at least three new ATBs; (ii) to fund up to $70.0 million of capital contributions into the Joint Venture described below; (iii) to refinance $152.1 million of indebtedness outstanding under our credit facility; (iv) to pay fees and expenses of approximately $14.4 million incurred in connection with these transactions; and (v) for general corporate purposes.

          On August 7, 2006, we issued $100.0 million aggregate principal amount of 13% Senior Secured Notes due 2014, or the Notes.  Interest is payable on the Notes on February 15 and August 15 of each year, beginning February 15, 2007.  The Notes will mature on August 15, 2014.  We may redeem all or part of the Notes on or after February 15, 2011.  Prior to such date, we may redeem all or a portion of the Notes by paying a make-whole premium. In addition, prior to August 15, 2009, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the Notes redeemed.  The Notes are guaranteed by all of our existing domestic subsidiaries, other than U.S. Shipping Finance Corp., the co-issuer of the Notes, USS Product Carriers LLC, which owns our investment in the Joint Venture, and the Joint Venture.  The Notes and guarantees are secured on a second priority basis by liens on our vessels and an escrow account the funds from which will be used to finance the construction of at least three new ATB units.  In the event that our creditors exercise remedies with respect to our and our guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under our new amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the Notes.

          There is currently no public market for the Notes.  We and our guarantor subsidiaries have agreed to file a registration statement by February 3, 2007 with the U.S. Securities and Exchange Commission related to an offer to exchange the Notes and the guarantees for publicly tradeable notes and guarantees having substantially identical terms.  In addition, we may be required to file a shelf registration statement covering resale of the Notes by holders of the Notes.  The Notes are eligible for trading in the Private Offering, Resales and Trading Automatic Linkages (PORTALSM) Market.

          Concurrent with the sale of the Notes, we issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds.  These class B units are subordinated to our common units, but senior to our existing subordinated units and, if approved by unitholders, will be converted into our common units.  If conversion of these class B units is not approved by the common unitholders by February 3, 2007, the minimum quarterly distribution on the class B units will be increased to $0.5175, compared to the minimum quarterly distribution on our common units and existing subordinated units of $0.45.  These class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects their rights or preferences.

          Concurrent with the sale of the Notes and the consummation of the equity offering, we also amended and restated our credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

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

          Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets (other than the assets of the Joint Venture (as defined below) and Product Carriers (as defined below), which are not considered subsidiaries under the credit facility.

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

          Our credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the credit agreement, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring us to adhere to certain financial covenants and limiting the ability of our operating company and its subsidiaries to, among other things:

•	incur or guarantee indebtedness;
•	change ownership or structure, including consolidations, liquidations and dissolutions;
•	make distributions or repurchase or redeem units;
•	make capital expenditures in excess of specified levels;
•	make certain negative pledges and grant certain liens;
•	sell, transfer, assign or convey assets;
•	make certain loans and investments;
•	enter into a new line of business;
•	transact business with affiliates;
•	amend, modify or terminate specified contracts;
•	permit the obligations (other than certain specified obligations) of Product Carriers and the Joint Venture being recourse to us;
•	enter into agreements restricting loans or distributions made by our operating company’s subsidiaries to us or our operating company; or
•	participate in certain hedging and derivative activities.

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

          In connection with the issuance of the Notes and the related financing transactions, we incurred fees of approximately $14.4 million, which were allocated to the associated transactions.  Additionally, as a result of the refinancing of the credit facility, we expensed $2.5 million of previously capitalized deferred financing costs.

          Joint Venture

          Our newly created wholly-owned subsidiary USS Product Carriers LLC, or Product Carriers, entered into a contract, effective March 14, 2006, with the National Steel and Shipbuilding Company, or NASSCO, a subsidiary of General Dynamics Corporation, or General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers, and the option to construct five additional tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion.  The base contract price is subject to economic price adjustments based on certain published price indexes.  In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract based on the terms of the construction contract.

          On August 7, 2006 we entered into a joint venture, USS Products Investor LLC, or the Joint Venture, to finance the construction of the first five petroleum tankers by NASSCO.  Third parties, led by affiliates of The Blackstone Group, or the Joint Venture Investors, have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $18.4 million was paid through September 30, 2006.  Our remaining commitment of approximately $51.6 million is secured by a letter of credit for the benefit of the Joint Venture and we have segregated an equivalent amount of cash into an escrow account to meet such obligations.  In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325.0 million of revolving credit loans to finance construction of the tankers, including $13.9 million that was drawn as of September 30, 2006.  As tankers are constructed, we will have the right to purchase completed tankers from the Joint Venture at specified prices subject to adjustment (except in certain limited circumstances), provided that such prices are within the range of fair values as determined by appraisal.  If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated.  We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and received an arrangement fee of $4.5 million, of which sixty percent is reflected as a reduction of our fees associated with the issuance of Joint Venture equity, as this was the extent that it was funded by the third party investors.  The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture’s financial statements are consolidated with ours for financial reporting purposes as a result of the control of the board of directors of the Joint Venture, and, other than our commitment to provide $70.0 million of equity funding, to guaranty USS Product Manager LLC’s, or Product Manager, our recently formed wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture.

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

          Product Manager will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following subject to certain specified limitations:

•	an oversight fee of $1.0 million per tanker, payable ratably over the course of construction of such tanker;
•	an annual management fee of $1.0 million per year for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $0.75 million per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1.5 million per tanker upon its sale to us or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of U.S. Shipping General Partner LLC, our general partner. Certain members of our management are expected to devote significant time to the management and operation of the Joint Venture.

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

•

Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

•

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from transportation of petroleum as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, the Charleston and the Houston, based on their estimated useful lives.

•

Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.  Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

•

Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance twice every five years (although to date we have been able to obtain a waiver from the United States Coast Guard allowing us to drydock our ITBs once every five years, with a mid-period underwater survey in lieu of a drydock); and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston.

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

•

Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period. Net voyage revenue is calculated by subtracting voyage expenses from voyage revenue. Fluctuations in time charter equivalent result not only from changes in charter rates charged to our customers, but from external factors such as weather or other delays.

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2006	2005	2006	2005

Voyage revenue	$38,503	$32,624	$113,341	$99,439
Vessel operating expenses	16,501	12,201	44,461	34,718
% of voyage revenue	42.9%	37.4%	39.2%	34.9%
Voyage expenses	5,962	5,284	21,153	17,898
% of voyage revenue	15.5%	16.2%	18.7%	18.0%
General and administrative expenses	3,472	2,927	9,474	7,863
% of voyage revenue	9.0%	9.0%	8.4%	7.9%
Related party fee	250	—	250	—
Depreciation and amortization	8,185	6,188	23,034	18,553

Total operating expenses	34,370	26,600	98,372	79,032

Operating income	4,133	6,024	14,969	20,407
% of voyage revenue	10.7%	18.5%	13.2%	20.5%
Interest expense	5,650	1,957	9,061	4,641
Interest income	(2,046)	(311)	(2,337)	(737)
Loss on debt extinguishment	2,451	—	2,451	—
Gain on termination of hedge	(1,913)	—	(1,913)	—

(Loss) income before income taxes and minority interest	(9)	4,378	7,707	16,503
Provision (benefit) for income taxes	653	(97)	1,208	(517)

(Loss) income before minority interest	(662)	4,475	6,499	17,020
Minority interest in Joint Venture losses	301	—	301	—

Net (loss) income	$(361)	$4,475	$6,800	$17,020

Distribution declared per unit in respect of the period	$0.45	$0.45	$1.35	$1.35
Total vessel days	920	736	2,570	2,184
Days worked	844	719	2,417	2,159
Drydocking days	69	12	121	12
Net utilization	91.8%	97.8%	94.0%	98.9%
Average time charter equivalent rate	$38,544	$38,002	$38,148	$37,767

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

          Voyage Revenue.  Voyage revenue was $38.5 million for the three months ended September 30, 2006, an increase of $5.9 million, or 18%, as compared to $32.6 million for the three months ended September 30, 2005, due primarily to the addition of the Houston and the Sea Venture, which we placed in service in October 2005 and June 2006, respectively, and which contributed $6.5 million of revenue.  Additionally, an increase in time charter equivalent rates of approximately 6% on the remaining fleet added approximately $1.9 million of revenue. Time charter equivalent rates were positively impacted by stronger spot market rates as a result of improved weather conditions, more efficient voyage turnaround and increased fuel surcharges as a result of the type of contracts in effect during the period. Contracts of affreightment and consecutive voyage charters generally provide for fuel surcharges that are designed to protect us against increases in fuel prices. Fuel surcharges were $2.2 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005. Partially offsetting these increases was a $2.5 million decrease in revenues attributed to increased days offhire, due to the drydockings of the Charleston and the Groton.

          Vessel Operating Expenses.  Vessel operating expenses were $16.5 million for the three months ended September 30, 2006, an increase of $4.3 million, or 35%, as compared to $12.2 million for the three months ended September 30, 2005.  The addition of the Houston and the Sea Venture added $3.7 million of vessel operating expenses. As a percentage of revenue, vessel operating expenses increased to 42.9% for the three months ended September 30, 2006 from 37.4% for the three months ended September 30, 2005. This percentage increase is partially attributable to the impact of the drydockings. During drydockings, while a vessel is out of service and not earning revenue, certain vessel operating expenses continue to be incurred, such as crew wages and insurance. The addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases and higher repairs and maintenance expenses also contributed to this increase.

          Voyage Expenses.  Voyage expenses were $6.0 million for the three months ended September 30, 2006, an increase of $0.7 million, or 13%, as compared to $5.3 million for the three months ended September 30, 2005.  The increase was due to the addition of the Houston and the Sea Venture, which contributed $0.8 million, coupled with increased bunker expenses compared to the same period in 2005. As discussed above in voyage revenue, a significant portion of the fuel increases result in increased revenues in the form of a fuel surcharge. These increases were partially offset by reduced voyage expenses incurred as a result of drydockings during the three months ended September 30, 2006 compared to the same period in 2005.

          General and Administrative Expenses.  General and administrative expenses were $3.5 million for the three months ended September 30, 2006, an increase of $0.5 million, or 19%, as compared to $2.9 million for the three months ended September 30, 2005.  The increase is principally attributable to a $0.4 million payment to MMG for the option to cancel the fourth barge scheduled to be constructed at that yard.  The remaining increase of $0.1 million is attributable to an increase in professional fees.  During the three months ended September 30, 2006, we incurred $0.5 million of legal and accounting fees related to the closing of the Joint Venture.  During the three months ended September 30, 2005, we incurred approximately $0.4 million of expenses pursuing acquisitions that ultimately were not consummated.

          Related Party Fee.  In connection with the debt and equity financings in August 2006, we expensed $0.3 million for advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling”), an affiliate of the entity that directly controls our general partner. There were no related party fees to Sterling in the three months ended September 30, 2005.

          Depreciation and Amortization.  Depreciation and amortization was $8.2 million for the three months ended September 30, 2006, an increase of $2.0 million, or 32%, compared to $6.2 million for the three months ended September 30, 2005.  Approximately $0.9 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.4 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million.  Approximately $1.1 million of the increase is attributable to the addition of the Sea Venture which was acquired for $4.1 million and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and an increase of $1.3 million is attributable to the amortization of drydocking expenditures related to the New York, the Jacksonville, the Charleston and the Groton which were completed at costs of approximately $6.1 million, $6.0 million, $5.2 million and $5.2 million in November 2005, December 2005, July 2006 and August 2006, respectively.  These increases were offset by the reduction in amortization for the Chemical Pioneer of $1.2 million, as the amortization of its 2003 drydocking expenditures was completed in April 2006.

          Interest Expense.  Interest expense was $5.7 million for the three months ended September 30, 2006, an increase of $3.7 million, compared to $2.0 million for the three months ended September 30, 2005.  The increase is attributable to a higher average outstanding debt balance coupled with an increase in interest rates and the amortization of debt financing fees partially offset by an increase in capitalized interest.  The average effective interest rate for the three months ended September 30, 2006 was 10% compared to 6% for the three months ended September 30, 2005.  See “Recent Developments – Financing” for more information about our financing activities.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $2.0 million for the three months ended September 30, 2006, an increase of $1.7 million, compared to $0.3 million for the three months ended September 30, 2005.  The increase is primarily attributable to higher interest rates received on substantially increased invested balances.  At September 30, 2006 we had approximately $27.1 million in cash and cash equivalents and $226.9 million in escrow accounts to fund the construction of three of our new ATBs and to fund our remaining commitment to the Joint Venture, compared to cash and cash equivalents of $34.9 million at September 30, 2005.

          Loss on Debt Extinguishment.  The refinancing of our credit facility in August 2006 resulted in a $2.5 million loss on debt extinguishment, representing the write-off of certain deferred financing costs associated with the debt that was repaid.

          Gain on Termination of Hedge.  In connection with the refinancing of our credit facility in August 2006, we terminated the interest rate swap agreements we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income.  Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Statements of Operations.  For information on our current interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision (Benefit) for Income Taxes.  The Partnership is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns.  Chemical Pioneer Inc., a corporate subsidiary of the Partnership, is subject to federal, state and local income taxes.  The provision for income taxes for the three months ended September 30, 2006 was $0.7 million, compared to a benefit for income taxes of $0.1 million for the three months ended September 30, 2005.  The increase is attributable to an increase in the pre-tax operating income at our corporate subsidiary, due to increased revenue rates coupled with a reduction in drydock amortization expenses, as the 2003 drydocking expenditures for the Chemical Pioneer became fully amortized in April 2006.

          Minority Interest in Joint Venture Losses.  For the three months ended September 30, 2006, we recorded minority interest in Joint Venture losses of $0.3 million, relating to the 60% of the Joint Venture owned by third parties.

          Net (Loss) Income.  The net loss for the three months ended September 30, 2006 was $0.4 million, a decrease of $4.8 million, compared to net income of $4.5 million for the three months ended September 30, 2005.  An increase in interest expense of $3.7 million, a loss on debt extinguishment of $2.5 million and a reduction in operating income of $1.9 million were the primary reasons for the decrease in net income.  These amounts were partially offset by a $1.9 million gain on the hedge termination and a $1.7 million increase in interest income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

          Voyage Revenue.  Voyage revenue was $113.3 million for the nine months ended September 30, 2006, an increase of $13.9 million, or 14%, as compared to $99.4 million for the nine months ended September 30, 2005 due primarily to the addition of the Houston and the Sea Venture which contributed $14.8 million of revenue.  An increase in time charter equivalent rates of approximately 5% on the remaining fleet added approximately $4.9 million of revenue. Time charter equivalent rates were positively impacted by stronger spot market rates as a result of improved weather conditions, more efficient voyage turnaround and increased fuel surcharges as a result of the type of contracts in effect during the period. Contracts of affreightment and consecutive voyage charters generally provide for fuel surcharges that are designed to protect us against increases in fuel prices. Fuel surcharges were $6.4 million for the nine months ended September 30, 2006 compared to $3.9 million for the nine months ended September 30, 2005. These increases were partially offset by a $5.8 million decrease in revenues attributed to increased days offhire, due to the timing of drydocks in 2006 compared to 2005. There will be an additional two drydocks in the fourth quarter for the Chemical Pioneer and the Mobile.

          Vessel Operating Expenses.   Vessel operating expenses were $44.5 million for the nine months ended September 30, 2006, an increase of $9.7 million, or 28%, as compared to $34.7 million for the nine months ended September 30, 2005. The addition of the Houston and the Sea Venture added $8.1 million of vessel operating expenses during the nine month period. As a percentage of revenue, vessel operating expenses increased to 39.2% for the nine months ended September 30, 2006 from 34.9% for the nine months ended September 30, 2005. This percentage increase is partially attributable to the impact of the drydockings. During drydockings, while a vessel is out of service and not earning revenue, certain vessel operating expenses continue to be incurred, such as crew wages and insurance. The addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases and higher repairs and maintenance expenses also contributed to this increase.

          Voyage Expenses.   Voyage expenses were $21.2 million for the nine months ended September 30, 2006, an increase of $3.3 million, or 18%, as compared to $17.9 million for the nine months ended September 30, 2005. The increase was due to the addition of the Houston and the Sea Venture, which contributed $3.1 million in voyage expenses, coupled with increased bunker expenses compared to the same period in 2005. As discussed above in voyage revenue, a significant portion of the fuel increases result in increased revenues in the form of a fuel surcharge. These increases were partially offset by reduced voyage expenses incurred as a result of drydockings during the nine months ended September 30, 2006 compared to the same period in 2005.

          General and Administrative Expenses.   General and administrative expenses were $9.5 million for the nine months ended September 30, 2006, an increase of $1.6 million, or 20%, as compared to $7.9 million for the nine months ended September 30, 2005.  The increase is attributable to increases in personnel, accounting and legal advisory fees as well as costs incurred pursuing acquisitions and growth opportunities for our business, combined with a $0.4 million payment to MMG for the option cancel the fourth barge scheduled to be constructed at that yard.  During the nine months ended September 30, 2006, we incurred $0.5 million of legal and accounting fees related to the closing of the Joint Venture.  During the nine months ended September 30, 2005, we incurred approximately $0.4 million of expenses pursuing acquisitions that ultimately were not consummated.

          Related Party Fee.  In connection with the debt and equity financings in August 2006, we expensed $0.3 million for advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling”), an affiliate of the entity that directly controls our general partner. There were no related party fees to Sterling in the nine months ended September 30, 2005.

          Depreciation and Amortization.  Depreciation and amortization was $23.0 million for the nine months ended September 30, 2006, an increase of $4.5 million, or 24%, compared to $18.6 million for the nine months ended September 30, 2006.  Approximately $2.6 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.4 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million.  Approximately $1.4 million of the increase is attributable to the addition of the Sea Venture which was acquired for $4.1 million and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and an increase of $2.5 million is attributable to the amortization of drydocking expenditures related to the New York, the Jacksonville, the Charleston and the Groton which were completed at a cost of approximately $6.1 million, $6.0 million, $5.2 million and $5.2 in November 2005, December 2005, July 2006 and August 2006, respectively.  These increases were offset by the reduction in amortization for the Chemical Pioneer of $2.1 million, as the amortization of its 2003 drydocking expenditures was completed in April 2006.

          Interest Expense.  Interest expense was $9.1 million for the nine months ended September 30, 2006, an increase of $4.4 million, compared to $4.6 million for the nine months ended September 30, 2005.  The increase is attributable to a higher average outstanding debt balance during the third quarter 2006 coupled with an increase in interest rates and amortization of debt financing fees partially offset by an increase in capitalized interest.  The average effective interest rate for the nine months ended September 30, 2006 was 8% compared to 6% for the nine months ended September 30, 2005.  See “Recent Developments – Financing” for more information about our financing activities.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $2.3 million for the nine months ended September 30, 2006, an increase of $1.6 million, compared to $0.7 million for the nine months ended September 30, 2005.  The increase is primarily attributable to higher invested balances.  At September 30, 2006 we had approximately $27.1 million in cash and cash equivalents and $226.9 million in escrow accounts for the construction of our ATBs and to fund our remaining commitment to the Joint Venture, compared to cash and cash equivalents of $34.9 million at September 30, 2005.

          Loss on Debt Extinguishment.  The refinancing of our credit facility in August 2006 resulted in a $2.5 million loss on debt extinguishment, representing the write-off of certain deferred financing costs associated with the debt that was repaid.

          Gain on Termination of Hedge.  In connection with the refinancing of our credit facility in August 2006, we terminated the interest rate swap agreements that we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income.  Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Statements of Operations.  Subsequent to the termination of the interest rate swap agreements, we entered into a new interest rate swap agreement to minimize the risk associated with the amended credit facility.  For information on our current interest rate swap agreements, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision (Benefit) for Income Taxes.  The provision for income taxes was $1.2 million for the nine months ended September 30, 2006, compared to a benefit for income taxes of $0.5 million for the nine months ended September 30, 2005.  This increase is attributable to an increase in pre-tax operating income in our corporate subsidiary which was due to increased revenue rates coupled with a reduction in drydock amortization expense due to the completion in April 2006 of the amortization of the 2003 drydocking of the Chemical Pioneer.

          Minority Interest in Joint Venture Losses.  For the nine months ended September 30, 2006, we recorded minority interest in Joint Venture losses of $0.3 million, relating to the 60% of the Joint Venture owned by third parties.

          Net Income.  Net income for the nine months ended September 30, 2006 was $6.8 million, a decrease of $10.2 million, or 60%, compared to net income of $17.0 million for the nine months ended September 30, 2005.  An increase in interest expense of $4.4 million, a loss on debt extinguishment of $2.5 million, an increase in income tax expense of $1.7 million and a reduction in operating income of $5.4 million were the primary reasons for the decrease in net income.  These amounts were partially offset by a $1.9 million gain on the termination of our then existing interest rate swap agreements and a $1.6 million increase in interest income.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $21.5 million for the nine months ended September 30, 2006, a decrease of $11.4 million, or 35%, compared to $32.9 million for the nine months ended September 30, 2005.  The decrease is primarily the result of a $22.3 million increase in drydock expenditures, a $1.0 million decrease in operating results, (after adjusting for non-cash depreciation and amortization), a $0.9 million increase in current income taxes and a $2.8 million increase in cash interest expense, net of interest income, due to an increase in higher average debt balances and increased interest rates, partially offset by an $15.8 million favorable working capital fluctuation.

Investing Cash Flows

          Net cash used in investing activities totaled $285.7 million for the nine months ended September 30, 2006, an increase of $245.5 million, compared to $40.2 million for the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, net cash of $226.9 million was transferred to escrow accounts, the funds from which will be used to finance the construction of ATBs and the remainder of our capital commitment to the Joint Venture formed to construct new tankers.  We also made $50.7 million of progress payments toward the construction of the ATBs and the Joint Venture made $27.9 million of progress payments toward the construction of tankers.  These expenditures were offset by a $21.0 million payment received from SENESCO in connection with the settlement agreement.  In the nine months ended September 30, 2005, $40.8 million was used to purchase the Houston and to fund the construction of our first ATB.

          The amounts received from or paid to Hess pursuant to the Hess Support Agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price of the ITBs purchased from Hess at the end of the Hess Support Agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeds the support rate set forth in the Support Agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the Support Agreement.  Once Hess has been fully reimbursed for all payments made under the Support Agreement, we must pay Hess 50% of any remaining excess.  Payments to Hess, net of payments received from Hess, under the Support Agreement were $0.9 million for the nine months ended September 30, 2006.  Advances from Hess, net of payments to Hess, under the Support Agreement were $0.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, five ITBs were covered by the Support Agreement.  One ITB is under contract with Hess at a charter rate less than the support rate.  This vessel will be covered by the Support Agreement upon any termination of that contract.

Financing Cash Flows

           Net cash provided by financing activities was $281.3 million for the nine months ended September 30, 2006, an increase of $269.3 million, compared to net cash provided by financing activities of $12.0 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, prior to refinancing our credit facility, we borrowed $25.0 million under the revolver portion of our then existing credit facility to finance the construction of the ATBs and to fund a $5.0 million deposit for a shipyard slot to build tankers, which was subsequently credited against our $70.0 million capital commitment to the Joint Venture. We also made scheduled debt payments of $0.9 million. At refinancing, we received gross proceeds of $350.0 million from the debt facilities and $79.1 million from the equity offering (including approximately $1.6 million that our general partner was required to contribute to maintain its 2% interest in us). These proceeds were used to pay our then current credit facility of $127.1 million and the $25.0 million outstanding revolver balance. Equity issuance fees of $2.8 million and deferred financing costs of $11.6 million were also paid from the proceeds. Additionally, the Joint Venture received $27.6 million from the Joint Venture Investors and paid $14.1 million in equity offering costs and deferred financing costs of $13.0 million. Subsequent to the refinancing, the Joint Venture borrowed $13.9 million under its revolving credit facility and we made scheduled debt repayments of $0.6 million under our new credit facility. Additionally, in the nine months ended September 30, 2006, $1.9 million was provided from the proceeds received on the termination of hedge and we paid $21.0 million of distributions to partners. In the nine months ended September 30, 2005, we borrowed $30.0 million to finance the purchase and drydocking of the Houston and incurred $0.2 million of financing fees associated with this transaction. Additionally, we made scheduled debt repayments of $1.1 million and paid $16.7 million of distribution to partners.

Payments of Distributions

          On October 30, 2006, the board of directors of US Shipping General Partner, LLC, our general partner, declared a quarterly distribution to unitholders of $0.45 per unit in respect to the quarter ended September 30, 2006, payable on November 15, 2006 to unitholders of record on November 10, 2006.

          The board of directors also declared quarterly distributions to unitholders of $0.45 per unit in respect to each of the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005 to unitholders of record on August 10, 2006, May 10, 2006 and February 10, 2006, respectively. These distributions were paid on August 15, 2006, May 15, 2006 and February 15, 2006, respectively.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repairs and maintenance twice every five years (once every five years with a Coast Guard waiver and a mid-period underwater survey in lieu of drydocking), and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and, in the future, may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          During 2005, we placed three vessels, the newly purchased Houston, the New York and the Jacksonville, in drydock.  The Houston drydock was completed in October 2005 at a cost of $3.1 million.  The ITB New York drydock was completed in November 2005 at a cost of $6.1 million and the ITB Jacksonville was completed in December 2005 at a cost of $6.0 million.  In January 2006, we placed the Sea Venture in drydock, which was completed in June 2006 at a cost of approximately $9.9 million. The Charleston drydock was completed in July 2006 at a cost of $5.2 million and the Groton drydock was completed in August 2006 at a cost of $5.2 million.  In the fourth quarter of 2006, the Chemical Pioneer and the Mobile will be placed in drydock at an estimated cost of $4.1 million (which includes approximately $0.5 million of one-time additional changes to the cargo carrying capacity of the vessel to accommodate a contract that has been entered into and is expected to be accretive), and $5.1 million, respectively.  The Baltimore and the Philadelphia are scheduled for drydock in 2007.  For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker drydocks will cost approximately $3.5 million to $5.0 million per vessel, the Houston drydock will cost approximately $3.0 million and the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel.  While drydocked, each of our ITBs will be out of service for approximately 50 to 60 days, each parcel tanker and the Houston will be out of service for approximately 35 to 50 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and payment of our debt.

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

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine months ended September 30,

	2006	2005

Maintenance capital expenditures	$20,932	$28,331
Expansion capital expenditures - ATBs	37,866	15,335
Expansion capital expenditures - Tankers	29,876	—

Total capital expenditures	$88,674	$43,666

We are currently conducting a study of either retrofitting the ITBs with an internal double hull or repurposing the ITBs to carry products other than petroleum products, or a combination of the two.  We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012-2014.  We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date – likely concurrent with a regularly scheduled drydock – if we believe market conditions to be favorable.  As previously disclosed, we have received preliminary advice from the United States Coast Guard that the aggregate weight of the additional steel to be added in connection with the retrofit of our ITBs is in excess of the weight that can be added in a foreign shipyard without losing the Jones Act qualification for the vessel.  We have appealed this decision, but even if the decision is not reversed, we believe we would still be able to complete a substantial portion of the retrofit in a foreign shipyard, substantially reducing costs.

Liquidity Needs

          Our primary short-term liquidity needs are to make scheduled debt and interest payments, pay our quarterly distributions, make progress payments related to our new build ATB units under construction, to fund construction costs of tankers, and to fund general working capital requirements and drydocking expenditures.  Our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units currently under construction.  Maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under new amended and restated credit facility.  Our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

Contractual Commitments and Contingencies

          As a result of the debt and equity financings completed on August 7, 2006, our contractual commitments and contingencies have changed significantly.  As of September 30, 2006 our contractual commitments and contingencies were as follows:

	Payments Due by Period

	Total	Less than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years

Long term debt (2)	$363,241	$625	$7,500	$5,000	$350,116
ATB unit commitments (3) (4)	249,367	35,338	214,029	—	—
Joint Venture commitment (4) (5)	1,001,585	4,861	373,646	386,310	236,768
Non-cancelable operating leases	5,681	447	2,576	856	1,802

Total contractual obligations	1,619,874	41,271	597,751	392,166	588,686
Less: sublease rent (6)	2,989	74	921	642	1,352

Total contractual obligations, net	$1,616,885	$41,197	$596,830	$391,524	$587,334

(1)	Represents commitments for the period of October 1, 2006 through December 31, 2006.
(2)

Does not include any payments on the $60.0 million delayed draw term loan or draws under our revolving credit facilities as there have not been any draws under either as of September 30, 2006.  Includes $13.9 million of the Joint Venture’s revolving credit facility.

(3)

We have the option to cancel one barge at any time prior to May 1, 2007 at a cost of up to $5.7 million, depending on when we exercise our option to cancel.  If we exercise this cancellation option, our total ATB unit commitment will be $206.6 million.

(4)	Amounts exclude capitalized interest.
(5)

Represents the amounts necessary to build all nine tankers under the NASSCO contract, of which the Partnership is only committed to contribute its remaining capital contribution commitment to the Joint Venture of $51.6 million.  Based upon our current funding expectations, of the $51.6 million remaining capital contribution commitment, $1.2 million is due in 2006 and the balance between 2007 and 2009.  The Partnership’s commitments are limited to the $51.6 million based on the expectations that the obligations of the Joint Venture will be non-recourse to it.  Additionally, although the Partnership does not expect to, it can opt not to build tankers six through nine at a penalty of up to $10.0 million per tanker.

(6)	We sublease approximately 75% of our subleased New York office space to certain companies affiliated with our Chairman and Chief Executive Officer.

New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation Number, or FIN, 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective for fiscal years beginning after December 15, 2006.

FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions.  We are currently reviewing this pronouncement.

          In September 2006, the FASB issued Statement of Financial Accounting Standards, or FAS, No. 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  We are currently reviewing this pronouncement.

          In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron curtain” method.  Under the new model, commonly referred to as the “dual approach,” quantification of errors is required under both the "iron curtain" and the "roll-over" methods.  SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “ ;dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We are currently reviewing this pronouncement.

Related Party Transactions

          Hess Support

          Hess is one of our significant customers. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for each of the three months ended September 30, 2006 and 2005 were $3.2 million.  For the nine months ended September 30, 2006 and 2005, voyage revenues from Hess were $9.6 million and $9.5 million, respectively.   We had a payable to Hess under the Support Agreement of $0.2 million at September 30, 2006 and a receivable from Hess under the Support Agreement of $0.3 million at December 31, 2005.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by our general partner.  These amounts are reimbursable by us pursuant to the partnership agreement.  Reimbursable amounts expensed by us were $11.7 million and $9.6 million, respectively, for the three months ended September 30, 2006 and 2005 and $34.1 million and $27.4 million, respectively, for the nine months ended September 30, 2006 and 2005.

          On August 7, 2006, in order to maintain its 2% ownership, relative to the new equity units issued, our general partner was required to make a capital contribution of approximately $1.6 million.  To make this contribution, the general partner issued us a promissory note which was repaid from distributions on the general partner units made on August 15, 2006.

          New York Office

          On September 23, 2005, we entered into a ten-year lease for office space for our New York City office.  We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer.  The affiliated companies pay their portion of the rent in advance of our making the rental payment.  We have provided a letter of credit totaling $0.2 million to secure final payments of the lease commitment.  We have been reimbursed 75% of the cost of providing the letter of credit and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  In the three and nine months ended September 30, 2006, we paid $99 thousand and $165 thousand, respectively, in connection with the lease and received $74 thousand and $123 thousand, respectively from our related parties.

          The Blackstone Group and Affiliates

          As a result of the formation of the Joint Venture, we consider the Joint Venture Investors to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10.8 million to the Joint Venture Investors.  Since August 7, 2006, the Joint Venture has paid interest on its revolving credit agreement totaling $0.7 million to Joint Venture Investors.

          Sterling Investment Partners

          In connection with the debt and equity financings, we expensed a fee of $0.3 million relating to advisory services provided by Sterling Investment Partners Advisors LLC ("Sterling"), an affiliate of the entity that directly controls our general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1.5 million to Sterling. The portion of the $1.5 million related to the issuance of the Joint Venture equity was recorded as a charge to the equity raised and the portion related to the issuance of debt was recorded as deferred financing costs.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the nine months ended September 30, 2006, a 1% change in our variable interest rates would have increased our interest expense by $0.5 million for the nine months ended September 30, 2006, after taking into effect the interest rate swap agreements we had in effect  as described below.

          We utilize interest rate swaps as management considers appropriate to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by Statement of Financial Accounting Standards No. 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

          We had one interest rate swap agreement as of September 30, 2006.  The intent of this agreement is to reduce interest rate risk by swapping an unknown variable interest rate, three-month LIBOR, reset quarterly, for a fixed rate. As of September 30, 2006 the fair value of the interest rate swap was a loss of $2.1 million. The following is a summary of the economic terms of this agreement at September 30, 2006:

Notional amount	$124,687,500
Fixed rate paid	5.3550%
Variable rate received	5.3668%
Effective date	8/15/2006
Expiration date	8/6/2012

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million.  To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.  As of September 30, 2006 the fair value of the foreign currency hedge was approximately $0.5 million.

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

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

          We are subject to various claims and lawsuits in the ordinary course of business for monetary relief principally from personal injuries, collision or other casualty and to claims arising under vessel charters.  Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows.  We are subject to deductibles with respect to our insurance coverage which range up to $0.15 million per incident, and we provide on a current basis for estimated payments thereunder.

ITEM 1A.	Risk Factors

          The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the year ended December 31, 2005:

           In order to address completion issues experienced by Southern New England Shipyard Company, or SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct an ATB unit and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. We currently expect that the net cost to construct the ATB unit, after giving effect to the payment of $21.0 million by SENESCO, will be approximately $70.0-$71.0 million, net of estimated credits and other legal claims of approximately $1.4 million we believe we are entitled to. We have paid $35.0 million through September 30, 2006 in connection with the construction of the ATB. These amounts are exclusive of capitalized interest. This ATB unit is scheduled to be delivered in April 2007 and is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit's anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, our recently acquired chemical parcel tanker, until the ATB unit is completed. Our ability to complete this ATB by April 2007 at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor, our ability to obtain the credits and other reimbursements we believe we are entitled to, as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

           On August 7, 2006, we issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds. We paid $2.2 million of underwriting and structuring fees. These class B units are subordinated to our common units, but senior to our existing subordinated units and, if approved by unitholders, will be converted into our common units. If conversion of these class B units is not approved by the common unitholders by February 3, 2007, the minimum quarterly distribution on these class B units will be increased to $0.5175, compared to the minimum quarterly distribution on our common units and existing subordinated units of $0.45. These class B units will vote as a single class with the common units, except that they shall be entitled to vote as a separate class on any matter that adversely affects their rights or preferences.

Proceeds received:
Sale of 3,123,205 Class B units at $17.12 per unit	$53,469
Sale of 1,310,375 common units at $18.34 per unit	24,033
Additional issuance to general partner	1,582

$79,084

Use of proceeds:
Joint Venture escrow account	$52,363
ATB escrow account	22,818
Underwriting and structuring fees	2,180
Professional fees and other offering costs	597
Working capital	1,126

$79,084

          The proceeds from the sale of these equity securities, as well as the issuance of $100.0 million of our 13% senior secured notes due 2014 and the amendment and restatement of our credit facility were used as follows:  (i) to fund $182.6 million into an escrow account to be used solely for the construction of at least three new ATBs; (ii) to fund up to $70.0 million of capital contributions into the Joint Venture; (iii) to refinance of $152.1 million of indebtedness outstanding under our credit facility: (iv) to pay fees and expenses incurred in connection with these transactions; and (v) for general corporate purposes.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits

Exhibit Number	Description

4.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P.
10.1

Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent and CIBC World Markets Corp. and Lehman Brothers, Inc. , as Joint Lead Arrangers and Joint Bookrunners.

10.2	Amendment No. 1 as of August 7, 2006 to the Third Amended and Restated Credit Agreement.
10.3

Limited Liability Company Agreement of USS Product Investors LLC dated August 7, 2006 (Confidentiality requested; confidential portions have been omitted and filed separately with the Securities and Exchange Commission, as required by Rule 24b-2)

31.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

U.S. SHIPPING PARTNERS L.P.

	By:	US Shipping General Partner LLC,
its general partner

	by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer (principal executive officer)

	by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer (principal financial and accounting officer)