Form 10-K
period 2006-12-31
U.S. Shipping Partners L.P.
filed 2007-03-16
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates as of June 30, 2006, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $145,727,000. The number of the registrant’s common units outstanding as of March 15, 2007 was 11,333,548. At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
2006 ANNUAL REPORT ON FORM 10-K
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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to make cash distributions on the units and to pay interest on, and principal of, our indebtedness;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, refined petroleum products;
•

potential reductions in the supply of tank vessels due to restrictions set forth by the Oil Pollution Act of 1990 (“OPA 90”) and increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;
•	the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;
•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;
•	the absence of disputes with our customers;
•	our ability to maximize the use of our vessels;
•	expected financial flexibility to pursue acquisitions and other expansion opportunities;
•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;
•	our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;
•	estimated future maintenance capital expenditures;
•	the absence of future labor disputes or other disturbances;
•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;
•	expected increases in charter rates;
•	future consolidation in the domestic tank vessel industry;
•	customers’ increasing emphasis on environmental and safety concerns;
•	continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;
•	our future financial condition or results of operations and our future revenues, expenses and liquidity; and
•	our business strategy and other plans and objectives for future operations.

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

          Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	insufficient cash from operations;
•	a decline in demand for refined petroleum, petrochemical and commodity chemical products;
•	a decline in demand for or an increase in tank vessel capacity;
•	intense competition in the domestic tank vessel industry;
•	the occurrence of marine accidents or other hazards;
•	the loss of any of our largest customers;
•	fluctuations in voyage charter rates;
•	the availability of, and our ability to consummate, vessel acquisitions;
•	insufficient funds to finance the construction of new vessels we are committed to construct;
•	delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;
•

adverse events affecting the joint venture formed to construct up to nine product tankers, including replacement of us as manager of, or our loss of control of the board of directors of, such joint venture;

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;

•	increases in interest rates;
•	weather interference with our customers’ or our business operations;
•	changes in international trade agreements;
•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);
•	modification or elimination of the Jones Act; and
•	adverse developments in our marine transportation business.

Please read Risk Factors in Item 1A of this report for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

PART I

ITEM 1.  BUSINESS

          Unless the context otherwise requires, throughout this report the words “U.S. Shipping Partners,” “the Partnership,” “we,” “us,” and “our” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

Our Partnership

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Our existing fleet consists of ten tank vessels: six integrated tug barge units (“ITBs”); one product tanker; and three chemical parcel tankers. With the addition of four tug barge units (“ATB units”) currently under construction and an option to build a fifth ATB unit, we are adding double-hull newbuilds to our fleet that are in compliance with OPA 90 that will serve customers in both the refined petroleum product and chemical markets. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

          Our market is largely insulated from direct foreign competition because the Jones Act restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. All of our vessels are qualified to transport cargo between U.S. ports under the Jones Act.

          We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess (“Hess”) that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Three of our ITBs are currently operating under time charters, two are currently operating in the spot market, and one is operating on a consecutive voyage charter. Regardless of rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

          We acquired the first two of our parcel tankers, the Chemical Pioneer and the Charleston, in May 2003 and April 2004, respectively. These tankers primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical, Shell and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Charleston and the Chemical Pioneer through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts.

          In September 2005, we acquired the Houston, formerly the Gus W. Darnell, from the Wilmington Trust Company. The vessel is a Jones Act coastwise double hulled product tanker built in 1985.  Since it entered service on October 13, 2005, the vessel is trading in clean petroleum products in the coastwise Jones Act trade and the multi-year time charter, which began in June 2006, accounts for 100% of its usable capacity.

          In November 2005, we acquired the Sea Venture, a double-bottomed chemical parcel tanker. The vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks. The vessel began operating in June 2006 after an extensive drydock and was put in service covering the chemical contracts of our first ATB under construction and will continue in this capacity through the projected delivery of that ATB in the second quarter of 2007. After delivery of the ATB, this vessel will operate under contracts with PPG, Sunoco and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Sea Venture through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts.

          In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build an ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB unit and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. Although we are still targeting this ATB to be completed by April 30, 2007, and have offered delivery bonuses if that date, or an earlier date, is met, weather-related delays in February and labor shortages in 2007 have made it more likely that the ATB will be delivered to us in May 2007. Upon the completion of construction activities, we must conduct commissioning, sea trials and other tests prior to delivery and the vessel entering commercial service. As a result, we expect this ATB to enter our chemical trade and begin earning revenue during the last half of the second quarter of 2007 given the current state of completion and pace of construction. We currently estimate the cost of the ATB unit, including owner furnished equipment, after giving effect to the payment of $21.0 million by SENESCO, but excluding capitalized interest (which aggregated $4.1 million at December 31, 2006) and credits and other legal claims that we believe we can recover, will be approximately $80.0 million. This ATB unit is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, one of our chemical parcel tankers, until the ATB unit is completed. Our ability to complete this ATB on a timely basis at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and pay interest on, and principal of, debt.

          In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have paid $0.5 million for the option to cancel one barge prior to June 18, 2007. If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which will aggregate $3.8 million). We have also paid $0.8 million of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if we decide not to proceed with that vessel. In 2006, we also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by May 1, 2007. The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of December 31, 2006 relating to this series of ATBs is $1.7 million. We expect the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009.

          Our wholly-owned subsidiary USS Product Carriers LLC (“Product Carriers”) entered into a contract, effective March 14, 2006, with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight ton (“dwt”) double-hulled tankers, and the option to construct five additional tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months. We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion, exclusive of capitalized interest. The base contract price is subject to increase based on increases in certain published price indexes. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, we entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five petroleum tankers. See “--Our Vessels-New Product Tankers,” below for a more detail description of the Joint Venture.

          Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships that generate 90% or more of their gross income for every taxable year from “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently transporting, and is expected to continue to transport, specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture may transport either specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes or chemical products that generally generate non-qualifying income. We are operating the Chemical Pioneer in a corporate subsidiary because it primarily conducts operations that do not generate qualifying income. Dividends received from this corporate subsidiary constitute qualifying income. Excluding the Chemical Pioneer, we estimate that less than 9% of our income for the year ended December 31, 2006 is not qualifying income; however, this percentage could change from year to year.

Business Strategies

Our primary business strategies are to:

•

Operate our fleet safely and efficiently to meet the most stringent customer vetting and industry standards and remain a preferred supplier to major oil and chemical companies. Major oil and chemical companies place particular emphasis on strong environmental and safety records and efficient operations. We believe we are a high quality, cost-efficient and reliable tank vessel operator. We intend to continue improving our operational safety and efficiency through the use of new technology and comprehensive training programs for new and existing employees. We also intend to minimize off-hire time and costs by emphasizing efficient scheduling and timely completion of planned and preventative maintenance both on-shore and at sea. This maintenance, combined with the twin redundant engine configuration on our ITBs, has allowed us to average a very low rate of unscheduled off-hire days per ITB per year over the past five years. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe has enabled us to attract highly-selective customers.

•

Contract a high proportion of our capacity with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles, while maintaining some flexibility to respond to changing market conditions. Vessels operating on time charters or contracts of affreightment generally provide more predictable cash flow, while vessels operating under spot charters may generate increased profit margins during periods of increasing charter rates. We pursue a strategy of emphasizing longer-term contracts, while preserving operational flexibility to take advantage of changing market conditions. Four of our six ITBs are operating under contracts that have been in effect, or renewed, for at least one year. Our remaining two ITBs are currently operating in the spot market. However, the Hess support agreement effectively provides us with minimum fixed rates for our six ITBs through September 13, 2007, subject to certain limited exceptions. Upon entering service in October 2005, our product tanker, the Houston, operated in the spot market until it began a multi-year time charter in mid 2006. Two of our parcel tankers, the Chemical Pioneer and the Charleston, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical, Shell and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Charleston and the Chemical Pioneer through 2008. The Sea Venture, a double-bottomed chemical parcel tanker, began operating in June 2006 after an extensive drydock and was put in service covering the chemical contracts of our first ATB under construction and will continue in this capacity through the projected delivery of that ATB in the second quarter of 2007. After delivery of the ATB, this vessel will operate under contracts with PPG, Sunoco and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Sea Venture through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts.

•

Expand our fleet and address OPA 90 phase-out requirements through accretive strategic acquisitions and construction of new vessels. We have grown successfully in the past through strategic acquisitions. In September 2002 we acquired our six ITBs from Hess, and acquired our Chemical Pioneer and Charleston parcel tankers in May 2003 and April 2004, respectively. In 2004, we contracted for the construction of an ATB, the delivery of which is currently scheduled for the second quarter of 2007. In 2005 we made two vessel acquisitions, the Houston and the Sea Venture. In 2006, we contracted for the construction of four additional ATBs, with anticipated delivery in August 2008, November 2008, August 2009, and if the cancellation option for the fourth ATB is not exercised, November 2009. In 2006, we also entered into a joint venture for the construction of up to nine new petroleum product/crude oil tankers with anticipated deliveries beginning in 2009. We expect to continue this strategy by consistently surveying the marketplace to identify and pursue acquisitions, as well as newbuilding opportunities, that expand the services and products we offer or that expand our geographic presence. We are currently conducting a study of either retrofitting the ITBs with an internal double hull or repurposing the ITBs to carry products other than petroleum products, or a combination of the two. We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012 to 2014. We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date, likely concurrent with a regularly scheduled drydock, if we believe market conditions to be favorable. A retrofit of the ITBs would reduce the carrying capacity of the vessels, which will negatively impact charter rates we would receive in respect of these vessels. The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof. Our ability to expand our fleet and address OPA 90 phase-out requirements will depend on our ability to finance such acquisitions and construction, which is limited by the terms of our existing indebtedness. While we will be required to make capital expenditures either to bring our ITBs in compliance with OPA 90 or replace them with newbuilds, we also plan to continue our strategy of vessel acquisitions.

Principal Executive Offices

          Our principal executive offices are located at 399 Thornall Street, 8th Floor, Edison, New Jersey 08837, and our phone number is (732) 635-1500. We also lease additional office space in New York, NY for use by our chairman and certain other personnel.

Overview Of Our Industry

Introduction

          We participate in the U.S. flag coastwise long-haul marine transportation of refined petroleum, petrochemical and commodity chemical products. Coastwise marine transportation of bulk liquids is primarily performed by tank vessels, including deep-sea self propelled vessels, ITBs, ATBs and unmanned tank barges. U.S. flag tank vessels generally transport products between ports in the continental United States (including through the Panama Canal) or between mainland ports and Puerto Rico, Alaska or Hawaii, although these vessels may at times transport products internationally. Tank vessels provide a vital link in the transportation of these products in the United States.

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

Methods of Transporting Refined Petroleum, Petrochemical and Commodity Chemical Products

          Refined petroleum products are transported by pipelines, marine transportation, truck and railroads. Pipelines are the most efficient mode of transportation for long-haul movement of refined petroleum products, followed by tank vessels. Rail and truck transportation of these products are more cost-effective only over short distances and, therefore, they account for only a small percentage of total ton miles transported. The carrying capacity of a 30,000 dwt tank vessel, which can transport approximately 225,000 barrels of refined petroleum products, is equivalent to approximately 378 average-size rail tank cars and approximately 945 average-size tractor trailer tank trucks. Marine transportation provides a vital link between a number of major refined petroleum product producing and consuming regions of the United States. There are no pipelines connecting the major refining areas in the Pacific Northwest and the Texas and Louisiana region with consumption markets in California, or connecting the major refining areas in the Texas and Louisiana region to the consuming areas in Florida. The Northeastern United States, a significant consuming region, is served by capacity-constrained pipelines connecting with the refining areas in Texas and Louisiana.

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

Industry Trends

          We believe the following industry trends, will have a significant influence on our future performance:

          We believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States.  However, with the recent newbuilding programs entered into by us, the Joint Venture and one of our competitors, we expect that these new tankers will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term.  In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. In addition, these newbuilding programs may make the retrofitting of our ITBs uneconomical.

          Our market enjoys significant barriers to entry

          The Jones Act limitations on foreign owned and/or constructed vessels protect our market from foreign competition. Additionally, the scarcity of shipbuilding capacity in the United States is limiting the number of new ships that are constructed domestically.

          Demand for tank vessels continues to be strong

          This strong demand results principally from rising consumption of refined petroleum products and the importance of marine transportation in the distribution of refined petroleum, petrochemical and commodity chemical products. A major factor in determining tank vessel demand is domestic refined petroleum product consumption, which continues to rise. The Energy Information Administration of the Department of Energy projects that retail demand for refined petroleum products in the United States will increase between 2006 and 2030 at a compounded annual growth rate of approximately 1.1%. Although pipelines are a key component in the distribution chain, they do not reach all markets, may lack specific capacity to meet increasing demand and are not capable of transporting all refined petroleum products or economically transporting most chemical products. According to the Association of Oil Pipe Lines, waterborne transportation is the second-most used mode of transportation for refined petroleum products after pipelines. Many areas along the U.S. coast have access to refined petroleum, petrochemical and commodity chemical products only by marine transportation.

          Major oil and chemical companies are increasingly selective in their choice of tank vessel operators

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

          The domestic tank vessel industry is consolidating

          Partly as a result of OPA 90 and the corresponding capital requirements to replace or retrofit existing tank vessel fleets, we believe many smaller, independent tank barge companies may find it increasingly difficult to compete profitably. The continuation of this trend would provide us with opportunities both to acquire additional assets and add customers.

Our Vessels

          The following chart provides basic information regarding our existing fleet and vessels under construction and contracts for construction:

Vessel Name	Vessel Type	Deadweight Tonnage	Barrel Capacity	Current Charter Type

Jacksonville	ITB Unit	48,000	360,000	Spot
Groton	ITB Unit	48,000	360,000	Time
New York	ITB Unit	48,000	360,000	Spot
Baltimore	ITB Unit	48,000	360,000	Time
Philadelphia	ITB Unit	48,000	360,000	Consecutive Voyage
Mobile	ITB Unit	48,000	360,000	Time
Chemical Pioneer	Parcel Tanker	35,000	NA (1)	Contract of Affreightment
Charleston	Parcel Tanker	48,000	NA (1)	Contract of Affreightment
Sea Venture	Parcel Tanker	19,000	NA (1)	Contract of Affreightment (2)
Houston	Product Tanker	33,000	240,000	Time
Under Construction
ATB unit (3)	ATB Unit	19,999	140,000	Contract of Affreightment (4)
Four new ATB units (5)	ATB Unit	19,999/ATB unit	156,000/ATB unit	Under Negotiation (6)
9 new double-hulled tankers (7)	Product Tanker	49,000/Tanker	332,000/Tanker	Under Negotiation (6)

(1)	Capacity of a parcel tanker is not measured in barrel capacity, but deadweight tons.
(2)

The Sea Venture is operating under the ATB unit’s contracts of affreightment until delivery of such ATB unit, at which time the Sea Venture is expected to serve existing customers in our chemical parcel trade.

(3)	This ATB unit is currently under construction and is scheduled to be delivered in the second quarter of 2007.
(4)	Although contracts of affreightment are in effect for this vessel, it is still under construction and these contracts are being serviced by the Sea Venture until delivery of this ATB unit.
(5)

Represents four barges and tugs under contract for construction.  The first two new ATB units are scheduled to be delivered in late 2008 and the remaining two new ATB units are scheduled to be delivering in late 2009.  We have an option to cancel the last ATB unit by June 2007.

(6)	One vessel currently chartered under a long-term contract.
(7)	The first five tankers are being constructed by the Joint Venture, which has the option to also construct the remaining four tankers.

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

          All six ITBs are “sister vessels” of the same design and built to the same specifications. As sister vessels, we can operate them more efficiently because we can use common procedures with all the ITB units, while inventory management can be centralized and crews and officers can be interchanged among vessels. In addition, sister vessels allow us to substitute vessels in service and service the same contract with different vessels.

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

          Four of our ITBs are currently operating under contracts with major oil companies, three expire in December 2007, and the remaining one expires in January 2008. The remaining two ITBs are currently operating in the spot market under voyage charters; however, regardless of rates in the spot market, we are assured specified minimum rates for these vessels through September 13, 2007 under the Hess support agreement, subject to certain limited exceptions. Although our ITBs principally transport refined petroleum products, we will on occasion transport crude oil if requested by a customer.

          The ITBs are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be overhauled for major repair and maintenance twice every five years, or with a waiver from the Coast Guard, once every five years, with a mid-period underwater survey in lieu of drydocking.  During a drydocking an ITB is removed from service (typically for 50-70 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs for our ITBs will be approximately $6.0 million per vessel for work occurring in U.S. shipyards. We can also drydock the ITBs in foreign shipyards, where the drydocking costs are lower. However, if we choose to drydock an ITB unit in a foreign shipyard, the ITB may be off-hire, and therefore not earning any revenue, for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance. In addition to drydocking each ITB unit every five years, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires an ITB to be removed from service for three to five days.

          The following table sets forth information regarding the drydocking of our ITBs:

Vessel	Last Drydock	Costs (in thousands)	Days Off-Hire	Next Scheduled Drydock	Estimated Days Off-Hire (3)

Jacksonville(1)	2005	$6,022	70	2010	N/S
Groton(2)	2006	5,167	63	2011	N/S
New York(2)	2005	6,052	62	2010	N/S
Baltimore	2002	5,888	51	3Q 2007	60
Philadelphia	2002	4,705	64	4Q 2007	60
Mobile(2)	2006	5,134	59	2011	N/S

(1)	Delays in shipyard due to labor shortages as a result of Hurricane Katrina.
(2)	Drydocked outside the US; includes transit time to and from shipyard.
(3)	N/S – Not scheduled.

          We are currently exploring several “end-of-life” options for our ITB units as they reach their OPA 90 phase-out dates, including retrofitting our ITBs with an internal double-hull or constructing new vessels. A retrofit would involve installing double-sides internally in the existing forebody, rearranging ballast tanks and protectively coating all cargo and ballast tank structural steel. We have received preliminary advice from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification. We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $12.0-$15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard. If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock.  We estimate this retrofit will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels. The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

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

          For the years ended December 31, 2006, 2005 and 2004, five ITBs were covered. One ITB is under contract with Hess at a charter rate less than the Support Rate; this vessel will be covered by the support agreement upon any termination of that contract.

Product Tanker Fleet

          In September 2005, we acquired the Houston, a U.S. flagged, double-hulled product tanker qualified to trade in the Jones Act. The vessel, being double-hulled, has no OPA 90 phase-out date. The vessel is capable of carrying approximately 240,000 barrels of petroleum products. The vessel’s last drydock occurred in September 2005, immediately following our acquisition, at a cost of $3.1 million and its next drydock is required in 2008. The Houston, formerly the Gus W. Darnell, was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of six vessels that have been used primarily to deliver jet fuel to various locations around the world.

          The following table sets forth the specifications and highlights for our product tanker:

Deadweight Capacity (1)	30,610 dwt / 240,000 bbl
Service Speed	16 knots
Full load draft (summer)	36 feet
Hull Structure	Double-hull
Propulsion Type	Single slow speed diesel burning heavy fuel (IFO 380)
Fuel Consumption (at sea)	36 tons/day
Number of Cargo Segregations	7
Classification	American Bureau of Shipping (ABS) Cap II

(1)	A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

          In December 2005, we signed a multi-year time charter for the vessel through mid-2011. Since it entered service on October 13, 2005, the vessel is trading in clean petroleum products in the coastwise Jones Act trade and the multi-year time charter, which began in June 2006, accounts for 100% of its usable capacity.

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

          The following table sets forth the specifications and highlights of our parcel tankers:

	CHARLESTON	CHEMICAL PIONEER	SEA VENTURE

Deadweight capacity(1)	48,000 dwt	35,000 dwt	19,000 dwt
Service speed	16.0 knots	16.0 knots	14.8 knots
Full load draft (summer)	42.0 feet	35.656 feet	29.2125 feet
Hull structure	Double-bottom	Double-hull (non-OPA 90 compliant)	Double-bottom
Propulsion type	Slow-speed diesel	Steam turbine	Medium-speed diesel
Fuel consumption (at sea)	52 MT/Day (IFO 180)	75 MT/Day (IFO 380)	19.75 MT/Day (IFO 380)
Number of cargo segregations	26 different types of products	48 different types of products	21different types of products
Classification(2)	American Bureau of Shipping A1	American Bureau of Shipping A1	American Bureau of Shipping A1
Condition Assessment(3)	CAP II	CAP II	CAP II

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

          The Chemical Pioneer has over 40 cargo segregations and the Charleston and the Sea Venture each have over 20 cargo segregations, which are configured, strengthened and coated to handle various sized parcels of a wide variety of petroleum products and industrial chemicals, giving them the ability to handle a broader range of specialty refined petroleum, petrochemical and commodity chemical products than other chemical-capable product carriers. Many of the petroleum and chemical products we transport in our parcel tankers are hazardous substances and, therefore, require highly qualified management and crew to operate the vessel safely.

          Two of our parcel tankers, the Chemical Pioneer and the Charleston, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical, Shell and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Charleston and the Chemical Pioneer through 2008. The Sea Venture, a double-bottomed chemical parcel tanker, began operating in June 2006 after an extensive drydock and was put in service covering the chemical contracts of our first ATB under construction and will continue in this capacity through the projected delivery of that ATB in the second quarter of 2007. After delivery of the ATB, this vessel will operate under contracts with PPG, Sunoco and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Sea Venture through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while the vessel was in drydock. We operated under this arrangement from June 2004 through November 2004 and chartered in another vessel on a short-term basis to fulfill our obligations under our charter agreements covering the Charleston. We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel as long as they own it.

          Our parcel tankers are required by both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies to be drydocked twice in a five year period. During a drydocking the vessel is removed from service (typically for 35 to 60 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs to be $3.5 million to $6.0 million per vessel for work occurring in U.S. shipyards. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance.

          The following table sets forth information regarding the drydocking of our parcel tankers:

Vessel	Last Drydock	Costs (in thousands)	Days Offhire	Next Drydock

Charleston	2006	$5,157	58	3Q 2008
Chemical Pioneer	2006	$5,498	39	3Q 2008
Sea Venture (1)	2006	$9,866	129	2Q 2009

(1)

Extensive drydocking to bring the ship to our operational standards following acquisition. At the time of acquisition, this ship needed substantial repairs and maintenance including, among other things, coating most of the ballast and cargo tanks, completing special survey and other structural and mechanical repairs necessary to maintain an ABS CAP II rating.

Articulated Tug Barge Fleet

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

          In August 2004, we entered into a contract with SENESCO to build a 19,999 dwt ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. Although we are still targeting this ATB to be completed by April 30, 2007, and have offered delivery bonuses if that date, or an earlier date, is met, weather-related delays in February and labor shortages in 2007 have made it more likely that the ATB will be delivered to us in May 2007. Upon the completion of construction activities, we must conduct commissioning, sea trials and other tests prior to delivery and the vessel entering commercial service. As a result, we expect this ATB to enter our chemical trade and begin earning revenue during the last half of the second quarter given the current state of completion and pace of construction. We currently estimate the cost of the ATB unit, including owner furnished equipment, after giving effect to the payment of $21.0 million by SENESCO, but excluding capitalized interest (which aggregated $4.1 million at December 31, 2006) and credits and other legal claims that we believe we can recover will be approximately $80.0 million. This ATB unit is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, one of our chemical parcel tankers, until the ATB unit is completed. Our ability to complete this ATB on a timely basis at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and to pay interest on, and principal of, debt.

          In 2006, we entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have paid $0.5 million for the option to cancel one barge prior to June 18, 2007. If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which will aggregate $3.8 million). We have also paid $0.8 million of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if we decide not to proceed with that vessel. In 2006, we also entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by May 1, 2007. The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of December 31, 2006 relating to this series of ATBs is $1.7 million. We expect the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009. As of December 31, 2006, we have made payments totaling approximately $38.1 million related to these new builds.  As of December 31, 2006, we had in escrow approximately $160.4 million, which is the amount we estimate it will cost to complete construction of the first three of these ATBs.

          The following table sets forth the specifications and highlights for our ATBs currently under construction:

	ATB 1	ATB 2 - ATB 5

Deadweight capacity(1)	19,999 dwt / 140,000 bbl	19,999 dwt / 156,000 bbl
Service speed	13.5 knots	13.5 knots
Full load draft (summer)	29”0”	29”0”
Hull structure	Double-hull	Double-hull
Propulsion type	Twin medium speed diesel burning heavy fuel oil (IFO 180)	Twin medium speed diesel burning heavy fuel oil (IFO 180)
Fuel consumption (at sea)	38 tons/day	38 tons/day
Number of cargo segregations	10	5
Classification	Tug: ABS A1 Ocean Service	Tug: ABS A1 Ocean Service
	Barge: ABS A1 Oil and Chemcial	Barge: ABS A1 Oil and Chemical

(1)	A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

          The contracts of affreightment we have for our first ATB cover products that generally do not generate qualifying income for federal income tax purposes. As a result, we anticipate this ATB will be owned by a corporate subsidiary because it primarily will conduct operations that do not generate qualifying income.

New Product Tankers

          Our newly created wholly-owned subsidiary, Product Carriers, entered into a contract, effective March 14, 2006, with NASSCO, a subsidiary of General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers and the option to construct five additional tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months. We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion, exclusive of capitalized interest. The base contract price is subject to increase based on increases in certain published price indexes. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006 we entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five petroleum tankers. Third parties, led by affiliates of The Blackstone Group (the “Joint Venture Investors”), have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $19.4 million was paid through December 31, 2006. Our remaining commitment of approximately $50.6 million is secured by a letter of credit for the benefit of the Joint Venture and we have segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325.0 million of revolving credit loans to finance construction of the tankers.

          As tankers are constructed, we will have the right to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of financing committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and we received an arrangement fee of $4.5 million. The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture’s financial statements are consolidated with ours for financial reporting purposes as a result of the control of the board of directors of the Joint Venture, and, other than our commitment to provide $70.0 million of equity funding, to guaranty USS Product Manager LLC’s (“Product Manager”), our wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture.

          We have the right to and have appointed three of the directors to the Joint Venture, and the other equity holders have the right to and have appointed two directors. Upon the occurrence of specified events, we will lose the right to appoint two of our three directors. There is also an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture. In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. The Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

          Product Manager will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

•	an oversight fee of $1.0 million per tanker, payable ratably over the course of construction of such tanker;
•	an annual management fee of $1.0 million for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $0.75 million per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1.5 million per tanker upon its sale to us or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

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

Our Customers

          Our three largest customers in each of 2006, 2005 and 2004, based on revenue, accounted for approximately 60% 65% and 59% of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See note 3 to the consolidated financial statements in Item 8 of this report for a breakdown of revenues among these customers.

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

Safety

General

          We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety-and health-related accidents on our vessels and our property. We are focused on avoiding personal injuries and reducing occupational health hazards. We seek to prevent accidents that may cause damage to our personnel, equipment or the environment such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reduce overall emissions and waste generation from our operations and to the safe management of associated cargo residues and cleaning wastes.

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

Safety Management Systems

          We are currently certified under the standards of the International Safety Management (“ISM”) system. The ISM standards were promulgated by the International Maritime Organization (“IMO”) several years ago and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for coastal tug and barge operations, we have determined that an integrated safety management system, including the ISM standards, will promote safer operations and will provide us with necessary operational flexibility as we continue to grow. We have been awarded ISO 9001 Quality Management System certification as well as ISO 14001 Environmental Management System certification. These standards are part of a series of standards established by the International Organization for Standardization. ISO 9001 is one of a series of quality management system standards, while ISO 14001 is one of a series of standards relating to the environment and its protection.

Ship Management, Crewing and Employees

          We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of March 1, 2007, we employed approximately 440 persons, comprised of approximately 40 shore staff and approximately 400 fleet personnel. We have a collective bargaining agreement in place with two maritime unions, the American Maritime Officers union, which covers the 182 officers of our vessels, and the Seafarers’ International Union, which covers all our other seagoing personnel, that expire in the second quarter of 2007. Although we expect to execute new agreements with the unions upon the termination of the existing contracts, there can be no assurance that we will be able to do so on acceptable terms. Under the terms of the collective bargaining agreements, we are required to make contributions to pension and other welfare programs managed by the unions. Management believes there are no unfunded pension liabilities under any of these agreements. Our shore-based personnel are generally salaried and are primarily located at our headquarters in Edison, New Jersey.

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

          Our vessels are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shore side staff are advantages when competing against other vessel operators for long-term business.

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

          Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1.0 billion per incident and is provided by United Kingdom P&I Club (“UK P&I Club”), which is a member of the International Group of protection and indemnity mutual assurance associations. The 17 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of UK P&I Club, we are subject to calls payable to the associations based on our claims records, as well as the claim records of all other members of the individual associations and members of UK P&I Club.

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

          A substantial majority of all long-haul shipments of chemicals in the United States are currently by rail, with a smaller portion shipped by deep-sea tanker. We believe that the cost to ship by rail is significantly higher than shipping by tanker, even when inventory and logistics costs are factored in. In addition, we believe that this lower cost and the availability of vessels with many tank segregations, such as our chemical vessels, that allow smaller quantities of product to be carried will increase the demand for tanker transportation of chemicals.

          In addition, the Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards. This restriction could adversely affect our ability to grow our business through vessel acquisitions and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

Regulation

          Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

Environmental

          General. Government regulation significantly affects the ownership and operation of our tank vessels. Our tank vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. Although we believe that we are in substantial compliance with applicable environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tank vessels. The recent trend in environmental legislation is toward more stringent requirements, and this trend will likely continue. In addition, a future serious marine incident occurring in U.S. waters or internationally that results in significant oil pollution or causes significant environmental impact could result in additional legislation or regulation that could adversely affect our ability to pay cash distributions or interest on, or principal of, our indebtedness.

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

          The Oil Pollution Act of 1990. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. In general, all newly-built or converted tankers carrying crude oil and petroleum-based products in U.S. waters must be built with double-hulls. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service by 2015 based on their tonnage and age. Under the phase-out schedule, two of our six ITBs will be precluded from transporting petroleum and petroleum-based products in the United States by May and June 2012, an additional two ITBs and the Chemical Pioneer and the Charleston must be phased out of transporting petroleum and petroleum-based products by each of February, March, September and October 2013 and the remaining two ITBs must be phased out of service by June and August 2014. In order to bring our ITBs into compliance with OPA 90, at a minimum we will be required to retrofit each ITB with double sides. The Sea Venture is scheduled to be phased out of petroleum service in September 2013, but may remain in the chemical trade beyond 2013. Although the Charleston is not OPA 90 compliant, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, that must be made by its mandatory phase-out date in 2013, will bring the Chemical Pioneer into compliance with OPA 90. The Houston is a double-hulled vessel and therefore does not have a phase-out date.

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

          Parties affected by oil pollution may pursue relief from the Oil Spill Liability Trust Fund, absent full recovery by them against a responsible party. Responsible parties may seek contribution from the fund for costs incurred that exceeded the liability limits of OPA 90. The responsible party would need to establish that it is entitled to both a statutory defense against liability and to a statutory limitation of liability to obtain contribution from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for contribution from the fund, the costs of responding to an oil pollution incident could have a material adverse effect on our results of operations, financial condition and cash flows. We presently maintain oil pollution liability insurance in an amount in excess of that required by OPA 90. Through our protection and indemnity club, the UK P&I Club, our current coverage for oil pollution is $1.0 billion per incident. It is possible, however, that our liability for an oil pollution incident may exceed the insurance coverage we maintain.

          We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of tank vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5.0 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

          We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay damages under OPA 90 and CERCLA in the amount of $1,500 per gross ton for vessels, consisting of the sum of the OPA 90 liability limit of $1,200 per gross ton or $10.0 million per discharge and the CERCLA liability limit of $300 per gross ton or $5.0 million per discharge. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility. OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

          Water. The Federal Water Pollution Control Act, also referred to as the Clean Water Act (“CWA”), imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

          Solid Waste. Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

          Air Emissions. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our ITBs are equipped with vapor control systems that satisfy these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA has entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may result in material expenditures, however, we do not believe at this time that any of our vessels will be affected by this rulemaking.

          The CAA also requires states to draft State Implementation Plans (“SIP”s) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our ITBs are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

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

          Because we could lose our privilege of operating our vessels in the U.S. coastwise trade if non-U.S. citizens were to own or control in excess of 25% of our outstanding interests or those of our general partner, our limited partnership agreement currently restricts foreign ownership and control of our common and subordinated units, and those of our general partner, to not more than 24% of the respective interests.

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

Security

          Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the U.S. Coast Guard, the International Maritime Organization, and the states and local ports to adopt heightened security procedures relating to ports and vessels. We have updated our procedures in light of the requirements.

          In 2002, Congress passed the Maritime Transportation Security Act of 2002 (the “MTS Act”) which, together with the International Maritime Organization’s recent security proposals (collectively known as The International Ship and Port Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act that have been issued by the U.S. Coast Guard.

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

Available Information

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

          For 2007, we increased our maintenance capital expenditure from $19.6 million to $20.9 million, which will reduce our cash available for distribution by $1.3 million in 2007 compared to 2006.

          The agreements governing our indebtedness prohibit us from paying distributions following a default. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distribution per quarter that we currently pay is $8.4 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than five quarters.

          We have an obligation to finance, through required equity contributions to the Joint Venture, up to $70.0 million of the costs of constructing five new tankers, of which we have contributed $19.4 million through December 31, 2006. If the Joint Venture elects not to construct the remaining four tankers, Product Carriers will be obligated to arrange financing for the construction of the tankers or assign the contract to a third party. If we provide capital to Product Carriers for such purpose, this will limit the cash we have available to make quarterly distributions on the units. Our ability to provide capital to Product Carriers and, therefore, the Joint Venture will be limited to an extent by our debt agreements.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

          The amount of cash we have available for distribution depends primarily on our cash flow, including cash reserves, payments received under the Hess support agreement and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income. Our net income per unit for each of 2006, 2005 and 2004 was less than the annual distribution of $1.80 per unit.

          The amount of available cash we need to pay the minimum quarterly distribution for four quarters on the common units, the subordinated units and the general partner interest outstanding is currently approximately $33.5 million.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

          We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. Compliance with the Jones Act increases our operating costs. We are responsible for monitoring the ownership of our common units and other partnership interests to ensure our compliance with the Jones Act. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. In addition, if any of our ITB units cease to be qualified under the Jones Act, Hess will no longer be required to make support payments in respect of that vessel under the Hess support agreement, which could have a material adverse effect on our business, results of operation and financial condition.

          During the past several years, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act and cargo preference laws. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than we do in the U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition and our ability to pay distributions on the common units and principal of and interest on, our indebtedness. As a result of Hurricanes Katrina and Rita, a short-term waiver, which expired on October 24, 2005, was granted by the U.S. Department of Homeland Security, lifting the Jones Act restriction on foreign-flag carriers, allowing these carriers to replace transporting needs arising from out-of- service pipelines. We cannot assure that future waivers will not be granted or that any such waivers will not have a material adverse effect on our business, results of operation and financial condition.

Because we must make substantial expenditures to comply with mandatory drydocking requirements for our fleet, and because these expenditures may be higher than we currently anticipate, we may not have sufficient available cash to pay the minimum quarterly distribution in full.

          Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for inspection and maintenance twice every five years (although to date we have been able to obtain waivers from the U.S. Coast Guard that allow us to drydock our ITB units once every five years, with a mid-period underwater survey in lieu of drydocking), and will require that any newly constructed product tankers be drydocked twice every five years. To the extent we are unable to obtain such waivers regarding the drydocking of our ITB units, we could experience additional off-hire days, which will reduce our revenue. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

          Two of our six ITB units were drydocked in 2005, two were drydocked in 2006, and the remaining two will be drydocked in 2007. We estimate that drydocking these vessels will cost approximately $6.0 million per vessel. The Houston was drydocked in 2005 at a cost of $3.1 million, the Sea Venture, the Charleston and the Chemical Pioneer were drydocked in 2006 at a cost of $9.9 million, $5.2 million and $5.5 million, respectively; all four will be required to be drydocked again in 2008/2009. We estimate drydocking of the parcel and product tankers will cost approximately $3.5 million to $6.0 million per vessel, drydocking of the ATB units will initially cost approximately $1.0 million to $2.0 million per vessel and drydocking of the new tankers, if acquired by us from the Joint Venture, will cost approximately $3.5 million to $4.0 million per vessel. When drydocked, each of our ITB units will be out of service for approximately 50 to 70 days, each of our parcel tankers and the Houston will be out of service for approximately 35 to 60 days, each of our ATB units will be out of service approximately 25 days and each of our new tankers will be out of service for approximately 35 to 40 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness.

          Because the required drydocks for the Sea Venture in 2011 and the ITB units in 2010 (Jacksonville and New York), 2011 (Groton and Mobile) and 2012 (Baltimore and Philadelphia) occur near their respective mandatory phase-out dates under OPA 90, it may not be economical for us to perform the drydocks on one or more of those vessels if we determine not to retrofit such vessel to make it OPA 90 compliant. In such event, if the vessel taken out of service is not replaced, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness.

The cost of bringing our fleet into compliance with OPA 90 will be significant; this may cause us to reduce the amount of our cash distributions or prevent us from raising the amount of our cash distributions.

          Under OPA 90, we will be required to phase-out the use of substantially all our currently operated vessels to carry petroleum-based products beginning in 2012 unless we retrofit these vessels. The phase-out dates for these vessels are: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer, Sea Venture and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting crude oil and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90.

          In order to bring our ITB units into compliance with OPA 90, at a minimum we will be required to retrofit each ITB unit with double-sides. We have received preliminary advice from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification. We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $12.0 million to $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard. If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock. We estimate this retrofit will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels. The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof. Several of our customers have indicated that they are currently not interested in chartering retrofitted ITB units. Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, we may need to increase our maintenance capital expenditures, which would reduce cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness. In addition, if charter rates decline or customers refuse to charter retrofitted ITB units, it may not be economical for us to retrofit one or more ITB units, in which event we would have to take them out of service transporting petroleum-based products, which would have a material adverse effect on our business, results of operations and financial condition and our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness. We may be required to make deposits to reserve shipyard berths in connection with our OPA 90 compliance plan, some or all of which may be non-refundable if we do not continue with our initial plan.  In addition, any delay or increase in cost in retrofitting any of our ITBs, or any default by a shipyard in such retrofitting, could have a material adverse effect on our OPA 90 compliance strategy and could have a material adverse effect on our business, results of operations, financial condition and our ability to pay distributions on our units and to pay interest on, and the principal of, our indebtedness.

          We have an obligation to finance up to $70.0 million of the costs of constructing five new tankers through the Joint Venture, which would replace our ITBs in the refined petroleum products market to the extent we are able to purchase such tankers from the Joint Venture. If the Joint Venture does not elect to construct the four additional tankers, Product Carriers will be obligated to arrange financing for the construction of the tankers or assign the contract to a third party, and if we provide capital to Product Carriers for such purpose this will limit the cash we have available to make distributions on our units and to pay interest on, and principal of, our indebtedness. Our ability to provide capital to Product Carriers will be limited to an extent by our debt agreements.

          Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that only a minor modification, which is estimated to cost approximately $0.5 million, must be made by 2013 to bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is also not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income. A corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness. The Sea Venture is not OPA 90 compliant and we currently intend to operate the Sea Venture in the chemical trade beyond its OPA 90 phase out date in September 2013.

The amount of estimated maintenance capital expenditures our general partner is required to deduct from basic surplus each quarter is based on our current estimates and could increase in the future.

          Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus increased from $17.2 million in 2005 to $19.6 million in 2006 and to $20.9 million in 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

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

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay the minimum quarterly distribution on our units and to pay interest on, and principal of, our indebtedness.

          In order to fund our capital expenditures including, without limitation, our planned purchase of the vessels from the Joint Venture and the construction of the four additional vessels if the Joint Venture elects not to construct the additional vessels, we may be required to incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or construct or purchase new vessels and could have a material adverse effect on our business, results of operations and financial condition, our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

A decline in demand for refined petroleum, petrochemical and commodity chemical products, particularly in the coastal regions of the United States, or a decrease in the cost of importing refined petroleum products, could cause demand for U.S. flag tank vessel capacity and charter rates to decline, which would decrease our revenues, our ability to pay the minimum quarterly distribution on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

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

          Any of these factors could adversely affect the demand for U.S. flag tank vessel capacity and charter rates. Any decrease in demand for tank vessel capacity or decrease in charter rates could have a material adverse effect on our business, results of operations and financial condition, our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

          The demand for U.S. flag tank vessel capacity is also influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels because of the higher construction and operating costs of U.S. flag vessels due to the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. Therefore, it has historically been cheaper for certain areas of the United States, such as the northeastern United States, to import refined petroleum products than to obtain them from U.S. refineries. International shipping rates can influence the amount of refined petroleum products imported into the United States. If the cost of foreign shipping of imported refined petroleum products, which is currently at historically high levels, decreases, charter rates for foreign flag vessels may decline, making it cheaper to import refined petroleum products to other regions of the East Coast and the West Coast to meet demand. If this were to occur, demand for our oil product vessels and charter rates could decrease, which could have a material adverse effect on our business, results of operations and financial condition, our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

          The demand for U.S. flag tank vessel capacity and charter rates are currently increasing as vessels are being phased-out of service transporting petroleum based products under OPA 90. If the existing trend reverses due to changes under the Jones Act or otherwise, demand for our tankers and charter rates could decrease, which could adversely affect our business.

Marine transportation has inherent operating risks, and our insurance may not be adequate to cover our losses.

          Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•	marine disasters;
•	bad weather;
•	mechanical failures;
•	grounding, fire, explosions and collisions;
•	human error; and
•	war and terrorism.

          All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of our vessels were involved in an accident with the potential risk of environmental contamination, the resulting media coverage could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness.

          We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our operations. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and we cannot guarantee that any particular insurance claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.

          We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness. See “—We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.”

Because we obtain some of our insurance through protection and indemnity associations, we may also be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations.

          We may be subject to calls, or premiums, in amounts based not only on our claim records but also the claim records of all other members of the protection and indemnity associations through which we receive insurance coverage for tort liability, including pollution-related liability. Our payment of these calls could result in significant expenses to us, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

The failure or inability of Hess to make support payments and an obligation to reimburse support payments previously provided to us to the extent our vessels operate at rates above the support rate could adversely affect our business and cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

          In connection with our purchase of six ITB units from Hess in September 2002, Hess agreed that if the contract rate for a charter of any of the vessels we acquired was less than the rate specified in our support agreement with Hess, Hess would, subject to specified limited exceptions, pay us the difference between the two rates. During 2004 and 2005 Hess made net support payments to us aggregating $4.0 million and $1.0 million, respectively. During the year ended December 31, 2006, we made net support payments to Hess aggregating $0.5 million. If for any reason Hess is unable or fails to make any payments due to us under the support agreement, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

          In addition, if we enter into charters of our ITB units with companies having a specified investment grade credit rating, the charter rate is equal to or higher than the rate specified in the support agreement and certain other conditions are met, then the support agreement is not applicable to those charters even if the charterer subsequently fails to make payments under the charter.

          In the event the charter rates we receive at any time during the term of the agreement on the ITB units exceed the Hess support rate, then we must pay such excess amounts to Hess until we have repaid Hess for all prior support payments previously made by Hess to us, and then we must share 50% of any additional excess amount with Hess. The aggregate amount of all support payments made by Hess to us through December 31, 2006 was $18.4 million, of which we have repaid $6.5 million to Hess as of December 31, 2006. We expect that in 2007 we will be making payments to Hess under the support agreement until it expires in September 2007, which will adversely effect our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

The termination of the Hess support agreement could adversely affect our business and our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

          The Hess support agreement terminates on September 13, 2007. If at the time of termination the charter rates we are receiving on the six ITB units are less than the Hess support rates, it could have a material adverse effect on our business, and our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness. In addition, any support payments received from Hess will be included in the calculation of adjusted basic surplus through the expiration of the agreement in 2007. As a result, any such payments could allow us to pay the minimum quarterly distribution to unitholders even if we are not able to earn the minimum quarterly distribution during that period.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

          The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. Our three largest customers each in 2006, 2005 and 2004, based on revenue, accounted for approximately 60% 65% and 59% of our consolidated revenues for those periods, respectively. No other customer accounted for more than 10% of our consolidated revenues for those periods. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

We may not be able to renew our long-term contracts when they expire, or obtain contracts for the vessels we have under construction, which could adversely affect our operations.

          Two of our parcel tankers, the Chemical Pioneer and the Charleston, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical, Shell and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Charleston and the Chemical Pioneer through 2008. The Sea Venture, a double-bottomed chemical parcel tanker, began operating in June 2006 after an extensive drydock and was put in service covering the chemical contracts of our first ATB under construction and will continue in this capacity through the projected delivery of that ATB in the second quarter of 2007. After delivery of the ATB, this vessel will operate under contracts with PPG, Sunoco and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Sea Venture through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. Additionally, we commenced a long-term charter that accounts for 100% of the usable capacity of the Houston through mid-2011. These arrangements may not be renewed or, if renewed, may not be renewed at similar rates. Under the Hess support agreement, we are assured of specified minimum charter rates for our ITB units through September 13, 2007. We may not be able to obtain charter rates for the ITB units equal to or greater than the rates provided in the Hess support agreement following expiration of the Hess support agreement. If we are unable to obtain new charters at rates equivalent to those received under the old contracts or under the Hess support agreement or rates that would provide a reasonable return on our construction of any new vessels, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.

          We currently own six ITB units, one product tanker and three parcel tankers. Four of our ITB units and two of our parcel tankers are under long-term contracts. The Houston commenced a long-term contract in June 2006 and the Sea Venture began covering the long-term contracts arranged for the first ATB unit currently under construction until that ATB unit is placed in service, which is currently scheduled to occur in the second quarter of 2007. In the event any of our ITB units or parcel tankers has to be taken out of service for more than a few days, we may be unable to fulfill our obligations under these long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third-party for use of a vessel, at our expense, to transport the charterer’s products, which might not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract. We will not receive any compensation under the Hess support agreement for ITB units taken out of service for repairs and maintenance.

          Also, if any of our five ATB units currently under construction or on order are not completed by the scheduled due date, we may be unable to fulfill our obligations under the long-term contracts we expect to have in place at the time of delivery. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer’s products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract. In addition, because our first ATB unit currently under construction was not be completed by the originally scheduled delivery date, we have been using the Sea Venture to fulfill our obligations under contracts we entered into for such ATB unit until it is delivered, which is currently scheduled to occur in the second quarter of 2007. This use of the Sea Venture to fulfill the ATB unit’s contracts reduces cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness from the levels anticipated assuming an earlier delivery of the ATB unit.

          When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while such vessel was in drydock. We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel, which are currently scheduled to occur in 2007 and 2009.  This obligation to cover ExxonMobil cargo requirements will reduce our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

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

          In addition, although we believe there are currently only two shipyards that are actively engaged in the construction of product tankers, other shipyards may decide to enter this market, which could result in an increased supply of product tankers. This would increase competition in the domestic tank vessel industry and adversely affect charter rates, which could have an adverse affect on our ability to make distributions and to pay interest on, and principal of, our indebtedness.  We believe that the newbuilding programs being undertaken by us, the Joint Venture and one of our competitors at these two shipyards will replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term.  In addition, any additional newbuildings or retrofitting of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels.  The availability of additional capacity could adversely affect the charter rates that we can obtain. In addition, these newbuilding programs may make the retrofitting of our ITBs uneconomical.

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

          Our transportation of petrochemical and commodity chemical products faces intense competition from railroads, which we estimate transport approximately two-thirds of all petrochemical and commodity chemical products. We believe the cost of transporting these products by rail is generally higher than the cost of marine transportation, and any decrease in rail rates could adversely affect the amount of petrochemical and commodity chemical products we carry and the rates we can charge.

Delays or cost overruns in the construction of a new vessel or the retrofit or drydock maintenance of existing vessels could adversely affect our business.  Revenue from new or retrofitted vessels may not be immediate or as high as expected.

          If we do not purchase or lease the tankers to be constructed by the Joint Venture to replace our ITB units, we anticipate either retrofitting our ITB units with double-sides in order to allow our ITB units to continue to transport refined petroleum products following their scheduled phase-out dates under OPA 90 or replacing such ITB units with other newly built OPA 90 compliant vessels or a combination of the two. We currently have five new ATB units under construction or on order, and plan to purchase up to nine new product tankers from the Joint Venture if we can obtain the necessary financing. In addition, each of our vessels must undergo mandatory drydocking for major repair and maintenance twice every five years (although to date we have been able to obtain waivers from the U.S. Coast Guard that allow us to drydock our ITB units once every five years with a mid-period underwater survey in lieu of drydocking). To the extent we are unable to obtain waivers regarding the drydocking of our ITB units, we could experience additional off-hire days, which will reduce our revenue. The new tankers being constructed by the Joint Venture will be required to be drydocked twice every five years. We estimate that drydocking these vessels will cost approximately $6.0 million per ITB unit, $1.0 million to $2.0 million per ATB unit, $3.5 million to $6.0 million per parcel tanker and $3.5 million to $4.0 million per new tanker vessel. These projects will be subject to the risk of delay or cost overruns caused by the following:

•	inability of the selected contractors to perform their obligations under the various construction agreements;
•	unforeseen quality or engineering problems;
•	work stoppages or labor shortages;
•	unanticipated cost increases;
•	inability to have the work performed in the United States;
•	delays in receipt of necessary equipment;
•	inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard and the American Bureau of Shipping upon completion of work; and
•	weather related conditions, such as hurricanes.

          Significant delays or construction cost overruns could have a material adverse effect on expected contract commitments for new or modified vessels and our future revenues and cash flows. The construction of the ATB units and the new tankers may not be completed on schedule or at all or at the budgeted cost or we may not have sufficient funds to purchase the tankers from the Joint Venture. Our first ATB under construction is expected to be delivered at least one year after its originally scheduled delivery date and at a cost, after giving effect to a payment by the original contractor to cover certain cost overruns, but exclusive of capitalized interest and credits and other legal claims that we believe we can recover, estimated to be approximately $34.5 million higher than the original cost under the contract. The construction contracts for the new ATBs and the tankers being constructed contain cost escalators that could increase the cost of constructing these vessels. In addition, our anticipated revenues may not increase immediately upon the expenditure of funds to construct or purchase the vessels. For instance, when we build a new vessel, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after the vessel is put in operation. Moreover, significant delays in construction of new vessels or retrofitting all of our vessels could allow a charterer to cancel the charter or require us to charter additional vessels to meet our contractual obligations. Furthermore, customer demand for, and revenues from, new or modified vessels may not be as high as we currently anticipate and, as a result, our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness, and our ability to obtain a return on our investment in new vessels or the Joint Venture, may be adversely affected.

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

          One of the ways we intend to grow our business and replace vessels that are not OPA 90 compliant is through the construction and purchase of new vessels. In our efforts to expand our business by constructing new vessels, we have entered into a contract with NASSCO to construct nine 49,000 dwt double-hulled petroleum tankers. We have formed the Joint Venture for the construction of the first five petroleum tankers by NASSCO. We have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $19.4 million was paid through December 31, 2006. If we are not able to purchase vessels from the Joint Venture or our vessel purchase option is terminated as a result of foreclosure under the Joint Venture credit facility or other adverse events, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness. In addition, if the Joint Venture experiences increased construction costs above the current commitments of capital to the Joint Venture, the Joint Venture will need to obtain additional capital, which may not be available on acceptable terms or at all. If we do not provide our pro rata share of any additional equity capital required by the Joint Venture, our interest in the Joint Venture could be diluted. If the Joint Venture cannot otherwise obtain any required additional financing, our investment in the Joint Venture could become impaired. In addition, we will only receive a return of, and a return on, our investment in the Joint Venture after the other equity investors receive a return of their capital and a specified return on their investment, and therefore any cost overruns or failure to sell the vessels for expected prices will adversely affect the value of our equity investment. If the Joint Venture only constructs the first five vessels and we are unable to finance the construction of vessels six through nine and therefore must pay damages to NASSCO as described below, we do not expect to receive any return on, or return of, the capital we contributed to the Joint Venture. Further, the purchase price for the newly constructed vessels may be too high to be justified based on then existing charter rates or we may not otherwise be able to obtain the necessary financing on acceptable terms or at all.

          Further, our construction contract with NASSCO obligates Product Carriers to construct nine tankers, of which the Joint Venture has only committed to construct the first five. To the extent the Joint Venture does not elect to construct any of the other four tankers, Product Carriers will be obligated to finance the construction of those vessels. There can be no assurance that we or Product Carriers will be able to arrange financing to construct such vessels on acceptable terms, or at all. Our inability to finance the construction of up to four vessels could have a material adverse effect on our business, our OPA 90 compliance strategy, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness. In addition, our debt instruments will limit our ability to obtain the necessary financing. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, up to $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

Our purchase of existing vessels involves risks that could adversely affect our results of operations.

          Our fleet renewal and expansion strategy includes the acquisition of existing vessels as well as the construction of new vessels. Unlike newly built vessels, existing vessels typically do not carry warranties with respect to their condition. While we generally inspect any existing vessel prior to purchase, such an inspection would normally not provide us with as much knowledge of its condition as we would possess if the vessel had been built for us and operated by us during its life. Repairs and maintenance costs for existing vessels are difficult to predict and may be more substantial than for vessels we have operated since they were built. These costs could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

We may not be able to grow or effectively manage our growth.

          A principal focus of our strategy is to continue to grow by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;
•	identify vessels for acquisition;
•	manage the construction of new vessels;

•	consummate acquisitions or joint ventures;
•	integrate any acquired businesses or vessels successfully with our existing operations;
•	hire, train and retain qualified personnel to manage and operate our growing business and fleet;
•	improve our operating and financial systems and controls and enhance and expand our financial accounting and reporting controls and personnel to manage growth activities; and
•	obtain required financing for our existing and new operations.

          A deficiency in any of these factors would adversely affect our ability to achieve anticipated growth in the levels of cash flows or realize other anticipated benefits. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay and reduce cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

          In addition, we have had difficulty in finding suitable acquisition targets.

          The process of integrating acquired vessels into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development and expansion of our existing operations. Future acquisitions could result in the incurrence of additional indebtedness and liabilities that could have a material adverse effect on our business, results of operation and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

          In addition, the Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards. This restriction could adversely affect our ability to grow our business through vessel acquisitions and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business and which may affect our ability to sell, lease, charter or otherwise transfer our vessels.

          Increasingly stringent federal, state and local laws and regulations governing worker health and safety, insurance requirements and the manning, construction, operation and transfer of vessels significantly affect our operations. Many aspects of the marine transportation industry are subject to extensive governmental regulation by the U.S. Coast Guard, the International Maritime Organization, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

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

          Future environmental requirements may be adopted that could limit our ability to operate, require us to incur substantial additional costs or otherwise have a material adverse effect on our business, results of operations or financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

          All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers’ International Union. Licensed officers, including our Captains, are employed under a collective bargaining agreement with the American Maritime Officers union. Both union agreements expire in the second quarter of 2007.  Although we expect to execute new agreements with the unions upon the termination of the existing contracts, there can be no assurance that we will be able to do so on acceptable terms. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

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

          We depend on the services of our senior management team and other key personnel. The loss of the services of any key employee could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We currently do not carry any key man insurance on any of our employees. In addition, we may not be able to hire crew personnel meeting our standards if we expand our fleet. In addition, as a result of the planned expansion of our fleet through the construction of new vessels, we may need to hire additional key technical, support and other qualified personnel to ensure that construction is completed timely and on budget. If we are unsuccessful in attracting such personnel, it could have a material adverse effect on our business, results of operations and financial condition.

          The employment agreements of Messrs. Paul Gridley and Jeffrey Miller, our chairman and chief executive officer and vice president—chartering, respectively, only require them to spend a majority of their business time in managing our operations. Messrs. Gridley and Miller currently own and operate two Jones Act barges that have been transporting caustic soda and calcium chloride under contracts with third parties, and are permitted to acquire and operate additional tank barges of less than 15,000 deadweight tons under specified circumstances in the transportation of chemical products other than petroleum or petroleum products. Messrs. Gridley and Miller may face conflicts regarding the allocation of their time between our business and their barge business. If  Messrs. Gridley and Miller were to spend less time in managing our business and affairs than they do currently, our business, results of operations and financial condition may be adversely affected. In addition, we sublease approximately 75% of our New York office space to companies affiliated with our chairman and chief executive officer. See “--Risks Inherent in an Investment in Us-The members of Shipping Master, including our executive officers, and their affiliates and the Joint Venture may engage in activities that compete directly with us.”

          In addition, certain members of our management expect to devote a significant portion of their business time overseeing the construction of the new vessels by the Joint Venture and obtaining contracts for such new vessels. This will reduce the amount of time they have to spend on our business and may pose conflicts in interest in obtaining charters for the Joint Venture’s vessels rather than the vessels owned by us. To the extent that such individuals devote time to the management and operation of the Joint Venture, they will not be able to devote such time to us, which could have an adverse effect on our business.

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

          Currently, vessel trade or marine transportation between two ports in the United States, generally known as maritime cabotage or coastwise trade, is subject to U.S. laws, including the Jones Act, that restrict maritime cabotage to U.S. flag vessels qualified to engage in U.S. coastwise trade. Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the transportation of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-manufactured vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than we do in U.S. markets, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

          United States Shipping Master LLC (“Shipping Master”) currently indirectly owns the 2% general partner interest and directly owns an approximately 37% limited partner interest in us and owns and controls our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•

our general partner is allowed to take into account the interests of parties other than us, such as our affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•

our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty;

•

our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to our unitholders and to pay interest on, and principal of, our indebtedness;

•

in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

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

The members of Shipping Master, including our executive officers, and their affiliates and the Joint Venture may engage in activities that compete directly with us.

          Sterling/US Shipping L.P., the principal member of Shipping Master, the other members of Shipping Master and their respective partners, affiliates and the funds they manage or may manage, management and the Joint Venture, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Only Shipping Master and its controlled affiliates are subject to certain noncompete provisions. In addition, Messrs. Paul Gridley and Jeffrey Miller, our chairman and chief executive officer and vice president—chartering, respectively, own and operate two barges engaged in the transportation of chemical products. Under their employment agreements, Messrs. Gridley and Miller are not prohibited from acquiring and operating additional tank barges of less than 15,000 deadweight tons under specified circumstances. Further, our executive officers will also be devoting a portion of their business time overseeing the construction of the new vessels by the Joint Venture and obtaining charters for such new vessels. This will reduce the amount of time they have to spend on our business and may pose conflicts of interest in obtaining charters for the Joint Venture’s vessels rather than the vessels owned by us.

          In addition, the Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards. This restriction could adversely affect our ability to grow our business through vessel acquisitions and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.  Further, to the extent we do not purchase vessels from the Joint Venture, the Joint Venture will have the ability to sell such vessels to third parties or to operate such vessels itself, which in either case will compete with our vessels.

          Please read “Risks Inherent in Our Business-We depend on key personnel for the success of our business and some of these persons face conflicts in the allocation of their time to our business.”

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

          Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner or unitholder;

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

          Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by Shipping Master, which is controlled by Sterling/US Shipping L.P. In addition, Sterling/US Shipping L.P. has the right to designate a majority of the directors of Shipping Master and thus indirectly has the right to designate all the directors of our general partner. For more information, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

          Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Accordingly, the unitholders are currently unable to remove our general partner without its consent because Shipping Master owns sufficient units to be able to prevent the general partner’s removal. Also, if our general partner is removed without cause during the subordination periods and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

          While any class A subordinated units remain outstanding, without the approval of our unitholders, our general partner may cause us to issue up to 2,139,609 additional common units for any purpose without unitholder approval and a further 1,149,995 common units to fund the construction of capital improvements. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, in a number of circumstances such as:

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

          In order to ensure compliance with Jones Act citizenship requirements, the board of directors of our general partner has adopted a requirement that at least 76% of our partnership interests must be held by U.S. citizens. This requirement may have an adverse impact on the liquidity or market value of our common units, because holders will be unable to sell units to non-U.S. citizens. Any purported transfer of common units in violation of these provisions will be ineffective to transfer the common units or any voting, dividend or other rights in respect of the common units.

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

Cost reimbursements due to our general partner and its affiliates will reduce available cash for distribution to you.

          Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. All of our employees, including vessel crews, are employees of a subsidiary of our general partner. We reimbursed our general partner $46.4 million, $37.7 million and $6.7 million in the years ended December 31, 2006 and 2005, and for the period November 3, 2004 through December 31, 2004, respectively. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions.

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

We do not have the same flexibility as other types of organizations to accumulate cash, which may limit cash available to make cash distributions.

          Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our available cash to our unitholders of record and our general partner. Available cash is generally all of our cash receipts adjusted for cash distributions and net changes to reserves. Our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating partnerships in amounts the general partner determines in its reasonable discretion to be necessary or appropriate:

•

to provide for the proper conduct of our business and the businesses of our operating subsidiaries (including reserves for future capital expenditures, payments of interest on, and principal of, our indebtedness, and for our anticipated future credit needs);

•	to provide funds for distributions to our unitholders and the general partner for any one or more of the next four calendar quarters; or
•	to comply with applicable law or any of our indenture, loan or other agreements.

          Dependent on the timing and amount of our cash distributions to unitholders and because we are not required to accumulate cash for the purpose of meeting obligations to unitholders, such distributions could significantly reduce the cash available to us in subsequent periods to make distributions to our unitholders. The value of our units will decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

          Our leverage is significant in relation to our partners’ capital. As of December 31, 2006, our total outstanding long-term debt, including current maturities was $354.7 million (exclusive of the debt held by the Joint Venture of $16.3 million, which is intended to be non-recourse to us). We can also borrow up to an additional $94.0 million (consisting of a $40.0 million revolver and $54.0 million remaining of a $60.0 million delayed draw term loan facility) under our amended and restated credit facility, and have the option with the consent of the lenders, to increase the amount we can borrow by an additional $50.0 million.

          We are prohibited by our amended and restated credit facility from making cash distributions during an event of default under any of our indebtedness. The indenture under which our senior notes were issued limits the amounts of distributions we may make when our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1. Various limitations in our debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our amended and restated credit facility are secured by substantially all of our assets (other than the assets of our unrestricted subsidiaries including the Joint Venture), and if we are unable to repay our indebtedness under our amended and restated credit facility, the lenders could seek to foreclose on such assets and such lenders would have the right to be paid in full in cash from the proceeds of such assets prior to holders of our senior notes receiving payment from the proceeds of such assets. The assets of the Joint Venture are pledged to the lenders under the Joint Venture’s credit facility and Product Carriers pledged its 40% interest in the Joint Venture to the other parties financing the Joint Venture and to NASSCO to secure Product Carriers’ obligation to pay damages under the construction contract if the Joint Venture elects not to build vessels six to nine and Product Carriers is unable to finance such construction.

          Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors that are beyond our control. We believe that we will have sufficient cash flow from operations and available borrowings under our amended and restated credit facility to service our indebtedness, although the principal amount of our indebtedness will likely need to be refinanced in whole or in part at maturity. However, a significant downturn in the domestic marine transportation industry or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

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

          Our leverage and the other financial covenants in our amended and restated credit facility and the indenture governing our senior notes could restrict our ability to purchase vessels from the Joint Venture or limit our ability to obtain the funds necessary to finance the purchase of such vessels through the incurrence of additional debt. Our failure to acquire the vessels constructed by the Joint Venture could materially adversely affect our business, results of operations and financial condition and our ability to pay cash distributions and to pay interest on, and principal of, our indebtedness.

Restrictions in our debt agreements will limit our ability to pay distributions upon the occurrence of certain events.

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

          In addition, the agreements governing our indebtedness prohibit us from paying distributions following a default. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distribution per quarter that we currently pay is $8.4 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than five quarters.

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

          We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity in our subsidiaries. As a result, our ability to service our debt, including payments of interest on, or the principal of, our senior notes, depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state limited liability company and corporate laws and other laws and regulations. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the notes when due. If we are unable to obtain the funds necessary to pay the principal amount of the senior notes at maturity, we may be required to adopt one or more alternatives, such as a refinancing of the senior notes. We cannot assure you that we would be able to refinance the senior notes.

The right to receive payments on our senior notes and the related subsidiary guarantees is secured by a second priority lien on the collateral and will be effectively subordinated to our existing and future indebtedness secured by a first lien on such collateral, as well as to any existing and future indebtedness of our subsidiaries that do not guarantee the senior notes or that is secured by assets that do not constitute collateral for the senior notes. If there is a default, the value of the collateral may not be sufficient to repay holders of the senior notes.

          As of December 31, 2006, the senior notes and the related subsidiary guarantees are effectively subordinated to $254.7 million of debt outstanding under our amended and restated credit facility, and we had available and undrawn $39.8 million under our senior secured revolver and $54.0 million under a senior secured delayed draw term facility, each of which is secured by a first priority lien on substantially all of our and our guarantors’ assets (including the collateral securing the notes), to the extent of the value of the assets securing such debt. The proceeds from the sale or sales of all of the assets (including the collateral securing the senior notes) securing the amended and restated credit facility might not be sufficient to satisfy the amounts outstanding under the amended and restated credit facility and any other indebtedness permitted to be incurred and secured by first priority liens in the future. The senior notes and the related subsidiary guarantees may not be paid from the proceeds received from the sale of the collateral following a default until after payment in full in cash of all obligations secured by the first priority liens on such collateral. The senior notes and related subsidiary guarantees are effectively subordinated to such debt to the extent of the value of the assets securing such debt. The senior notes are secured by all existing and in certain cases future vessels owned by us and our guarantors and a certain escrow account, while our amended and restated credit facility is secured by substantially all of our and our guarantors’ assets. The senior notes are effectively subordinated to the amended and restated credit facility and any future obligations secured by first priority liens to the extent of the value of the assets that secure these obligations, but not the senior notes. In addition, subject to the restrictions contained in the indenture, we may incur additional debt that will be secured by first priority liens on the collateral securing the senior notes or by liens on assets that are not pledged to the holders of senior notes, all of which would effectively rank senior to the senior notes to the extent of the value of the assets securing such debt. The value of the collateral securing the senior notes in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of such collateral in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. The condition of such collateral is likely to deteriorate during any period of financial distress preceding a sale of the collateral. Accordingly, the proceeds of any sale of the collateral securing the senior notes following an acceleration of maturity with respect to the senior notes is unlikely to be sufficient to satisfy, and may be substantially less than, amounts due on the senior notes. The senior notes will not be repaid from the proceeds of collateral following a default until the amended and restated credit facility and our other obligations that are secured on a first priority basis are repaid in full. If such proceeds were not sufficient to repay amounts outstanding under the notes, then holders of such notes (to the extent not repaid from the proceeds of the sale of the collateral) would only have an unsecured claim against our remaining assets.

          Although all of our existing subsidiaries (other than U.S. Shipping Finance Corp., the co-issuer of the senior notes, Product Carriers and the Joint Venture) have initially guaranteed the senior notes, in the future the subsidiary guarantees are subject to release under certain circumstances, and we may have subsidiaries that are not guarantors. In that case, the senior notes would be effectively subordinated to the claims of all creditors, including trade creditors and tort claimants, of our subsidiaries that are not guarantors. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary that is not a guarantor, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of the senior notes. In connection with the formation of the Joint Venture, the Joint Venture entered into a $325.0 million credit facility to finance a portion of the construction cost for the tankers being constructed for the Joint Venture by NASSCO. The Joint Venture has not guaranteed the senior notes and as a result the assets of the Joint Venture will not be available to pay principal or interest on the senior notes.

The lien-ranking agreements set forth in the indenture governing the senior notes and in the intercreditor agreement will limit the rights of the holders of the senior notes and their control with respect to the collateral securing the senior notes.

          The rights of the holders of the senior notes with respect to the collateral securing such notes are substantially limited pursuant to the terms of the lien-ranking agreements set forth in the indenture governing the senior notes and in the intercreditor agreement between, among others, the trustee for the senior notes and the collateral agent under our amended and restated credit facility. Holders of any indebtedness that is incurred in the future and secured by a first lien security interest in the collateral will also be required to become a party to the lien-ranking agreements. Under those lien-ranking agreements, at any time that obligations that have the benefit of the first priority liens are outstanding, any actions that may be taken in respect of the collateral, including the ability to cause the commencement of enforcement proceedings against the collateral and to control the conduct of such proceedings, and the approval of amendments to and waivers of past default under the collateral documents, will be at the direction of the lenders under the amended and restated credit facility and holders of any other obligations secured by the first priority liens. As a result, the trustee, on behalf of the holders of the senior notes, will not have the ability to control or direct such actions, even if the rights of the holders of the senior notes are adversely affected. Additionally, releases of collateral from the second priority lien securing the senior notes are permitted under some circumstances without the consent of the holders of the senior notes.

Bankruptcy laws may limit the ability of holders of senior notes to realize value from the collateral.

          The right of the trustee or other agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing the senior notes, any future credit facilities or other indebtedness secured by the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the collateral. Under the bankruptcy code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the senior notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agent could repossess or dispose of the collateral or (3) whether or to what extent holders of the senior notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.” In addition, the right of a secured creditor to receive interest on its claim that accrues after the bankruptcy case is subject to the court’s determination that the value of the collateral is at least equal to the amount of collateral that secures the claim.

Any future pledges of collateral may be avoidable.

          Any future pledge of collateral in favor of the collateral agent might be avoidable by the pledgor (as debtor in possession) or by its collateral agent in bankruptcy or other third parties if certain events or circumstances exist or occur, including, among others, if the pledge or granting of the security interest is deemed a fraudulent conveyance or the pledgor is insolvent at the time of the pledge or granting of the security interest, the pledge permits the holders of the senior notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge or, in certain circumstances, a longer period.

The collateral is subject to casualty risks.

          We are obligated under the collateral arrangements to maintain adequate insurance or otherwise insure against hazards to the extent done by corporations operating properties of a similar nature in the same or similar localities. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, we cannot assure you that the insurance proceeds will compensate us fully for our losses. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all the secured obligations, including the senior notes.

The collateral agent’s ability to exercise remedies is limited.

          The security agreement provides the collateral agent on behalf of the holders of the senior notes with significant remedies, including foreclosure and sale of all or parts of the collateral. However, the rights of the collateral agent to exercise significant remedies (such as foreclosure) are, subject to certain exceptions, generally limited to a payment default, our bankruptcy or the acceleration of the indebtedness.

Rights of holders of the senior notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral or the perfection of liens on the collateral by other creditors.

          Our obligations under the senior notes and the obligations of our guarantors under such notes are secured by second priority liens on the collateral, subject to certain permitted liens. The collateral includes all of our vessels and the vessels owned by our guarantors, whether now owned or in certain cases hereafter acquired and the escrow account established to hold the funds necessary to finance the construction of at least three new ATB units. We and the guarantors had 90 days from the closing of the offering of the senior notes to record and perfect the second priority mortgages related to the vessels. Applicable law requires that the property and rights acquired after the grant of a general security interest can only be perfected at the time the property and rights are acquired and identified. The trustee and the collateral agent have no obligation to monitor, and there is no assurance that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in the after-acquired collateral. The failure to perfect a security interest in respect of after-acquired collateral may result in the loss of the security interest therein or the priority of the security interest in favor of the senior notes against third parties.

          If we or any guarantor were to become subject to a bankruptcy proceeding, any liens recorded or perfected after the issue date of the senior notes would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date. If a lien is recorded or perfected after the issue date, it may be treated under bankruptcy law as if it were delivered to secure previously existing debt. In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by the bankruptcy court than if delivered and promptly recorded on the issue date of the senior notes. Accordingly, if we or a guarantor were to file for bankruptcy after the issue date of the senior notes and the liens had been perfected less than 90 days before commencement of the bankruptcy proceeding, the liens securing the senior notes may be specially subject to challenge as a result of having been delivered after the issue date of such notes. To the extent that such a challenge succeeded, holders of senior notes would lose the benefit of the security that the collateral was intended to provide.

A court may use fraudulent conveyance considerations to avoid or subordinate the subsidiary guarantees.

          Various applicable fraudulent conveyance laws have been enacted for the protection of creditors. A court may use fraudulent conveyance laws to subordinate or avoid the subsidiary guarantees of the senior notes issued by any of our subsidiary guarantors. It is also possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guaranteeing the senior notes could be superior to the obligations under that guarantee.  A court could avoid or subordinate the guarantee of the senior notes by any of our subsidiaries in favor of that subsidiary’s other debts or liabilities to the extent that the court determined either of the following were true at the time the subsidiary issued the guarantee:

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

          Among other things, a legal challenge of a subsidiary’s guarantee of the notes on fraudulent conveyance grounds may focus on the benefits, if any, realized by that subsidiary as a result of our issuance of the senior notes. To the extent a subsidiary’s guarantee of the senior notes is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the senior note holders would cease to have any claim in respect of that guarantee.

We may not be able to repurchase the senior notes upon a change of control.

          Upon the occurrence of specific change of control events affecting us, holders of senior notes will have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of payment. Our ability to repurchase the senior notes upon such change of control would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. A change of control would also cause a default under our amended and restated credit facility. Upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our credit facilities, the senior notes and other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure you that we will have sufficient funds available upon a change of control to fund any required repurchases of this outstanding indebtedness and to pay damages under other agreements. In addition, certain important partnership events, such as leveraged recapitalizations, that would increase the level of our indebtedness would not constitute a “change of control” under the indenture governing the senior notes.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, this would reduce cash available for distribution to unitholders.

          For federal income tax purposes, we take the position that we are a partnership that is not subject to federal income tax. We can take this position only if 90% or more of our gross income in each year consists of certain identified types of “qualifying income” (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof). Consequently, we are required to make certain decisions regarding whether our revenue is qualifying income and to perform certain activities through subsidiaries that are taxable as regular domestic corporations. We have not requested, and do not plan to request, a ruling from the IRS or any state on our status as a partnership or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS or a state tax authority may materially and adversely impact the market for our common units, our notes and the prices at which they trade. In addition, the costs of any contest with the IRS or a state tax authority will result in a reduction in cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

          If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income (other than dividend income from any subsidiary that is itself subject to corporate income tax) at the corporate tax rate, which is currently a maximum of 35%. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness would be substantially reduced.

          Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

          Unitholders will be required to pay federal income taxes and, in some cases, state, local, and foreign income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be different than expected.

          If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated, which decreased the unitholder’s tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder’s tax basis in that common unit, even if the price the unitholder receives is less than the unitholder’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years for which the statute of limitations has expired. In addition, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

          In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. It is the responsibility of unitholders to file all federal, state, local and foreign tax returns. The Partnership does not provide tax advice to its prospective or current unitholders and recommends they consult with their tax advisor for further guidance and additional tax related information.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

          We conduct the operations of one of our vessels, the Chemical Pioneer, through a subsidiary that is organized as a corporation. We may elect to, or be required to, conduct additional operations through this or another corporate subsidiary in the future. We may be required to place other of our vessels, including one or more of our ATB units, in a corporate subsidiary. These corporate subsidiaries are subject to corporate-level tax, which will reduce the cash available for distribution to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. In addition to the Chemical Pioneer, we have three other subsidiaries organized as corporations, U.S. Shipping Finance Corp., USS PC Holding Corp. and USS JV Manager, Inc. U.S. Shipping Finance Corp. was organized to facilitate the refinance transactions in August 2006, while USS PC Holding Corp. and USS JV Manager, Inc. were organized as part of the transaction forming the Joint Venture.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

          Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. The Partnership does not provide tax advice to its prospective or current unitholders and recommends they consult with their tax advisor for further guidance and additional tax related information.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.  PROPERTIES

          Our general partner leases approximately 12,700 square feet of office space for our principal executive office in Edison, New Jersey. The lease expires in May 2009. Our general partner also has the option to renew the lease for an additional five-year period. Additionally, commencing on January 1, 2006, we lease office space in New York City for use by our Chairman and Chief Executive Officer and other personnel. We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer. The lease expires on December 31, 2015. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – New York Office Sublease.”

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On February 2, 2007, U.S. Shipping Partners L.P. held a special meeting of unitholders. The matters on which the unitholders voted, in person or by proxy, were:

i.	A change in the terms of U.S. Shipping Partners L.P.’s class B units to provide that each class B unit will automatically convert into a common unit (the “Class B Conversion Proposal”); and

ii.	The issuance of 3,123,205 additional common units upon the Class B Conversion Proposal approval (the “Issuance Proposal”).

Both the Class B Conversion Proposal and the Issuance Proposal were approved. The results of the voting were as follows:

Common Units:

Class B Conversion Proposal:

Votes For	Votes Against	Abstain

4,584,113	46,574	53,293

Issuance Proposal:

Votes For	Votes Against	Abstain

4,576,032	55,154	52,793

Subordinate Units:

Class B Conversion Proposal:

Votes For	Votes Against	Abstain

6,899,968	0	0

Issuance Proposal:

Votes For	Votes Against	Abstain

6,899,968	0	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unitholder Matters

          Our common units were listed on the New York Stock Exchange under the symbol “USS” beginning on October 29, 2004. Prior to October 29, 2004, our equity securities were not publicly traded. As of February 28, 2007, there were 11,333,548 outstanding publicly-traded common units, representing an aggregate 61% limited partner interest in us.  As of February 28, 2007, there were 45 holders of record of our common units, representing approximately 3,300 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range		Cash Distribution (1)

	High	Low

2006
Fourth Quarter Ended December 31, 2006	$19.66	$18.00	$0.45
Third Quarter Ended September 30, 2006	$21.39	$18.33	$0.45
Second Quarter Ended June 30, 2006	$23.45	$19.35	$0.45
First Quarter Ended March 31, 2006	$24.18	$21.97	$0.45
2005
Fourth Quarter Ended December 31, 2005	$25.40	$20.97	$0.45
Third Quarter Ended September 30, 2005	$27.40	$24.35	$0.45
Second Quarter Ended June 30, 2005	$25.85	$23.00	$0.45
First Quarter Ended March 31, 2005	$28.00	$24.10	$0.45

(1)

Distributions are shown for the quarter with respect to which they were declared. For each of the quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated and, while outstanding, class B units.

          The aggregate amount of distributions declared in respect of the years ended December 31, 2006 and 2005 on common units, class B units, the general partner interests, and subordinated units totaled $31.5 million and $25.3 million, respectively.

          Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships that generate 90% or more of their gross income for every taxable year from “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently and is expected to continue to transport specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture, when it ceases covering the contract of the first ATB scheduled for the second quarter 2007, may transport either specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes or chemical products that generally generate non-qualifying income. We are operating the Chemical Pioneer in a corporate subsidiary because it primarily will conduct operations that do not generate qualifying income. Dividends received from our corporate subsidiary will constitute qualifying income. Excluding the Chemical Pioneer, we estimate that less than 9% of our income for the year ended December 31, 2006 is not qualifying income; however, this percentage could change from year to year.

Unregistered Sales of Equity Securities and Use of Proceeds

          On August 7, 2006, we issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds.  On February 2, 2007, our unitholders approved the conversion of the 3,123,205 class B units into 3,123,205 common units.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in columns (a) and (c))

Equity compensation plans approved by security holders	—	—	939,997
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	939,997

Stock Price Performance

          The following Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

          The following performance graph compares the performance of our common units with the performance of the the Dow Jones Industrial Average and the Alerian MLP Index during the period from our initial public offering on October 29, 2004 through December 31, 2006. The Alerian MLP Index is a composite of fifty energy master limited partnerships calculated by Standard & Poor’s using a float-adjusted market capitalization methodology. The total return index is disseminated by the New York Stock Exchange daily through ticker AMZX. The graph plots the changes in value of an initial $100 investment in our common units over the indicated time period, assuming all dividends are reinvested.

	29-Oct-04	31-Dec-04	31-Mar-05	30-Jun-05	30-Sep-05	31-Dec-05	31-Mar-06	30-Jun-06	30-Sep-06	31-Dec-06

U.S. Shipping Partners L.P.	$100.00	$124.04	$116.95	$118.90	$120.14	$106.61	$114.67	$106.55	$99.40	$99.19
Dow Jones Industrial Average	$100.00	$107.53	$104.75	$102.47	$105.40	$106.88	$110.79	$111.20	$116.47	$124.29
Alerian MLP Index	$100.00	$107.66	$109.75	$118.80	$123.47	$114.47	$121.13	$122.68	$129.40	$144.31

CASH DISTRIBUTION POLICY

Distributions of Available Cash

          General. Approximately 45 days after the end of each quarter, beginning with the quarter ending December 31, 2004, we distribute available cash to unitholders of record on the applicable record date.

          Definition of Available Cash. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

	•	provide for the proper conduct of our business (including reserves for future capital expenditures, payments of interest on, and principal of, our indebtedness and for our anticipated credit needs);

	•	comply with applicable law, any of our debt instruments or other agreements; or

	•	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

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

          We currently expect that our estimated maintenance capital expenditures for 2007 will be $20.9 million compared to $19.6 million in 2006 and $17.2 million in 2005, which in each case is comprised of $7.0 million per year for retrofitting our ITBs to make them OPA 90 compliant, with the remainder for mandatory drydocking costs for all of our other vessels. The amount of estimated maintenance capital expenditures attributable to future drydocking expenses is based on the anticipated costs of drydockings over our next five-year drydocking cycle. Please read “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ongoing Capital Expenditures.”

Subordination Periods

          General. During the subordination periods, which we define below, the common units will have the right to receive distributions of available cash from basic surplus, as defined below, in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from basic surplus may be made on any subordinated units. Distribution arrearages do not accrue on either class of the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash from basic surplus to be distributed on the common units. Our subordinated units are owned by Shipping Master. Only the non-management members of Shipping Master will be entitled to receive distributions of or attributable to the class A subordinated units. The members of Shipping Master that serve as our executive officers will not be entitled to receive distributions of or attributable to the class A subordinated units; the management members will only be entitled to receive distributions of or attributable to the class B subordinated units.

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

ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial data and operating data of U.S. Shipping Partners L.P. and its predecessors. On November 3, 2004, Shipping Master contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, our historical financial and operating data presented below are for Shipping Master for the period July 16, 2002 through November 3, 2004 and for the Catug Group of Amerada Hess Corporation for the period January 1, 2002 through September 12, 2002, which was acquired by the predecessor to Shipping Master on September 13, 2002. The following table should be read in conjunction with the consolidated financial statements, including notes thereto, in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

          The following table presents a non-GAAP financial measure, EBITDA, which we use in our business. This measure is not calculated or presented in accordance with United States Generally Accepted Accounting Principles (“GAAP”). We explain this measure below and reconcile it to its most directly comparable financial measure calculated and presented in accordance with GAAP under the heading “--Non-GAAP Financial Measure” below.

          The following table summarizes our results of operations for the periods presented (in thousands, except per unit and operating data):

	U.S. Shipping Partners L.P.					Catug Group of Amerada Hess Corporation

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from July 16, 2002 to December 31, 2002 (1)	Period from January 1, 2002 to September 12, 2002

Voyage revenue	$150,133	$131,534	$122,355	$80,514	$19,713	$44,796
Vessel operating expenses	59,493	47,986	47,119	33,143	7,766	28,368
Voyage expenses	27,506	24,203	20,415	9,889	2,386	2,717
General and administrative expenses	13,539	10,826	10,321	7,153	2,184	2,676
Depreciation and amortization	31,305	25,704	23,945	17,921	5,070	2,683

Operating income	18,290	22,815	20,555	12,408	2,307	8,352
Interest expense	16,634	6,407	9,960	10,039	2,978	—
Interest income	(5,413)	(1,031)	(369)	(136)	(25)	—
Loss on debt extinguishment	2,451	—	6,397	—	—	—
Gain on termination of hedge	(1,913)	—	—	—	—	—

Income (loss) before income taxes and minority interest	6,531	17,439	4,567	2,505	(646)	8,352
Provision (benefit) for income taxes	1,077	(640)	3,119	72	18	2,931

Income (loss) before minority interest	5,454	18,079	1,448	2,433	(664)	5,421
Minority interest in Joint Venture losses	421	—	—	—	—	—

Net income (loss)	$5,875	$18,079	$1,448	$2,433	$(664)	$5,421

Net income (loss) per unit - basic and diluted	$0.37	$1.28	$0.18	$0.31	$(0.09)	$0.70
Balance Sheet Data
Vessels and equipment, net	$349,897	$245,062	$201,923	$187,321	$186,912	$45,003
Total assets	$605,424	$276,222	$248,606	$207,070	$199,308	$68,351
Total debt	$371,042	$128,037	$99,625	$144,375	$153,750	$—
Partners’ capital/members’ equity	$167,077	$119,868	$122,786	$47,724	$39,078	$48,852
Cash Flow Data
Net cash provided by (used in):
Operating activities	$18,203	$30,609	$27,184	$10,615	$1,821	$8,858
Investing activities	$(307,840)	$(56,052)	$(34,541)	$(1,057)	$(160,928)	$(18,193)
Financing activities	$282,323	$5,185	$29,050	$(4,219)	$162,333	$9,335
Other Financial Data
EBITDA (2)	$49,478	$48,519	$38,103	$30,329	$7,377	$11,035
Capital expenditures (3)
Maintenance	$30,396	$45,133	$—	$12,448	$—	$—
Expansion	105,427	23,710	40,930	5,881	191,982	18,193

Total	$135,823	$68,843	$40,930	$18,329	$191,982	$18,193

Distributions declared per common unit in respect of the period (4)	$1.80	$1.80	$0.2885	$—	$—	$—
Operating Data (5)
Number of vessels	10	9	8	7	6	6
Total barrel carrying capacity (in thousands at period end)	3,112	2,974	2,735	2,375	2,160	2,160
Total vessel days (6)	3,490	2,999	2,810	2,430	660	1,530
Days worked (7)	3,233	2,852	2,776	2,237	587	1,488
Drydocking days (8)	219	132	—	122	73	42
Net utilization (9)	93%	95%	99%	92%	89%	97%
Average Daily Time Charter Equivalent Rate (10) (11) (12)	$37,928	$37,631	$35,500	$31,444	$29,520	$29,740

(1)	Although the predecessor of U.S. Shipping Partners L.P. was formed on July 16, 2002, it did not commence operations until it acquired the six ITBs from Hess on September 13, 2002.
(2)	See “—Non-GAAP Financial Measure” below.
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

(4)	For 2004, represents distributions made in respect of the period from November 3, 2004, the date we closed our initial public offering, through December 31, 2004.
(5)	For 2005, operating data excludes the Sea Venture, as the vessel was acquired on November 28, 2005 but was not placed in operation until June 2006 due to drydocking requirements.
(6)	“Total vessel days” are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.
(7)	“Days worked” are equal to total vessel days less drydocking days and days off-hire.
(8)

“Drydocking days” are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade.  Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITB units be drydocked for major repair twice every five years (once every five years with a waiver from the U.S. Coast Guard and a mid-period underwater survey in lieu of drydocking), and our parcel tankers and the Houston be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event accidents or other unforeseen damage.

(9)

“Net utilization” is a percentage equal to the total number of days worked by a vessel or group of vessels during a defined period, divided by the number of calendar days in the period multiplied by the number of vessels operating in the period. Net utilization is adversely impacted by drydocking, scheduled and unscheduled maintenance and idle time not paid for by the customer.

(10)

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

(11)	For the period from January 1, 2002 through September 12, 2002, does not include the one ITB that the Catug Group chartered to another division of Hess at a rate less than the market rate.
(12)

Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. The 2003 operating data excludes the bareboat charter revenue. Since April 28, 2004, the date of acquisition for the Charleston. Since October 13, 2005 for the Houston, the date it was placed in service. Since June 9, 2006 for the Sea Venture, the date it was placed in service. From November 28, 2005, the date we acquired the vessel, until June 9, 2006, the Sea Venture was in drydock.

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

          EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations include:

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

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

          The following table sets forth a reconciliation of EBITDA to net income and net cash provided by operating activities:

	U.S. Shipping Partners L.P.					Catug Group of Amerada Hess Corporation

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Period from July 16, 2002 to Dec. 31, 2002 (1)	Period from Jan. 1, 2002 to Sept. 12, 2002

Reconciliation of “EBITDA” to “Net income”:
Net income (loss)	$5,875	$18,079	$1,448	$2,433	$(664)	$5,421
Depreciation and amortization	31,305	25,704	23,945	17,921	5,070	2,683
Interest expense	16,634	6,407	9,960	10,039	2,978	—
Provision (benefit) for income taxes	1,077	(640)	3,119	72	18	2,931
Interest income	(5,413)	(1,031)	(369)	(136)	(25)	—

EBITDA	$49,478	$48,519	$38,103	$30,329	$7,377	$11,035

Reconciliation of “EBITDA” to “Net cash provided by operating activities”:
Net cash provided by operating activities	$18,203	$30,609	$27,184	$10,615	$1,821	$8,858
Payment of drydocking expenditures	31,082	8,930	—	12,448	—	3,586
Interest expense, excluding deferred financing cost amortization	15,464	5,477	9,160	9,472	2,815	—
(Decrease) increase in working capital	(15,068)	2,646	8,139	(2,212)	2,739	(4,340)
Loss on debt extinguishment	(2,451)	—	(6,397)	—	—	—
Gain on termination of hedge	1,913	—	—	—	—	—
Income taxes paid	335	857	17	6	2	2,931

EBITDA	$49,478	$48,519	$38,103	$30,329	$7,377	$11,035

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P. and, prior to our November 3, 2004 initial public offering, of our predecessor company, Shipping Master and its predecessors, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also involved in the coastwise transportation of petrochemical and commodity chemical products. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Our fleet consists of ten tank vessels: six ITBs, one product tanker, and three specialty refined petroleum and chemical product, or parcel, tankers. Our primary customers are major oil and chemical companies. A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow. We do not assume ownership of any of the products that we transport on our vessels.

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

          We began operations in September 2002 when we acquired our six ITBs from a division of Hess that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Four of our ITBs are currently operating under contracts with major oil companies, three of which expire in December 2007 and the remaining one expires in January 2008. Our remaining two ITBs are currently operating in the spot market. Regardless of our contract rates and rates in the spot market, we are assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs.

          In September 2005, we acquired the Houston, formerly the Gus W. Darnell, from the Wilmington Trust Company. The vessel is a Jones Act coastwise double hulled product tanker, built in 1985. Since it entered service on October 13, 2005, the vessel is trading in clean petroleum products in the coastwise Jones Act trade and the multi-year time charter, which began in 2006, accounts for 100% of its usable capacity.

          Our three parcel tankers, the Chemical Pioneer, the Charleston, and the Sea Venture, which we acquired in May 2003, April 2004, and November 2005, respectively, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. The Chemical Pioneer and the Charleston are currently operating under contracts with Dow Chemical, ExxonMobil, Koch Industries, Lyondell Chemical, Shell and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Charleston and the Chemical Pioneer through 2008. The Sea Venture, a double-bottomed chemical parcel tanker, began operating in June 2006 after an extensive drydock and was put in service covering the chemical contracts of our first ATB under construction and will continue in this capacity through the projected delivery of that ATB in the second quarter of 2007. After delivery of the ATB, this vessel will operate under contracts with PPG, Sunoco and other customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for approximately 75% of the usable capacity of the Sea Venture through 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts.

          In August 2004, we entered into a contract with SENESCO to build a 19,999 dwt ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. Although we are still targeting this ATB to be completed by April 30, 2007, and have offered delivery bonuses if that date, or an earlier date, is met, weather-related delays in February and labor shortages in 2007 have made it more likely that the ATB will be delivered to us in May 2007. Upon the completion of construction activities, we must conduct commissioning, sea trials and other tests prior to delivery and the vessel entering commercial service. As a result, we expect this ATB to enter our chemical trade and begin earning revenue during the last half of the second quarter of 2007 given the current state of completion and pace of construction. We currently estimate the cost of the ATB unit, including owner furnished equipment, after giving effect to the payment of $21.0 million by SENESCO, but excluding capitalized interest (which aggregated $4.1 million at December 31, 2006) and credits and other legal claims that we believe we can recover, will be approximately $80.0 million. This ATB unit is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, one of our chemical parcel tankers, until the ATB unit is completed. Our ability to complete this ATB on a timely basis at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and pay interest on, and principal of, debt.

          In 2006, we entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have paid $0.5 million for the option to cancel one barge prior to June 18, 2007. If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which will aggregate $3.8 million). We have also paid $0.8 million of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if we decide not to proceed with that vessel. In 2006, we also entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by May 1, 2007. The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of December 31, 2006 relating to this series of ATBs is $1.7 million. We expect the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009. As of December 31, 2006, we have made payments totaling approximately $38.1 million related to these new builds.  As of December 31, 2006, we had in escrow approximately $160.4 million, which is the amount we estimate it will cost to complete construction of the first three of these ATBs.

          Our newly created wholly-owned subsidiary, Product Carriers, entered into a contract, effective March 14, 2006, with NASSCO, a subsidiary of General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers and the option to construct five additional tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months. We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion, exclusive of capitalized interest. The base contract price is subject to increase based on increases in certain published price indexes. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006 we entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five petroleum tankers. Third parties, led by affiliates of The Blackstone Group (the “Joint Venture Investors”), have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $19.4 million was paid through December 31, 2006. Our remaining commitment of approximately $50.6 million is secured by a letter of credit for the benefit of the Joint Venture and we have segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325.0 million of revolving credit loans to finance construction of the tankers.

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

          The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage

Rate basis	Daily	Per ton	Per ton	Varies

Voyage expenses	Customer pays	We pay	We pay	We pay

Vessel operating expenses	We pay	We pay	We pay	We pay

Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer pays if cargo not ready	Customer pays if cargo not ready

          For the years ended December 31, 2006, 2005 and 2004, we derived approximately 89%, 85% and 82%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 11%, 15% and 18%, respectively, of our revenue from spot charters.

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

          On August 7, 2006, we issued $100.0 million aggregate principal amount of senior notes.  Interest is payable on the senior notes on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes will mature on August 15, 2014. We may redeem all or part of the senior notes on or after February 15, 2011. Prior to such date, we may redeem all or a portion of the senior notes by paying a make-whole premium. In addition, prior to August 15, 2009, we may redeem up to 35% of the aggregate principal amount of the senior notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the senior notes redeemed. The senior notes are guaranteed by all of our existing domestic subsidiaries, other than U.S. Shipping Finance Corp., the co-issuer of the senior notes, USS Product Carriers LLC, which owns our investment in the Joint Venture, and the Joint Venture. The senior notes and guarantees are secured on a second priority basis by liens on our vessels and an escrow account the funds from which will be used to finance the construction of at least three new ATB units. In the event that our creditors exercise remedies with respect to our and our guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under our amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the senior notes.

          Concurrent with the sale of the senior notes, we issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds. Initially, these class B units were subordinated to our common units, but senior to our existing subordinated units. However, on February 2, 2007, our unitholders approved the conversion of these 3,123,205 Class B units into the same number of common units.

          Concurrent with the sale of the senior notes and the consummation of the equity offering, we also amended and restated our credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

•

$310.0 million senior secured term facility, of which $250.0 million was drawn at closing that was used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels, and a $60.0 million delayed draw term loan, of which $6.0 million had been drawn at December 31, 2006 and the remainder of which may be drawn at any time prior to August 6, 2007; and

•

$40.0 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions.

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

          Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets (other than the assets of the Joint Venture and Product Carriers, which are not considered subsidiaries under the credit facility.

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

          In connection with the issuance of the senior notes and the related financing transactions, we incurred fees of approximately $14.4 million, which were allocated to the associated transactions. Additionally, as a result of the refinancing of the credit facility, we expensed $2.5 million of previously capitalized deferred financing costs.

Subsequent Events

Distributions

          On February 5, 2007, the Board of Directors of the general partner declared and we announced our regular cash distribution for the fourth quarter of 2006 of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on February 15, 2007 to all unitholders of record on February 12, 2007. The aggregate amount of the distribution was $8.4 million.

Contract Settlement

          On February 9, 2007, we and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to provide minimum freight volumes through late 2007. We received $4.5 million from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment for an agreed upon amount of $3.5 million as well as payment on open receivables of $1.0 million on that date (of which approximately $0.7 million related to 2006). Simultaneously, a new three year Contract of Affreightment with reduced volumes was agreed upon with the same customer.

Joint Venture Hedging

          On February 27, 2007 the Joint Venture purchased a nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. The Joint Venture plans to utilize derivative financial instruments to reduce interest rate risk on the vessels it is building and the chartering contracts thereon. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but will not perform the activities necessary to qualify the hedge for hedge accounting treatment under SFAS No. 133, as amended. The Joint Venture will recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings.

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

•

Depreciation and amortization. We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

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

•

Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance twice every five years (although to date we have been able to obtain a waiver from the United States Coast Guard allowing us to drydock our ITBs once every five years, with a mid-period underwater survey in lieu of a drydock); and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston.

•

General and administrative expenses. General and administrative expenses consist of employment costs for shore side staff and cost of facilities, as well as legal, audit and other administrative costs.

•	Total vessel days. Total vessel days are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

•	Days worked. Days worked are equal to total vessel days less drydocking days and days off-hire.

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance twice very five years (once every five years with a waiver from the U.S. Coast Guard and a mid-period underwater survey in lieu of drydocking), our parcel tankers and Houston be drydocked twice every five years and the petroleum tankers being constructed by the Joint Venture be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Revenue Recognition

          We earn revenue under contracts of affreightment, spot charters, consecutive voyage charters and time charters. For contracts of affreightment, spot charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time for each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than 15 days in duration. For time charters, revenue is recognized on a daily basis over the contract period, with expenses recognized as incurred.

Depreciation and Amortization

          Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: ITB units to their mandatory retirement as required by OPA 90, between 2012 and 2014; and 10 years for parcel tankers and the Houston. Our ATB units will be depreciated over 30 years and any new product tankers we build or acquire will be depreciated over 30 years. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for our ITBs and 30 months for our parcel tankers and the Houston and we will capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the new ATB units and 60 months for any new product tankers we build or acquire. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed.

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

          In developing estimates of future cash flows, we must make assumptions about future charter rates, vessel operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, there may be events or changes in circumstances that could indicate that the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the undiscounted cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset, and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. The most significant estimates relate to depreciable lives and salvage values of vessels and actual results could differ materially from those estimates.

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

Deferred Income Taxes

          We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our corporate subsidiaries, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized.

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for operating data):

	Years Ended December 31,

	2006	2005	2004

Voyage revenue	$150,133	$131,534	$122,355

Vessel operating expenses	59,493	47,986	47,119
% of voyage revenue	39.6%	36.5%	38.5%
Voyage expenses	27,506	24,203	20,415
% of voyage revenue	18.3%	18.4%	16.7%
General and administrative expenses	13,539	10,826	10,321
% of voyage revenue	9.0%	8.2%	8.4%
Depreciation and amortization	31,305	25,704	23,945

Operating income	18,290	22,815	20,555
% of voyage revenue	12.2%	17.3%	16.8%
Interest expense	16,634	6,407	9,960
Interest income	(5,413)	(1,031)	(369)
Loss on debt extinguishment	2,451	—	6,397
Gain on termination of hedge	(1,913)	—	—

Income before income taxes and minority interest	6,531	17,439	4,567
Provision (benefit) for income taxes	1,077	(640)	3,119

Income before minority interest	5,454	18,079	1,448
Minority interest in Joint Venture losses	421	—	—

Net income	$5,875	$18,079	$1,448

Operating Data (1)
Number of vessels (2)	10	9	8
Total vessel days	3,490	2,999	2,810
Days worked	3,233	2,852	2,776
Drydocking days	219	132	—
Net utilization	93%	95%	99%
Average daily time charter equivalent rate	$37,928	$37,631	$35,500

(1)

Since April 28, 2004, the date of acquisition for the Charleston. Since October 13, 2005 for the Houston, the date it was placed in service. Since June 9, 2006 for the Sea Venture, the date it was placed in service. From November 28, 2005, the date we acquired the vessel, until June 9, 2006, the Sea Venture was in drydock.

(2)	Does not reflect the Sea Venture in 2005 as vessel did not become operational until the completion of its drydock on June 9, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

          Voyage Revenue. Voyage revenue was $150.1 million for the year ended December 31, 2006, an increase of $18.6 million, or 14%, as compared to $131.5 million for the year ended December 31, 2005 due primarily to the addition of the Houston and the Sea Venture, which contributed $20.6 million of revenue. An increase in time charter equivalent rates of approximately 2% on the remaining fleet added approximately $2.7 million of revenue. Time charter equivalent rates were positively impacted by stronger spot market rates as a result of improved weather conditions, more efficient voyage turnaround and increased fuel surcharges as a result of the type of contracts in effect during the period. Contracts of affreightment and consecutive voyage charters generally provide for fuel surcharges that are designed to protect us against increases in fuel prices. Fuel surcharges were $8.1 million for the year ended December 31, 2006 compared to $6.0 million for the year ended December 31, 2005. These increases were partially offset by a $4.7 million decrease in revenues attributed to increased days offhire, due to a greater number of drydocks in 2006 compared to 2005.

          Vessel Operating Expenses. Vessel operating expenses were $59.5 million for the year ended December 31, 2006, an increase of $11.5 million, or 24%, as compared to $48.0 million for the year ended December 31, 2005. The addition of the Houston and the Sea Venture added $11.4 million of vessel operating expenses during 2006. As a percentage of revenue, vessel operating expenses increased to 39.6% for the year ended December 31, 2006 from 36.5% for the year ended December 31, 2005. The percentage increase is partially attributable to the impact of the drydockings. During drydockings, while a vessel is out of service and not earning revenue, certain vessel operating expenses continue to be incurred, such as crew wages and insurance. The addition of a third mate to the crew complements of the ITBs due to Coast Guard regulations coupled with contracted crew wage and benefit increases and higher repairs and maintenance expenses also contributed to this increase.

          Voyage Expenses. Voyage expenses were $27.5 million for the year ended December 31, 2006, an increase of $3.3 million, or 14%, as compared to $24.2 million for the year ended December 31, 2005. The increase was due to the addition of the Houston and the Sea Venture, which contributed $3.9 million in voyage expenses, offset by decreased port and bunker expenses compared to 2005.  As a percentage of revenues, voyage expenses decreased to 18.3% in 2006 from 18.4% in 2005. Voyage expenses, including port charges and bunker expenses, are borne by us for all charters other than time charters, for which the customer pays these expenses directly.  As the percentage of time charters changes, voyage expenses may increase or decrease as a percentage of revenue.  For 2006, we earned 39% or our revenue from time charters compared to 40% for 2005.

          General and Administrative Expenses. General and administrative expenses were $13.5 million for the year ended December 31, 2006, an increase of $2.7 million, or 25%, as compared to $10.8 million for the year ended December 31, 2005. The increase is attributable to additional costs associated with the Joint Venture, increases in personnel, accounting and legal advisory fees as well as costs incurred pursuing acquisitions and growth opportunities for our business, a $0.5 million payment to MMG for the option to cancel the fourth barge scheduled to be constructed at that yard, as well as a related party fee of $0.25 million for advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling Advisors”), an affiliate of the entity that directly controls our general partner. There were no related party fees to Sterling Advisors in 2005.

          Depreciation and Amortization. Depreciation and amortization was $31.3 million for the year ended December 31, 2006, an increase of $5.6 million, or 22%, compared to $25.7 million for the year ended December 31, 2005. Approximately $3.1 million of the increase is attributable to the addition of the Houston, which we acquired in September 2005 for $25.4 million and placed in service in October 2005 upon completion of its drydocking, which cost approximately $3.1 million. Approximately $2.0 million of the increase is attributable to the addition of the Sea Venture, which was acquired for $4.1 million and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million. The remaining increase of $0.5 million is due primarily to the timing of the completion of drydocks.

          Interest Expense. Interest expense was $16.6 million for the year ended December 31, 2006, an increase of $10.2 million, compared to $6.4 million for the year ended December 31, 2005. The increase is attributable to a higher average outstanding debt balance during 2006 coupled with an increase in interest rates and amortization of debt financing fees partially offset by an increase in capitalized interest. The average effective interest rate for the year ended December 31, 2006 was 9% compared to 6% for the year ended December 31, 2005.  We expect our effective interest rate to be higher in 2007 because the higher interest rates on our debt only became effective in August 2006. See “-Financing ” above for more information about our financing activities.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $5.4 million for the year ended December 31, 2006, an increase of $4.4 million, compared to $1.0 million for the year ended December 31, 2005. The increase is primarily attributable to higher invested balances. At December 31, 2006 we had approximately $2.7 million in cash and cash equivalents and $210.9 million in escrow accounts for the construction of our ATBs and to fund our remaining commitment to the Joint Venture, compared to cash and cash equivalents of $10.0 million at December 31, 2005. We currently anticipate that we will use approximately $80.6 million of the escrowed amounts during 2007.

          Loss on Debt Extinguishment.  The refinancing of our credit facility in August 2006 resulted in a $2.5 million loss on debt extinguishment, representing the write-off of deferred financing costs associated with the debt that was repaid.

          Gain on Termination of Hedge. In connection with the refinancing of our credit facility in August 2006, we terminated the interest rate swap agreements that we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income. Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Statements of Operations.  Subsequent to the termination of the interest rate swap agreements, we entered into a new interest rate swap agreement to minimize the risk associated with the amended credit facility. For information on our current interest rate swap agreements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision (Benefit) for Income Taxes. The provision for income taxes was $1.1 million for the year ended December 31, 2006, compared to a benefit for income taxes of $0.6 million for the year ended December 31, 2005. This increase is attributable to an increase in pre-tax operating income in our corporate subsidiary, that was due to increased charter rates for the Chemical Pioneer, coupled with a reduction in drydock amortization expense due to the completion in April 2006 of the amortization of the 2003 drydocking of the Chemical Pioneer. Although the Chemical Pioneer was drydocked during 2006, amortization of this drydocking began in December 2006.

          Minority Interest in Joint Venture Losses. For the year ended December 31, 2006, we recorded minority interest in Joint Venture losses of $0.4 million, relating to the 60% of the Joint Venture owned by third parties.

          Net Income. Net income for the year ended December 31, 2006 was $5.9 million, a decrease of $12.2 million, or 68%, compared to net income of $18.1 million for the year ended December 31, 2005. An increase in interest expense of $10.2 million, a loss on debt extinguishment of $2.5 million, an increase in income tax expense of $1.7 million and a reduction in operating income of $4.5 million were the primary reasons for the decrease in net income. These amounts were partially offset by a $1.9 million gain on the termination of our then existing interest rate swap agreements and a $4.4 million increase in interest income.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          Voyage Revenue. Revenues were $131.5 million for the year ended December 31, 2005, an increase of $9.2 million, or 8%, from the year ended December 31, 2004. The increase is attributable to $9.8 million, $3.8 million, and $1.8 million of increases for the Charleston, Houston, and Chemical Pioneer, respectively. The Charleston experienced a full year of operation in 2005 compared to eight months in 2004, coupled with a 9% increase in rates. The Houston was purchased in September 2005, and began trading in October 2005. The Chemical Pioneer benefited from an increase in rates, however, most of its increase was attributable to increased voyage expenses, which are passed through in the form of increased revenue rates. These revenue increases were partially offset by decreased ITB revenues of $1.7 million and charter-in revenue of $4.5 million in 2004 and $0 in 2005. The ITB revenue decrease was principally related to the drydocking of the New York and the Jacksonville for a collective 132 days. During 2004, we chartered-in a vessel to fulfill a contractual obligation to a customer.

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

          Voyage Expenses. Voyage expenses increased to $24.2 million for the year ended December 31, 2005 from $20.4 million for the year ended December 31, 2004. The $3.8 million, or 19% increase, was attributable to the Houston, which contributed $1.2 million, and the full year of operation of the Charleston, which contributed an additional $2.8 million. These amounts were partially offset by a decrease in voyage expenses from 2004 related to a chartered-in vessel of $1.1 million. The remaining increase is attributable to increases in bunker expense due to the rising cost of fuel.

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

          Interest Expense. Interest expense was $6.4 million for the year ended December 31, 2005, a decrease of $3.6 million compared to $10.0 million for the year ended December 31, 2004. The decrease is a result of average lower debt balances, principally as a result of our November 2004 refinancing, which resulted in the repayment of $93.8 million of long-term debt. The decrease was partially offset by an increase in interest rates on our variable rate debt.

          Loss on Debt Extinguishment. During the year ended December 31, 2004, we refinanced our credit facility in April and November, resulting in a loss on debt extinguishment totaling $6.4 million. There were no refinancings during the year ended December 31, 2005.

          (Benefit)/Provision for Income Taxes. During the year ended December 31, 2004, we incurred a $3.2 million one-time income tax expense relating to the conversion of one of our subsidiaries from a limited liability company to a corporation. The benefit for income taxes incurred during the year ended December 31, 2005 is attributable to a pre-tax operating loss in the aforementioned corporate subsidiary principally arising from the amortization of drydocking costs.

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

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $18.2 million, $30.6 million and $27.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

          The decrease in operating cash flows of $12.4 million in 2006 compared to 2005 is primarily the result of a decrease in net income of $12.2 million combined with an increase in drydock expenditures of $22.2 million offset by an increase in non-cash items of $9.3 million coupled with a change in the fluctuation in operating assets and liabilities of $12.7 million.

          Four vessels underwent scheduled drydockings in 2006, compared to two vessels in 2005.  Two vessels are scheduled for drydocking in 2007 at a total estimated cost of $11.3 million. As a result, we do not expect operating cash flows to be as negatively impacted by drydockings in 2007 as they were in 2006.

          Non-cash items in 2006 were affected primarily by an increase in depreciation and amortization of $5.8 million and the loss on debt extinguishment of $2.5 million.  Depreciation and amortization increased due to the addition of the Houston and the Sea Venture, that were placed in service in November 2005 and June 2006, respectively, the additional drydockings that are being amortized and the additional amortization of the deferred financing fees incurred in connection with the financing transactions in August 2006.  In 2007, we expect that, due to the additional drydockings and vessel acquisitions, depreciation and amortization will continue to increase.

          The change in the fluctuation of operating assets and liabilities was primarily affected by an increase in accrued interest payable of $5.6 million and vessel construction accruals of $5.1 million.  We expect our accrued interest payable to fluctuate in accordance with the payment terms on our indebtedness, however we expect our vessel construction accruals to decrease after our first ATB is delivered, which we anticipate to be in May 2007.

          The increase in operating cash flows of $3.4 million in 2005 compared to 2004 is primarily the result of an increase in net income of $16.6 million coupled with the change in the fluctuation in operating assets and liabilities of $5.1 million offset by an increase in drydock expenditures of $8.9 million and a decrease in non-cash items of $9.4 million.

Investing Cash Flows

          Net cash used in investing activities totaled $307.8 million, $56.1 million and $34.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. In 2006, net cash of $210.9 million was transferred to escrow accounts, the funds from which will be used to finance the construction of ATBs and the remainder of our capital commitment to the Joint Venture formed to construct new tankers. We also made $84.3 million of progress payments toward the construction of the ATBs and the Joint Venture made $32.8 million of progress payments toward the construction of tankers. These expenditures were offset by a $21.0 million payment received from SENESCO in connection with the settlement agreement. Additionally, $0.3 million was used for the purchase of office furniture, equipment and other. In 2005, $53.2 million was used to purchase the Houston and the Sea Venture and to fund the construction of our first ATB. Additionally, $3.8 million was used for a deposit to secure a shipyard slot. In 2004, $41.1 million was used to purchase the Charleston and to fund the construction of our first ATB, partially offset by support payments from Hess and proceeds the sale of a vessel.

          The amounts received from or paid to Hess pursuant to the Hess support agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price relating to the acquisition of the ITBs from Hess at the end of the Hess support agreement. Pending such adjustment, they are included in cash flows from investing activities as advances from Hess. Payments by us to Hess under the support agreement were $0.5 million, net of payments by Hess to us of $2.1 million, for the year ended December 31, 2006. Payments by Hess to us under the support agreement were $1.0 million and $4.0 million, net of payments to Hess of $2.7 million and $0.7 million, respectively, for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004 five ITBs were covered by the support agreement. One ITB is under contract with Hess at a charter rate less than the support rate; this vessel will be covered by the support agreement upon any termination of that contract. If the rate for an ITB exceeds the support rate set forth in the support agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement and, once Hess has been fully reimbursed for all payments made under the support agreement, we must pay Hess 50% of any remaining excess. Our obligation to reimburse Hess for these payments terminates upon expiration of the support agreement in September 2007.

Financing Cash Flows

          Net cash provided by financing activities was $282.3 million for the year ended December 31, 2006. In 2006, prior to refinancing our credit facility, we borrowed $25.0 million under the revolver portion of our then existing credit facility to finance the construction of the ATBs and to fund a $5.0 million deposit for a shipyard slot to build tankers, which was subsequently credited against our $70.0 million capital commitment to the Joint Venture. We also made scheduled debt payments of $0.9 million. At refinancing, we received gross proceeds of $350.0 million from the debt facilities and $79.1 million from the equity offering (including approximately $1.6 million that our general partner was required to contribute to maintain its 2% interest in us). These proceeds were used to repay our then current credit facility, consisting of $127.1 million of outstanding term loans and the $25.0 million outstanding revolver balance.  Equity issuance fees of $2.8 million and deferred financing costs of $11.6 million were also paid from the proceeds. Additionally, the Joint Venture received $27.6 million from the Joint Venture Investors and paid $14.1 million in equity offering costs and deferred financing costs of $13.0 million. Subsequent to the refinancing, we borrowed $6.0 million under the delayed draw term loan and the Joint Venture borrowed $16.3 million under its revolving credit facility and we made scheduled debt repayments of $1.3 million under our new credit facility. Additionally, $1.9 million was provided from the proceeds received on the termination of hedge and we paid $29.4 million of distributions to partners and the Joint Venture received an additional $1.5 million from the Joint Venture Investors.

          Net cash provided by financing activities was $5.2 million and $29.1 million for the years ended December 31, 2005 and 2004, respectively. In September 2005, we borrowed $30.0 million under our then existing credit facility to finance the purchase and drydock of the Houston. During 2005, we paid $23.1 million of distributions to our investors and repaid $1.6 million of debt in accordance with scheduled debt amortization.

          In April 2004, we obtained $202.5 million of new financing from an amendment and restatement of our then existing credit facility and used it to finance the $33.0 million purchase of the Charleston, refinance $108.2 million of term loans, repay $29.0 million of subordinated debt, distribute $15.0 million to the members of Shipping Master, pay $6.6 million of transaction costs, pay a $0.4 million bonus to our management and provide $10.1 million of working capital. In November 2004, we used the gross proceeds from our initial public offering to pay down term debt of $93.8 million, pay financing costs, underwriting fees, professional fees and other offering expenses, and to redeem the 899,968 common units received by Shipping Master in connection with the transfer of net assets to us. In addition, for the year ended December 31, 2004, we repaid $16.3 million of debt in accordance with scheduled debt amortization. Upon completion of the initial public offering, $23.0 million of cash was retained by Shipping Master and not contributed to us.

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

          We are currently exploring several “end-of-life” options for our ITBs as they reach their OPA 90 phase-out dates, including retrofitting our ITBs with an internal double hull or constructing new vessels. A retrofit would involve installing double-sides internally in the existing forebody, rearranging ballast tanks and installing coating systems to protect all newly installed steel surfaces.  We have received preliminary advice from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification. We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $12.0 million to $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard. If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock. We estimate this retrofit will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels. The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

          At the time we make these expenditures, the actual cost could be higher due to inflation and other factors. Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our basic surplus and our cash available for distribution and to pay interest on, and the principal of, our debt. In addition, if charter rates decline, it may not be economical for us to retrofit one or more ITBs, in which event we would have to take them out of service, which would also reduce cash available for distribution and to pay interest on, and the principal of, our debt.

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

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repairs and maintenance twice every five years (once every five years with a Coast Guard waiver and a mid-period underwater survey in lieu of drydocking), and that our parcel tankers and the Houston be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and, in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          During 2005, we placed three vessels, the newly purchased Houston, the New York and the Jacksonville in drydock. The Houston drydock was completed in October at a cost of $3.1 million. The ITB New York drydock was completed in November at a cost of $6.1 million and the ITB Jacksonville was completed in December at a cost of $6.0 million. During 2006, the parcel tankers, Charleston, Chemical Pioneer and Sea Venture, and the ITBs Groton and Mobile were placed in drydock. The Charleston drydock was completed in July at a cost of $5.2 million, the Chemical Pioneer drydock was completed in December at a cost of $5.5 million and the Sea Venture was completed in June at a cost of $9.9 million. The ITB Groton was completed in August at a cost of $5.2 million and the ITB Mobile was completed in December at a cost of $5.1 million. The Baltimore and the Philadelphia are scheduled for drydock in 2007 at a total estimated cost of $11.3 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution.

          Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus increased from $17.2 million in 2005 to $19.6 million in 2006 and will be $20.9 million in 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partners at least once a year, with any change approved by the conflicts committee.

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Maintenance capital expenditures	$30,396	$45,133	$—
Expansion capital expenditures - ATBs	70,400	23,710	40,930
Expansion capital expenditures - Tankers	35,027	—	—

Total capital expenditures	$135,823	$68,843	$40,930

          We are currently conducting a study of either retrofitting the ITBs with an internal double hull or repurposing the ITBs to carry products other than petroleum products, or a combination of the two. We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012 to 2014. We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date – likely concurrent with a regularly scheduled drydock – if we believe market conditions to be favorable. We have received preliminary advice from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification. We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $12.0 million - $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard. If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock. We estimate this retrofit will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels. The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

Liquidity Needs

          Our primary short-term liquidity needs are to make scheduled debt and interest payments, pay our quarterly distributions, make progress payments related to our new build ATB units under construction, to fund construction costs of tankers, and to fund general working capital requirements and drydocking expenditures. Our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units currently under construction. Maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our amended and restated credit facility. Our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.

Contractual Obligations and Contingencies

          Our contractual obligations at December 31, 2006 consisted of the following (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$371,042	$2,560	$5,120	$21,427	$341,935
Interest on long-term debt (2)	258,561	42,660	84,653	82,589	48,659
ATB commitments (3) (4)	228,583	81,678	146,905	—	—
Joint Venture commitments (4) (5)	997,844	49,518	324,153	386,335	237,838
Non-cancelable operating leases	5,334	1,284	1,392	856	1,802

Total contractual obligations	$1,861,364	$177,700	$562,223	$491,207	$630,234
Less: sublease rent (6)	2,914	302	619	642	1,351

	$1,858,450	$177,398	$561,604	$490,565	$628,883

(1)

Includes payments on the $6.0 million of the $60.0 million delayed draw term loan that was outstanding at December 31, 2006. Does not include payments on our revolving credit facilities as there have not been any draws as of December 31, 2006. Includes $16.3 million of the Joint Venture’s revolving credit facility.

(2)

Assumes no additional borrowings or prepayments.  Assumes interest rates in effect on December 31, 2006 are in effect for the entire term.  Includes the effect of two interest rate hedges in effect on December 31, 2006.

(3)

We have the option to cancel one barge at any time prior to June 18, 2007, in which event, we will forfeit the $3.8 million we have paid in respect to such vessel. If we exercise our option to cancel, our total ATB unit commitment will be $182.0 million.  At December 31, 2006, we had $160.4 million in escrow to fund our obligations with respect to our construction of three ATBs.

(4)	Amounts exclude capitalized interest.
(5)

Represents the amounts necessary to build all nine tankers under the NASSCO contract, of which we are only committed to contribute our remaining capital contribution commitment to the Joint Venture of $50.6 million. Based upon our current funding expectations, of the $50.6 million remaining capital contribution commitment, $11.1 million is due in 2007 and the balance between 2008 and 2009. Our commitments are limited to the $50.6 million based on the expectations that the obligations of the Joint Venture will be non-recourse to us. Additionally, although we do not expect to, we can opt not to build tankers six through nine at a penalty of up to $10.0 million per tanker. At December 31, 2006, we had $50.6 million in escrow to secure our obligation to make the remainder of our required capital contribution.

(6)

We sublease approximately 75% of our New York office space to certain companies affiliated with our Chairman and Chief Executive Officer.  See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – New York Office Sublease.”

          The executive officers of U.S. Shipping General Partner LLC have entered into employment agreements with USS Vessel Management LLC, a wholly-owned subsidiary of our general partner. The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller, and Bergeron provide for an initial term expiring in October 2007. Each of the employment agreements referred to above will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days prior written notice of its intent not to renew the agreement. The employment agreements currently provide for an aggregate base annual salary of $1.6 million. In addition, each employee will be entitled to receive an annual bonus award based upon our consolidated financial performance. If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to:

•	monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the “severance period”); and

•

continue to participate, at our expense, in our health and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

          See “Item 11. Executive Compensation – Employment Agreements” for additional information on the employment agreements.

          In August 2004, we entered into a contract with SENESCO to build a 19,999 dwt ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. Although we are still targeting this ATB to be completed by April 30, 2007, and have offered delivery bonuses if that date, or an earlier date, is met, weather-related delays in February and labor shortages in 2007 have made it more likely that the ATB will be delivered to us in May 2007. Upon the completion of construction activities, we must conduct commissioning, sea trials and other tests prior to delivery and the vessel entering commercial service. As a result, we expect this ATB to enter our chemical trade and begin earning revenue during the last half of the second quarter given the current state of completion and pace of construction. We currently estimate the cost of the ATB unit, including owner furnished equipment, after giving effect to the payment of $21.0 million by SENESCO, but excluding capitalized interest (which aggregated $4.1 million at December 31, 2006) and credits and other legal claims that we believe we can recover, will be approximately $80.0 million. This ATB unit is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, one of our chemical parcel tankers, until the ATB unit is completed. Our ability to complete this ATB on a timely basis at the above cost estimate is dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and pay interest on, and principal of, debt.

          In 2006, we entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have paid $0.5 million for the option to cancel one barge prior to June 18, 2007. If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which will aggregate $3.8 million). We have also paid $0.8 million of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if we decide not to proceed with that vessel. In 2006, we also entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by May 1, 2007. The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of December 31, 2006 relating to this series of ATBs is $1.7 million. We expect the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009. As of December 31, 2006, we have made payments totaling approximately $38.1 million related to these new builds.  As of December 31, 2006, we had in escrow approximately $160.4 million, which is the amount we estimate it will cost to complete construction of the first three of these ATBs.

          Our newly created wholly-owned subsidiary, Product Carriers, entered into a contract, effective March 14, 2006, with NASSCO, a subsidiary of General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers and the option to construct five additional tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months. We currently expect the cost to construct these nine tankers to aggregate approximately $1.0 billion, exclusive of capitalized interest. The base contract price is subject to increase based on increases in certain published price indexes. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006 we entered into the Joint Venture to finance the construction of the first five petroleum tankers by NASSCO. The Joint Venture Investors have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $19.4 million was paid through December 31, 2006. Our remaining commitment of approximately $50.6 million is secured by a letter of credit for the benefit of the Joint Venture and we have segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325.0 million of revolving credit loans to finance construction of the tankers, including $16.3 million that was drawn as of December 31, 2006.

          As tankers are constructed, we will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and we received an arrangement fee of $4.5 million. The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture’s financial statements are consolidated with ours for financial reporting purposes as a result of our control of the board of directors of the Joint Venture, and, other than our commitment to provide $70.0 million of equity funding, to guaranty Product Manager’s obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture.

          We also have funding commitments that could potentially require its performance in the event of demands by third parties or contingent events under letters of credit totaling $0.2 at December 31, 2006 relating to the New York office lease. At December 31, 2006, there have been no claims against such letter of credit.

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

Seasonality

          We operate our tank vessels in some markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of dirty oil products and distillates, such as heating oil, generally increase during the winter months, while movements of asphalt products generally increase in the spring through fall months. As a result of operating in each of these markets, we are not generally subject to seasonal variations in demand.

New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. We are currently reviewing the impact of this pronouncement to us upon its adoption.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We are currently reviewing the impact of this pronouncement to us upon its adoption.

          In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach,” quantification of errors is required under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of this pronouncement had no impact on our financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
2.	Is irrevocable (unless a new election date occurs)
3.	Is applied only to entire instruments and not to portions of instruments.

We are currently reviewing the impact of this pronouncement to us upon its adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during 2006, a 1% change in our variable interest rates would have increased our interest expense by $0.8 million, after taking into effect the interest rate swap agreements we had in effect during 2006 as described below. Had we not entered into these interest rate swap agreements, a 1% change in our variable interest rates would have increased our interest expense by approximately $1.9 million for the year ended December 31, 2006.

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

          We had two interest rate swap agreements as of December 31, 2006. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of December 31, 2006, the fair market values of our two interest rate swaps were a loss of $2.1 million and a gain of $0.5 million.

          The following is a summary of the economic terms of these agreements at December 31, 2006:

Notional amount	$124,375
Fixed rate paid	5.3550%
Variable rate received	5.3638%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	$(2,080)

Notional amount	$99,500
Fixed rate paid	4.8990%
Variable rate received	5.3638%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	$520

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million. To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro. As of December 31, 2006 the fair value of the foreign currency hedge was approximately $0.8 million.

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

ITEM 8.  FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

          The financial statements set forth on pages F-1 to F-30 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          As of December 31, 2006, management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006, based on those criteria.

          Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading “Report of Independent Registered Public Accounting Firm” on page F-2 herein.

ITEM 9B.  OTHER INFORMATION

          None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

          We are managed and operated by the directors and officers of our general partner. All of our operating personnel are employees of an affiliate of our general partner. Messrs. Gridley and Miller, our chairman and chief executive officer and vice president-chartering, respectively, will devote a majority of their time to managing our business and affairs and those of the Joint Venture. Our remaining officers will spend all of their business time managing our business and affairs and those of the Joint Venture.

          The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with US Shipping General Partner LLC

Paul B. Gridley	54	Chairman, Chief Executive Officer and Director
Joseph P. Gehegan	61	President, Chief Operating Officer and Director
Albert E. Bergeron	40	Vice President - Chief Financial Officer
Alan E. Colletti	61	Vice President - Operations
Jeffrey M. Miller	52	Vice President - Chartering
Bryan S. Ganz	48	Director
William M. Kearns, Jr.	71	Director
Gerald Luterman	63	Director
M. William Macey, Jr.	53	Director
Douglas L. Newhouse	53	Director
Ronald L. O’Kelley	61	Director

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

          Alan E. Colletti is vice president-operations of our general partner and has served as vice president operations of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Prior to joining us, Mr. Colletti served in various management capacities at Hess from 1988, including Manager Construction and Ship Repair, Manager of Engineering, and Manager Marine Department. Prior to joining Hess, Mr. Colletti served as Vice President of Operations at Ultramarine Transport Corporation (formerly Pittston Marine) for six years. Mr. Colletti has also served as a licensed power engineer for Public Service Electric and Gas Company, a project engineer and manager for Stone & Webster, an engineering manager for the Power Authority of the State of New York and an attorney for Lamorte Burns. Mr. Colletti is a graduate of the U.S. Merchant Marine Academy and served for five years in the United States Merchant Marine as an engineer officer aboard Jones Act merchant vessels. Mr. Colletti is a graduate of St. John’s University School of Law, and a member of the New York State Bar and Maritime Law Association.

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

          Bryan S. Ganz joined the board of directors of our general partner in February 2005. Mr. Ganz has been co-president and co-chief executive officer of GPX International Tire Company, since its formation in 2005.  Prior to the formation of GPX, Mr. Ganz served as president and chief executive officer of Galaxy Tire & Wheel, Inc., a manufacturing company, since 2001 and served as chief operating officer from 1992 to 2000. Mr. Ganz founded Paramount Capital Group, an investment advisory firm, in 1983 and served as president until 1990. Mr. Ganz is a graduate of Columbia School of Law and Georgetown University.

          William M. Kearns, Jr. is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since September 2002. Mr. Kearns has been President of W.M. Kearns & Co., Inc., a private investment company, since 1994, chairman and co-chief executive officer of Keefe Managers, LLC, a money management firm, since 2002, and vice chairman, Keefe Managers, Inc., a money management firm, from 1998 to 2002. Mr. Kearns was a managing director of Lehman Brothers, an investment bank, and its predecessor firms from 1962 to 1994. Mr. Kearns is a director of Selective Insurance Group, Inc. and Transistor Devices, Inc., a senior advisor to Proudfoot Consulting, PLC, Advisory Board of Private Client Resources and a trustee of EQ Advisors Trust (AXA Equitable Life Insurance Company), and AXA Enterprise Funds Trust (AXA Financial).

          M. William Macey, Jr. is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P., private equity funds investing in middle-market companies. Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Macey was a partner and co-founder of Sterling Ventures Limited, or SVL, a company formed in 1991 to sponsor private equity investments. Prior to co-founding SVL, Mr. Macey was a managing director of Asian Oceanic Group, an international merchant bank headquartered in Hong Kong, from 1990 to 1991. Previously, Mr. Macey was a managing director in the mergers and acquisitions group of Smith Barney, Harris Upham & Co. Mr. Macey is a director of GPX International Tire Company.

          Gerald Luterman has been a member of the board of directors of our general partner since May 2006. Mr. Luterman has served as executive vice president and chief financial officer of KeySpan Corporation since August 1999.  Prior to this time, Mr. Luterman had more than 30 years experience with companies including American Express, Booz Allen & Hamilton and Arrow Electronics.  Mr. Luterman is a director of IKON Office Solutions, Technology Solutions Company and Lutheran Medical Center.  Mr. Luterman has qualified as a Canadian Chartered Accountant and holds a Bachelor of Commerce degree from McGill University and an MBA from Harvard Business School.

          Douglas L. Newhouse is a member of the board of directors of our general partner and has been a director of United States Shipping Master LLC since July 2002 and is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Prior to co-founding Sterling Investment Partners, L.P. in December 1999, Mr. Newhouse was a partner and co-founder of SVL. Prior to co-founding SVL in 1991, Mr. Newhouse was president of Middex Capital Corp., which specialized in the acquisition of middle market companies, from 1990 to 1991. Prior to his employment with Middex, Mr. Newhouse was a senior vice president in the corporate finance department of Lehman Brothers. Mr. Newhouse is a director of GPX International Tire Company.

          Ronald L. O’Kelley joined the board of directors of our general partner in October 2004. Mr. O’Kelley is chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company, since 2002. Mr. O’Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He also served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975. Mr. O’Kelley is also a director of Selective Insurance Group, Inc. Mr. O’Kelley serves as an advisor to the Donald Jones Center for Entrepreneurship at the Tepper School of Business and is a member of the National Association of Corporate Directors and the Corporate Directors Club.

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

Reimbursement of Certain Expenses to our General Partner

          Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2006 and 2005 and for the period from November 3, 2004, the date of our initial public offering, to December 31, 2004, these reimbursed expenses totaled approximately $46.4 million, $37.7 million and $6.7 million, respectively.

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

          Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required by those persons, we believe that during the year ending December 31, 2006, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding executive and director compensation will be filed by April 30, 2007 as an amendment to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

          The following table sets forth the beneficial ownership of common units of U.S. Shipping Partners L.P. of (i) beneficial owners of 5% or more of such units, (ii) each director and named executive officer of US Shipping General Partner LLC and (iii) all directors and executive officers as a group, as of February 28, 2007. Unless otherwise indicated, the address of all persons and entities listed below is c/o U.S. Shipping Partners L.P., 399 Thornall Street, 8th Floor, Edison, New Jersey 08818.

Name of Benefical Owner	Common Units	Percentage of Common Units		Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units

United States Shipping
Master LLC (1)	—	—		6,899,968	100%	37.8%
Sterling/US Shipping L.P.	140,705	1.2%		6,899,968	100%	38.6%
c/o Sterling Investment
Partners L.P.
285 Riverside Avenue
Westport, CT 06880 (2)
Sterling Investment	2,345		*	—	—	*
Partners Side-by-Side L.P.
c/o Sterling Investment
Partners L.P.
285 Riverside Avenue
Westport, CT 06880 (3)
Fiduciary Asset Management, LLC
8112 Maryland Avenue
Suite 400
St. Louis, MO 63105 (4)	1,426,035	12.6%		—	—	7.8%
GPS Partners LLC
100 Wilshire Blvd.
Suite 900
Santa Monica, CA 90401 (5)	670,233	5.9%		—	—	3.7%
Albert E. Bergeron (6)	10,358		*	—	—	*
Alan E. Colletti (7)	21,150		*	—	—	*
Bryan Ganz	2,500		*	—	—	*
Joseph P. Gehegan (8)	21,840		*	—	—	*
Paul B. Gridley (9)	40,048		*	—	—	*
Gerald Luterman	—	—		—	—	—
M. William Kearns, Jr. (10)	10,000		*	—	—	*
M. William Macey, Jr.	—	—		—	—	—
c/o Sterling Investment
Partners L.P.
285 Riverside Avenue
Westport, CT 06880 (11)
Jeffrey M. Miller (12)	9,150		*	—	—	*
Douglas Newhouse	—	—		—	—	—
c/o Sterling Investment
Partners L.P.
285 Riverside Avenue
Westport, CT 06880 (13)
Ronald O’Kelley	1,000		*	—	—	*
All directors and executive oficers as a group (11 persons)	116,046	1.0%		—	—	*

*	Less than 1%.

          US Shipping General Partner LLC, a wholly owned subsidiary of Shipping Master, owns a 2% general partner interest in us. The General Partner has incentive distribution rights which represent the right to receive an increasing quarterly percentage of quarterly distributions in excess of specified amounts.

1.          United States Shipping Master LLC (“Shipping Master”) owns 100% of our general partner. Shipping Master is the indirect beneficial owner of the general partner interest in us and the incentive distribution rights owned by our general partner.  Of the subordinated units owned by Shipping Master, 5,272,341 units are classified as class A subordinated units and 1,627,627 units are classified as class B subordinated units.

2.          Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than the securities attributable to its membership in Shipping Master. This shall not be deemed an admission that Sterling/US Shipping L.P. is the beneficial owner of the securities.

3. The general partners of Sterling/US Shipping L.P. also serves as the general partner of Sterling Investment Partners Side-by-Side L.P.

4.          Information is based on the Schedule 13G filed by Fiduciary Asset Management, LLC on February 15, 2007.  The Schedule 13G notes that Fiduciary Asset Management is deemed the beneficial owner of these common units because it has shared  dispositive power with respect to 1,426,035 common units.

5.          Information is based on the Schedule 13G filed by GPS Partners LLC on February 14, 2007.  The Schedule 13G notes that Fiduciary Asset Management is deemed the beneficial owner of these common units because it has sole dispositive power with respect to 670,223 common units.

6.          Under Shipping Master’s operating agreement, Mr. Bergeron owns a (a) 0.69% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 2.91% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Bergeron will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Bergeron will only receive these amounts on conversion of class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received if such payments had commenced at closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

7.          Under Shipping Master’s operating agreement, Mr. Colletti owns a (a) 0.84% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 3.54% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had the payments commenced at the closing of our initial public offering.  He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

8.          Under Shipping Master’s operating agreement Mr. Gehegan owns a (a) 3.89% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 16.51% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gehegan will have the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

9.          18,679 of these units are held by Mr. Gridley’s spouse and 9,338 of these units are held by Mr. Gridley’s minor children. Mr. Gridley disclaims beneficial ownership of the units beneficially owned by his children. Pursuant to Shipping Master’s operating agreement, Mr. Gridley owns a (a) 12.14% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 51.47% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Also, Mr. Gridley has the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Gridley will only receive these amounts on the conversion of class A units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced as of the closing of our initial public offering. Mr. Gridley will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

10.         Pursuant to Shipping Master’s operating agreement, Mr. Kearns owns a (a) 0.53% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) a 0.70% pecuniary interest in the class A subordinated units directly owned by Shipping Master.

11.         Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master. As a member of the general partner of Sterling/US Shipping L.P., Mr. Macey has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P. Mr. Macey disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than the securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Macey is the beneficial owner of the securities.

12.        Under Shipping Master’s operating agreement, Mr. Miller owns a (a) 4.35% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 18.45% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on common and subordinated units in excess of the minimum quarterly distribution. He will only receive such amounts on the conversion of the class A units into common units, but upon such conversion he will also be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

13.        Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Sterling/US Shipping L.P. disclaims beneficial ownership of the securities owned by Shipping Master other than securities attributable to its membership in Shipping Master. As a member of the general partner of Sterling/US Shipping, Mr. Newhouse has shared voting and investment power with respect to, and therefore may be deemed to beneficially own, the securities beneficially owned by Sterling/US Shipping L.P. Mr. Newhouse disclaims beneficial ownership of the securities beneficially owned by Sterling/US Shipping L.P., other than securities attributable to his limited and general partnership interest therein. This report shall not be deemed an admission that Sterling/US Shipping L.P. or Mr. Newhouse is the beneficial owner of the securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

          Our audit committee charter requires that any transaction between us or our general partner and: (i) executive officer or director, (ii) any immediate family member of any such officer or director, (iii) any 5% or greater unitholder of the Partnership, or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the audit committee of our board of directors.

Distributions and Payments to Our General Partner and Its Affiliates

          United States Shipping Master LLC, the owner of our general partner, owns 6,899,968 subordinated units representing a direct 37.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us. Our directors (other than Messrs. Ganz, Luterman and O’Kelley) and our executive officers in aggregate control, directly or indirectly, Shipping Master.

          We expect to distribute 98% of our available cash to our unitholders, including Shipping Master as holder of an aggregate of 6,899,968 subordinated units, and the remaining 2% of our available cash to our general partner, which is a wholly-owned subsidiary of Shipping Master. If distributions exceed the $0.45 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights”. Please read “Cash Distribution Policy –Incentive Distribution Rights” in Item 5 of this report. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of approximately $0.7 million on its 2% general partner interest and Shipping Master would receive an annual distribution of approximately $12.4 million on its subordinated units. Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Directors of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master and thus may be deemed to control our general partner. Sterling/US Shipping L.P. and affiliates purchased 143,050 additional common units in the August 7, 2006 equity financing. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, Sterling/US Shipping L.P. and affiliates (other than Shipping Master) would receive an annual distribution of approximately $0.3 million, exclusive of any distributions it receives from Shipping Master.

          Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P., other than pursuant to the incentive distribution rights described above.  Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2006 and 2005 and for the period from November 3, 2004, the date of our initial public offering, to December 31, 2004, these reimbursed expenses totaled approximately $46.4 million, $37.7 million and $6.7 million, respectively.

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

          On August 7, 2006, in order to maintain its 2% ownership relative to the new equity units issued, the general partner was required to make a capital contribution to us of approximately $1.6 million. To make this contribution, the general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

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

Shipping Master Voting Arrangement

          The limited liability company agreement of Shipping Master requires its members to vote the membership interests held by them to elect the following persons, in addition to certain other nominees, to the board of directors of Shipping Master: (i) up to four individuals designated by Sterling/US Shipping L.P., (ii) Mr. Gridley for as long as he is employed by Shipping Master as its chief executive officer and (iii) up to two other persons nominated by the board who are not affiliated with Sterling/US Shipping L.P. The limited liability company agreement also provides that Mr. Gridley will serve as chairman of the board as long as he remains an employee of Shipping Master or one of its subsidiaries. During the term of the limited liability company agreement, the holders of common membership interests of Shipping Master must vote the common membership interests held by them in the same manner as Sterling/US Shipping L.P. votes its preferred membership interests. In addition, the limited liability company agreement requires that the persons serving as directors of Shipping Master be appointed as directors of our general partner. As a result, Shipping Master and indirectly Sterling/Sterling L.P. have the right to elect all the directors of our general partner.

Management Incentive Interest in Our General Partner

          Our general partner is a wholly-owned subsidiary of Shipping Master. Accordingly, the owners of Shipping Master will receive all distributions made by us to our general partner in respect of the general partner interests and incentive distribution rights, subject to the rights granted to the executive officers of our general partner described below. The executive officers of our general partner will have the right to receive 10% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units.

Hess Support

          Hess is one of our significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the support agreement) for the years ended December 31, 2006, 2005 and 2004 were $11.0 million, $13.3 million and $14.2 million, respectively.  Accounts receivable due under the Support Agreement were $0.1 million and $0.4 million at December 31, 2006 and 2005, respectively.

The Blackstone Group and Affiliates

          In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10.8 million to the Joint Venture Investors.  Since August 7, 2006, the Joint Venture has paid interest on the Revolver totaling $1.7 million to the Joint Venture Investors. See “Item 1. Business—Our Vessels--New Product Tankers” for more information regarding the Joint Venture.

Sterling Investment Partners

          In connection with the August 2006 debt and equity financings, we expensed a fee of $0.25 million relating to advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling Advisors”), an affiliate of the entity that directly controls our general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1.5 million to Sterling Advisors.

August 2006 Equity Financing

          On August 7, 2006, we issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds.  Sterling/US Shipping Partners LP, which controls Shipping Master, purchased 41,174 common units and 99,531 class B units, and an affiliate of Sterling/US Shipping Partners LP purchased 686 common units and 1,659 class B units.  In addition, Mr. Gridley, our chairman and chief executive officer, Mr. Gehegan, our president and chief operating officer, Mr. Bergeron, our vice president-chief financial officer, Mr. Colletti, our vice president-operations, and Mr. Miller, our vice president-chartering, purchased 2,020 common units, 2,020 common units, 760 common units, 1,520 common units and 1,520 common units, respectively, and 4,820 class B units, 4,820 class B units, 1,815 class B units, 3,630 class B units and 3,630 class B units, respectively.

Omnibus Agreement

          At the closing of the initial public offering, we entered into an omnibus agreement with Shipping Master, our general partner and our operating subsidiary.

Noncompetition

          Under the omnibus agreement, U.S. Shipping Partners L.P. agreed, and agreed to cause its controlled affiliates to agree, to engage, either directly or indirectly, in the business of providing marine transportation services or any activities that generate qualifying income for federal income tax purposes. Sterling Investment Partners, L.P., non-management co-investors, the Joint Venture and their affiliates (other than Shipping Master) are not prohibited from engaging in activities in which they compete directly or indirectly with us or from owning assets or engaging in businesses that compete directly or indirectly with us.

Indemnification

          Under the omnibus agreement, Shipping Master agreed to indemnify us after the closing of the initial public offering for a period of five years against certain environmental and toxic tort liabilities in excess of $500,000 associated with the operation of the assets before the closing date of our initial public offering. Liabilities resulting from a change in law after the closing of our initial public offering are excluded from the environmental indemnity. There is an aggregate cap of $10.0 million on the amount of indemnity coverage provided by Shipping Master for the environmental and toxic tort liabilities.

          Shipping Master will also indemnify us for liabilities related to:

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

DIRECTOR INDEPENDENCE

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

          The Board has standing Audit, Compensation, Conflicts and Nominating committees. Each committee (other than the Conflicts committee) has a written charter.

          US Shipping General Partner LLC’s board of directors held nineteen meetings during 2006. Each director attended at least 75% of the aggregate of both the total number of meetings of the board of directors of US Shipping General Partner LLC and the total number of meetings held by all committees of such board on which he served (during the periods that he served) with the exception of Mr. Luterman who attended 73% of the aggregate of both the total number of meetings of the board of directors of US Shipping General Partner LLC and the total number of meetings held by all committees of such board on which he served (during the periods that he served).

Board Committees

Audit Committee

          US Shipping General Partner LLC has a standing audit committee comprising of Messrs. Kearns, Luterman and O’Kelley. The board of directors of US Shipping General Partner LLC has determined that Messrs. Kearns, Luterman and O’Kelley are independent within the meaning of the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. O’Kelley is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

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

          The audit committee held ten meetings during 2006.

Compensation Committee

          US Shipping General Partner LLC has a standing compensation committee consisting of Messrs. Kearns, Newhouse, and O’Kelley. The compensation committee, among other tasks, determines and approves the officers’ compensation and benefits, and reviews from time to time the compensation and benefits of non-employee directors.

          The compensation committee held three meetings during 2006.

Conflicts Committee

          US Shipping General Partner LLC has a standing conflicts committee consisting of Mr. O’Kelley and Mr. Kearns. The conflicts committee reviews specific matters that the board of directors of US Shipping General Partner LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement, including any change to the amount of estimated capital expenditures deducted from our calculation of available cash.

          The conflicts committee held one meeting during 2006.

Nominating Committee

          Effective February 2006, US Shipping General Partner LLC elected a nominating committee consisting of Messrs. Gridley, Kearns, and Macey. The nominating committee, among other tasks, assists the Board in its selection of individuals to fill any vacancies or newly created directorships on the Board.

          The nominating committee held one meeting during 2006.

Independent Directors

          The Board has two members of management, Paul Gridley, Chairman and Chief Executive Officer, and Joseph Gehegan, President and Chief Operating Officer, and six non-management directors. The Board has determined that three of its six non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee. The independent directors are: William Kearns, Jr., Gerald Luterman and Ronald O’Kelley.

          Messrs. William Macey, Jr. and Douglas Newhouse are managing members of Sterling Investment Partners L.P., which controls Shipping Master and our general partner. Messrs. Macey and Newhouse are also managing members of Sterling Advisors.

          Mr. Bryan Ganz is co-president and co-chief executive officer and a director of GPX International Tire Company, a portfolio company of Sterling Investment Partners L.P. and Sterling Investment Partners II, L.P. Messrs Macey and Newhouse also serve as directors of GPX International Tire Company.

Independence Determinations

          Under the NYSE’s listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with U.S. Shipping Partners L.P. and no specified relationship that the NYSE has determined precludes independence. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that, other than being a director of US Shipping General Partner LLC, a unitholder of U.S. Shipping Partners L.P. and, in the case of Mr. Kearns, a unitholder and director of United States Shipping Master LLC, each of the independent directors named above has either no relationship with U.S. Shipping Partners L.P., either directly or as a partner, unitholder or officer of an organization that has a relationship with us, or has only immaterial relationships with us and is therefore independent under the NYSE’s listing standards.

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

Executive Sessions of the Board of Directors

          Messrs. Ganz, Kearns, Macey, Newhouse, Luterman and O’Kelley, who are non-management directors of our general partner, meet at regularly scheduled executive sessions without management. These meetings are chaired by each of these directors on a rotating basis. Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

          Messrs. Kearns, Luterman and O’Kelley, who are independent, non-management directors of our general partner, meet at least annually in executive sessions without management and other directors. These meetings are chaired by Mr. O’Kelley. Persons wishing to communicate with our independent, non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2006

          Management of US Shipping General Partner LLC is responsible for U.S. Shipping Partners L.P.’s internal controls and the financial reporting process. PricewaterhouseCoopers LLP, our independent registered public accounting firm for the year ended December 31, 2006, is responsible for performing an independent audit of the partnership’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and generally accepted auditing standards, and an audit of the partnership’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of the partnership’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

          The Audit Committee has reviewed and discussed U.S. Shipping Partners L.P.’s audited consolidated financial statements with management and PricewaterhouseCoopers. The Audit Committee has discussed with PricewaterhouseCoopers the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The Audit Committee has received written confirmation of the firm’s independence from PricewaterhouseCoopers and has discussed with PricewaterhouseCoopers that firm’s independence.

          Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the Board that the audited consolidated financial statements of U.S. Shipping Partners L.P. be included in U.S. Shipping Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Members of the Audit Committee:
          William Kearns, Jr.
          Gerald Luterman
          Ronald O’Kelley

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table presents fees and services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005.

	Year ended December 31,
	2006	2005

	(dollars in thousands)
Audit fees (1)	$974	$595
Audit-related fees (2)	250	229
Tax fees (3)	691	490
All other fees (4)	2	2

Total	$1,917	$1,316

(1)

Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.  Audit fees for 2006 include review of our  S-3 registration statement filed in October 2006, preliminary review of our S-4 registration statement filed in February 2007 and audit fees incurred by the Joint Venture.

(2)

Fees for professional services for consultations related to financial accounting and reporting standards and due diligence services.  Audit-related fees include audit-related fees incurred by the Joint Venture.

(3)	Fees related to professional services for tax compliance, tax advice and tax planning.

(4)	Fees for online research product.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

          Consistent with SEC policies regarding auditor independence, following our initial public offering, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent auditor. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2006, no pre-approval requirements were waived.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2

Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

3.3

Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 4.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

3.4

Certificate of Formation of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004).

3.5*

First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC. (incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

4.1

Indenture dated as of August 7, 2006 between U.S. Shipping Partners, L.P., a Delaware limited partnership (the “Company”), U.S. Shipping Finance Corp., a Delaware corporation (“Finance Corp.”, and together with the Company, the “Issuers”), each entity listed on Schedule I hereto (each a “Guarantor”, and collectively, the “Guarantors”) and Wells Fargo Bank, N.A., a national banking association, as trustee (the “Trustee”). (incorporated by reference to Exhibit 4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.1

Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

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

10.7

Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager INC., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.8

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.9††

Limited Liability Company Agreement of USS Product Investors LLC dated August 7, 2006 (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.10*	Amended and Restated Employment Agreement for Paul B. Gridley. (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.11*	Amended and Restated Employment Agreement for Joseph P. Gehegan. (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.13*	Amended and Restated Employment Agreement for Alan Colletti. (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.14*	Amended and Restated Employment Agreement for Jeffrey M. Miller. (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.15*

Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment was granted for omitted portions.
†† Confidential treatment requested for omitted portions.
* Management contract, compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of U.S. Shipping Partners L.P.:

We have completed integrated audits of U.S. Shipping Partners L.P.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

 Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Shipping Partners L.P. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 16, 2007

U.S. Shipping Partners L.P.
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands)

	December 31,

	2006	2005

Assets
Current assets
Cash and equivalents	$2,686	$10,000
Current portion of restricted cash and equivalents	80,588	—
Accounts receivable, net	10,520	6,993
Prepaid expenses and other current assets	5,604	4,123

Total current assets	99,398	21,116
Restricted cash and equivalents, net of current portion	130,359	—
Vessels and equipment, net	349,897	245,062
Deferred financing costs, net	23,098	3,186
Other assets	2,672	6,858

Total assets	$605,424	$276,222

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,560	$1,850
Accounts payable	11,677	7,051
Due to affiliates	1,840	833
Deferred revenue	1,178	—
Accrued expenses and other liabilities	18,402	6,992

Total current liabilities	35,657	16,726
Long-term debt, net of current portion	368,482	126,187
Advances from Hess, net	11,866	12,350
Deferred income taxes	2,681	1,091
Other liabilities	2,080	—

Total liabilities	420,766	156,354

Minority interest in Joint Venture (Note 9)	17,581	—

Commitments and contingencies (Notes 8 and 13)
Partners’ Capital
Partners’ capital	167,823	117,999
Accumulated other comprehensive (loss) income	(746)	1,869

Total partners’ capital	167,077	119,868

Total liabilities and partners capital	$605,424	$276,222

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except unit data)

	Year Ended December 31,

	2006	2005	2004

Revenues	$150,133	$131,534	$122,355

Operating expenses
Vessel operating expenses	59,493	47,986	47,119
Voyage expenses	27,506	24,203	20,415
General and administrative expenses	13,539	10,826	10,321
Depreciation and amortization	31,305	25,704	23,945

Total operating expenses	131,843	108,719	101,800

Operating income	18,290	22,815	20,555
Interest expense	16,634	6,407	9,960
Interest income	(5,413)	(1,031)	(369)
Loss on debt extinguishment	2,451	—	6,397
Gain on termination of hedge	(1,913)	—	—

Income before income taxes and minority interest	6,531	17,439	4,567
Provision (benefit) for income taxes	1,077	(640)	3,119

Income before minority interest	5,454	18,079	1,448
Minority interest in Joint Venture losses	421	—	—

Net income	5,875	18,079	1,448
Other comprehensive income
Fair market value adjustment for derivatives	(2,615)	2,076	538

Comprehensive income	$3,260	$20,155	$1,986

General partner’s interest in net income	$118	$361	$(107)
Limited partners’ interest in net income
Net income	$5,757	$17,718	$1,555
Net income per unit - basic and diluted	$0.37	$1.28	$0.18
Weighted average units outstanding - basic and diluted	15,586	13,800	8,770

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Changes in Partners’ Capital/Members’ Equity
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

		Partners’ Capital

		Limited Partners							Accumulated Other Comprehensive Income (Loss)

	Members’ Equity (Predecessor)	Common		Class B		Subordinated
								General Partner
		Units	$	Units	$	Units	$			Total

Balance at December 31, 2003	$48,469	—	$—	—	$—	—	$—	$—	$(745)	$47,724
Net income for the period January 1, 2004 to November 2, 2004	6,800	—	—	—	—	—	—	—	—	6,800
Member contributions	2	—	—	—	—	—	—	—	—	2
Member distributions	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Adjustment to reflect net assets not contributed to the Partnership	(31,690)	—	—	—	—	—	—	—	—	(31,690)
Book value of net assets contributed to the Partnership	(8,581)	900	956	—	—	6,900	7,326	299	—	—
Proceeds from initial public offering of common units, net of offering costs of $15,160	—	6,900	138,364	—	—	—	—	—	—	138,364
Redemption of common units	—	(900)	(18,600)	—	—	—	—	—	—	(18,600)
Net loss for the period November 3, 2004 to December 31, 2004	—	—	(2,622)	—	—	—	(2,623)	(107)	—	(5,352)
Fair market value adjustment of derivatives	—	—	—	—	—	—	—	—	538	538

Balance at December 31, 2004	—	6,900	118,098	—	—	6,900	4,703	192	(207)	122,786
Net income	—	—	8,859	—	—	—	8,859	361	—	18,079
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	—	2,076	2,076
Cash distributions	—	—	(11,306)	—	—	—	(11,306)	(461)	—	(23,073)

Balance at December 31, 2005	—	6,900	115,651	—	—	6,900	2,256	92	1,869	119,868
Net income	—	—	2,908	—	(102)	—	2,951	118	—	5,875
Proceeds from equity issuance	—	1,310	24,033	3,123	53,469	—	—	1,582	—	79,084
Equity issuance costs	—	—	(847)	—	(1,883)	—	—	(55)	—	(2,785)
Costs associated with issuance of Joint Venture equity, net	—	—	(1,293)	—	(492)	—	(1,087)	(59)	—	(2,931)
Realized gain on termination of hedge	—	—	—	—	—	—	—	—	(1,913)	(1,913)

Fair market value adjustment for derivatives	—	—	—	—	—	—	—	—	(702)	(702)
Cash distributions	—	—	(13,599)	—	(2,811)	—	(12,421)	(588)	—	(29,419)

Balance at December 31, 2006	$—	8,210	$126,853	3,123	$48,181	6,900	$(8,301)	$1,090	$(746)	$167,077

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	For the Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net income	$5,875	$18,079	$1,448
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	32,475	26,634	24,745
Deferred income taxes	1,533	(1,903)	2,895
Capitalized drydock costs	(31,082)	(8,930)	—
Gain on termination of hedge	(1,913)	—	—
Loss on debt extinguishment	2,451	—	6,397
Minority interest in Joint Venture losses	(421)	—	—
Provision for accounts receivable	137	314	382
Changes in assets and liabilities:
Accounts receivable	(2,631)	(328)	(10,835)
Prepaid expenses and other current assets	(2,297)	1,526	(2,749)
Other assets	(137)	(113)	—
Accounts payable	4,804	(803)	(1,785)
Deferred revenue	1,178	(2,325)	2,325
Accrued expenses and other liabilities	8,231	(1,542)	4,361

Net cash provided by operating activities	18,203	30,609	27,184

Cash flows from investing activities
Proceeds from Senesco settlement	21,000	—	—
Proceeds from sale of vessels and equipment	—	—	2,000
Construction/purchase of vessels and equipment	(117,092)	(53,227)	(41,050)
Purchase of office furniture, equipment and other	(317)	—	—
Deposit to secure shipyard slot	—	(3,788)	—
Change in restricted cash and equivalents, net	(210,947)	—	502
(Payments to) advances from Hess	(484)	963	4,007

Net cash used in investing activities	(307,840)	(56,052)	(34,541)

Cash flows from financing activities
Member contributions	—	—	2
Proceeds from issuance of debt	356,000	30,000	202,500
Gross proceeds from equity issuance	79,084	—	153,524
Proceeds from revolver borrowings	25,000	—	—
Contribution by minority interest equity investors in Joint Venture	29,148	—	—
Proceeds from Joint Venture revolver borrowings	16,307	—	—
Repayment of debt	(129,302)	(1,588)	(247,250)
Repayment of revolver borrowings	(25,000)	—	—
Deferred financing costs	(24,546)	(154)	(7,928)
Partnership equity offering expenses	(2,785)	—	(15,160)
Joint Venture equity offering costs, net	(14,077)	—	—
Proceeds from hedge termination	1,913	—	—
Redemption of common units held by Predecessor	—	—	(18,600)
Distributions to partners/members	(29,419)	(23,073)	(15,000)
Cash retained by general partner	—	—	(23,038)

Net cash provided by financing activities	282,323	5,185	29,050

Net (decrease) increase in cash and cash equivalents	(7,314)	(20,258)	21,693
Cash and cash equivalents at beginning of year	10,000	30,258	8,565

Cash and cash equivalents at end of year	$2,686	$10,000	$30,258

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$14,552	$6,733	$9,232
Income taxes	$335	$857	$17
Supplemental disclosure of non-cash investing and financing activities
Retention of non-cash assets by the general partner	$—	$—	$8,652

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except unit data)

1.       Formation and Nature of Operations

          On July 30, 2004 U.S. Shipping Partners L.P. (the “Partnership”) was formed to acquire, own and operate integrated tug barge units (“ITBs”) that transport petroleum products and specialty refined petroleum and chemical product, or parcel, tankers (“Parcel Tankers”) conducted by United States Shipping Master LLC and its subsidiaries (collectively, the “Predecessor”). The Predecessor has, since September 2002, engaged in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. On November 3, 2004, the Predecessor contributed assets and liabilities constituting the business of the Predecessor to the Partnership in connection with the initial public offering of the common units representing limited partner interests in the Partnership (the “common units”). In exchange for these assets and liabilities, the Predecessor received 899,968 common units and 6,899,968 subordinated units representing limited partner interests in the Partnership. The Partnership’s general partner received a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit. During 2005, the Partnership acquired two additional vessels, the Houston, a petroleum product tanker, and the Sea Venture, a parcel tanker.

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

          The Partnership owns and operates several types of vessels, including six ITBs, three Parcel Tankers and the Houston.

          The Partnership is constructing one articulated tug barge (“ATB”) that is scheduled for delivery in the second quarter of 2007. Additionally, in February 2006, the Partnership entered into a contract with Manitowoc Marine Group, (“MMG”), for the construction of four barges, although the Partnership has the option to cancel one barge at any time prior to June 18, 2007. Also in 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc., (“Eastern”), which will be joined with the barges to complete three new ATB units. Eastern has granted the Partnership an option to have one additional tug constructed and delivered, which option must be exercised by May 1, 2007.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers, and the option to construct five additional tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. The Partnership owns a 40% interest in the Joint Venture and third parties own a 60% interest. However, due to the Partnership’s control of the Joint Venture, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes.  The Partnership presents in its consolidated financial statements the debt of the Joint Venture but the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $19,432 has already been made. The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture losses” on the Consolidated Statements of Operations and Comprehensive Income (Note 9).

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

3.       Summary of Significant Accounting Principles

Principles of Consolidation

          These consolidated financial statements are for the Partnership and its subsidiaries. In addition to all the wholly-owned subsidiaries of the Partnership, due to the Partnership’s control of the Joint Venture, the financial statements of the Joint Venture are consolidated with the Partnership for financial reporting purposes, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which $19,432 has already been made. The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture losses” on the Consolidated Statements of Operations and Comprehensive Income. For the period prior to November 3, 2004, the business was operated by the Predecessor and, therefore, the consolidated financial statements are for the Predecessor for that period. All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

          The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of at least three new ATBs (the “ATB Escrow”) and the remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of December 31, 2006, the ATB Escrow balance was $160,379 and the Joint Venture Escrow balance was $50,568.  Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash.

Revenue Recognition

          The Partnership earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time of each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.

          At December 31, 2006, the Partnership received an advance payment of $1,178 for freight revenue from a customer. This deferred revenue is classified as a liability until earned. At December 31, 2005, no advance payments were received by the Partnership.

Vessels and Equipment

          The Partnership incurs expenses related to the depreciation of the historical cost of its fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

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

•

Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance twice every five years (although to date the Partnership has been able to obtain a waiver from the United States Coast Guard allowing us to drydock the ITBs once every five years, with a mid-period underwater survey in lieu of a drydock); and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston.

          When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the dispositions included in income. Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs of disposal.

          Construction costs of new vessels are capitalized and included in construction in progress until completed. Interest incurred during the construction of vessels is capitalized based on the costs incurred.

Drydocking

          Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance at least twice every five years (although, to date the Partnership has been able to obtain a waiver from the United States Coast Guard allowing the Partnership to drydock the ITBs once every five years, with a mid-period underwater survey in lieu of a drydock) and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and Houston. During 2006, the Partnership capitalized $30,822 for the drydocking of five vessels.  During 2005, the Partnership capitalized $15,616 of expenditures for the drydocking of three vessels.

Fuel Supplies

          Fuel used to operate the Partnership’s vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $2,374 and $2,028 at December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, amounts accrued for fuel purchases, $2,008 and $1,848 at December 31, 2006 and 2005, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Deferred Financing Costs

          Direct costs associated with obtaining long-term financing are deferred and generally amortized utilizing the effective interest method over the terms of the related financing. For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the volatile nature of the borrowing balances. Any unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	December 31,

	2006	2005

Interest	$5,618	$21
Construction of vessels	5,100	—
Bunkers	2,008	1,848
Other	5,676	5,123

	$18,402	$6,992

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to depreciable lives and salvage values of vessels and liabilities incurred for property and indemnity claims. Actual results could differ from those estimates.

Concentration of Credit Risk

          Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and trade accounts receivable. The Partnership maintains its cash on deposit at a financial institution in amounts that, at December 31, 2006, exceeded insurable limits by $2,586.

          The Partnership’s operations are concentrated in long-haul coastwise marine transportation services, principally for refined petroleum production in the U.S. domestic “coastwise” trade. Events or changes in regulations impacting this industry could have a material impact on the Partnership’s operations.

          With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $177 and $139 at December 31, 2006 and 2005, respectively. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the years ended December 31, 2006 and 2005 and 2004, the Partnership charged to expense $137, $314 and $382, respectively, and incurred write-offs of $151, $275 and $282, respectively.

          Voyage revenues and accounts receivable for the Partnership’s customers included the following concentration:

	Voyage Revenues Year Ended December 31,			Accounts Receivable December 31,

	2006	2005	2004	2006	2005

BP	25%	30%	27%	13%	16%
Shell	25%	25%	20%	24%	30%
Seariver Maritime	10%	6%	9%	21%	0%
Hess	7%	10%	12%	9%	6%
Valero	1%	30%	40%	0%	10%

          Voyage revenues from Hess do not include payments from Hess under the Hess support agreement. Accounts receivable from Hess include accounts receivable under the Hess support agreement.

Long-Lived Assets

          The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the asset is less than the asset’s net book value. There were no impairments in 2006, 2005 or 2004.

Derivative Instruments

          The Partnership utilizes derivative financial instruments to reduce interest and currency exchange rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

Taxes

          As a limited liability company, the Predecessor was treated as a partnership for income tax purposes. Accordingly, the Predecessor was generally not subject to federal and state taxes, and its profits and losses were passed directly to its members for inclusion in their respective income tax returns. The Predecessor was subject to certain state franchise and other taxes.

          One of the Predecessor’s subsidiaries, USS Vessel Management Inc., was a corporation and was subject to federal, state and local income taxes, which are reflected in these financial statements. Upon completion of the initial public offering, a subsidiary of the Partnership, Chemical Pioneer Inc., was converted from a limited liability company to a corporation and, consequently, is subject to federal, state and local income taxes. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. As a master limited partnership, the Partnership is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Partnership is subject to certain state franchise and other taxes. At December 31, 2006 and 2005, tax payable amounts included in accrued expenses and other liabilities were $1,225 and $1,051 respectively.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of its corporate subsidiary, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No such allowances were recorded at December 31, 2006 and 2005.

Fair Value of Financial Instruments

          The carrying amount of the Partnership’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 2006 and 2005, the net book value of long-term debt approximated its fair value based on secondary market indicators. Since the Partnership’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, amortization schedule and liquidity.

Reclassification

          Certain prior period amounts have been reclassified to conform to current year presentation.

Net Income per Unit

          Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, as described below, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units. The Partnership’s long-term incentive plan currently permits the issuance of an aggregate of 689,997 units. There were no unit options or phantom units issued or outstanding during the periods ended December 31, 2006, 2005 and 2004. For periods prior to November 3, 2004, such units are equal to the common and subordinated units received by the Predecessor in exchange for the net assets contributed to the Partnership, or 7,799,936.

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

          As described in Note 1 above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.50 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income did not exceed $0.50 per unit for any quarter during 2006, 2005 or the quarter ended December 31, 2004, the assumed distribution of net income does not result in use of the increasing percentages to calculate the general partner’s interest in net income. Distributions during the years ended December 31, 2006 and 2005 and for the period ended December 31, 2004 were $1.80, $1.80 and $0.2885 per unit, respectively.

4.       New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. The Partnership is currently reviewing the impact of this pronouncement to it upon its adoption.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Partnership is currently reviewing the impact of this pronouncement to it upon its adoption.

           In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach,” quantification of errors is required under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of this pronouncement had no impact on the Partnership’s financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
2.	Is irrevocable (unless a new election date occurs)
3.	Is applied only to entire instruments and not to portions of instruments.

The Partnership is currently reviewing the impact of this pronouncement to it upon its adoption .

5.       Vessels and Equipment

          Vessels and equipment consisted of the following:

	December 31,

	2006	2005

Vessels	$257,688	$257,688
Office furniture, equipment and other	448	131

	258,136	257,819
Less: Accumulated depreciation	83,339	61,130

	174,797	196,689
Construction-in-progress-ATB’s	101,908	31,508
Construction-in-progress-tankers	35,027	—
Capitalized drydock expenditures, net of amortization of $7,848 and $11,199	38,165	16,865

Total vessels and equipment, net	$349,897	$245,062

          Depreciation of vessels, office furniture, equipment and other for the years ended December 31, 2006, 2005 and 2004 was $22,209, $20,316, and $18,971 respectively. Amortization of drydocking expenditures was $9,096, $5,388, and $4,974 for the years ended December 31, 2006, 2005, and 2004, respectively.

          At December 31, 2006 and 2005, construction-in-progress-ATBs includes capitalized interest of $5,822 and $1,140, respectively, and unpaid invoices of $5,104 and $1,806, respectively. At December 31, 2006 construction-in-progress-tankers of the Joint Venture includes capitalized interest of $2,984 and unpaid invoices of $1,193. Capitalized drydock expenditures of $5,398 and $6,041 were unpaid at December 31, 2006 and 2005, respectively. Unpaid invoices are included in either Accounts payable or Accrued expenses and other liabilities in the accompanying Balance Sheets.

          The increase in capitalized drydock expenditures from December 31, 2005 is primarily related to the completion of drydocks for the Sea Venture, the Charleston, the Groton, the Mobile and the Chemical Pioneer, offset by amortization.

          The increase in office furniture, equipment and other from December 31, 2005 is primarily related to leasehold improvements for the Partnership’s New York Office (Note 13).

          On November 28, 2005 the Partnership acquired the Sea Venture, a Jones Act, 19,000 dwt double-bottomed chemical/product tanker. The vessel was re-built in 1983 and is capable of carrying twenty-one different grades of product in independent cargo tanks. The purchase price of the vessel, including legal, survey and other acquisition costs, was $4,126. The vessel was placed in service in June 2006 upon completion of its drydocking, which cost $9,866.

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

6.       Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings and are generally amortized using the effective interest method over the term of the loan. For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the volatile nature of the borrowing balances. Any unamortized deferred financing costs are written-off when debt is retired before the maturity date. On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Additionally, as a result of the refinancing of the Partnership’s credit facility, approximately $2,451 of deferred financing costs that were associated with the debt that was repaid were expensed. For the years ended December 31, 2006, 2005 and 2004, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $1,170, $930 and $800, respectively, were amortized and included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income, and a portion is included in construction-in-progress-ATBs as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs. For the year ended December 31, 2006, deferred financing costs of $1,013 were amortized and included in construction-in-progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers.

7.       Income Taxes

          The components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,

	2006	2005	2004

Current
Federal	$(664)	$932	$145
State	208	331	79

	(456)	1,263	224

Deferred
Federal	1,331	(1,475)	2,232
State	202	(428)	663

	1,533	(1,903)	2,895

Provision/(benefit) for income taxes	$1,077	$(640)	$3,119

          A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,

	2006	2005	2004

Tax at federal statutory rate of 34%	$2,221	$5,929	$1,553
Entities not subject to federal income tax	(1,488)	(6,476)	(1,792)
State and local income taxes, net of federal benefit	337	(44)	19
Increase in deferred taxes resulting from conversion of a subsidiary to a corporation	—	—	3,244
Other	7	(49)	95

Total	$1,077	$(640)	$3,119

          Significant components of deferred income tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	December 31,

	2006	2005

Current deferred tax assets (liabilities)
Prepaid expenses	$(16)	$(2)
Net operating loss carryforward	117	—
Allowance for doubtful accounts	6	52

	107	50

Noncurrent deferred tax assets (liabilities)
Depreciation and amortization	(2,681)	(1,091)

	(2,681)	(1,091)

Net deferred tax liability	$(2,574)	$(1,041)

          At December 31, 2006, the Partnership’s corporate subsidiary, Chemical Pioneer, had a state net operating loss carryforward of approximately $1,975, which will expire in 2013.

8.       Financing

a.       Debt and Equity Financings

          On August 7, 2006, the Partnership completed debt and equity financings for which the Partnership received gross proceeds of approximately $429,100 (excluding proceeds received by the Joint Venture). The proceeds were used as follows: (i) to fund $182,600 into the ATB Escrow account; (ii) to fund the Partnership’s remaining $65,000 capital commitment to the Joint Venture (Note 9); (iii) to refinance $152,100 of indebtedness outstanding under the Partnership’s Second Amended and Restated Credit Facility (See “b” below); (iv) to pay fees and expenses totaling approximately $14,400 incurred in connection with these transactions; and (v) for general corporate purposes.

          Debt

          The Partnership’s outstanding debt consisted of the following:

	December 31,

	2006	2005

Third Amended and Restated Credit Facility - Term	$254,735	$—
13% Senior Secured Notes due 2014	100,000	—
Revolving Notes Facility - Joint Venture	16,307	—
Second Amended and Restated Credit Facility - Term	—	128,037

Total	371,042	128,037
Less: Current portion of long-term debt	2,560	1,850

Long-term debt	$368,482	$126,187

          Capitalized interest expense for the years ended December 31, 2006, 2005 and 2004 was $7,667, $1,256 and $72, respectively.

          Senior Secured Notes

          On August 7, 2006, the Partnership and its wholly-owned subsidiary, U.S. Shipping Finance Corp., co-issued $100,000 aggregate principal amount of 13% Senior Secured Notes due August 15, 2014 (the “Notes”). Interest is payable on the Notes on February 15 and August 15 of each year, beginning February 15, 2007. At December 31, 2006 the Partnership accrued $5,272 of interest on the Notes.

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

          The Notes are guaranteed by all of the Partnership’s existing domestic subsidiaries, other than U.S. Shipping Finance Corp., which acted as co-issuer of the Notes, Product Carriers, which owns the Partnership’s investment in the Joint Venture, and the Joint Venture (Note 16). The Notes and guarantees are secured on a second priority basis by liens on the Partnership’s vessels and the ATB Escrow account. In the event that the Partnership’s creditors exercise remedies with respect to the Partnership’s and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under the Partnership’s amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the Notes.

          Credit Facility

          On August 7, 2006, concurrent with the sale of the Notes, the Partnership also amended and restated its then existing credit facility (the “Prior Credit Facility”) by entering into the Third Amended and Restated Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility provides for:

•

Term loans up to $310,000, including a delayed draw term loan of $60,000, of which the Partnership has $254,735 outstanding at December 31, 2006. These borrowings bear interest at LIBOR (5.4% at December 31, 2006) plus 3.5%. The $310,000 term facility will mature on August 6, 2012, and is required to be repaid quarterly at an annual rate of one percent of the term loans, with the remainder due in the final year. At December 31, 2006 and 2005 the interest rate for term debt was 8.9% and 6.2%, respectively. The 2005 rate reflects lower LIBOR at December 31, 2005 as well as a 1.5% lower margin above LIBOR under the Prior Credit Facility. The Partnership incurs a commitment fee on the undrawn portion of the delayed draw term facility at 1.75% per year.

•

A revolving credit facility up to $40,000. The revolving credit facility provides for the issuance of letters of credit for amounts totaling up to a sublimit of $15,000. As of December 31, 2006, net of letters of credit totaling $214 that were outstanding, the maximum amount available under the revolving credit facility was $39,786. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility of 0.5% per year. Borrowings under the revolving credit facility are due and payable at the earlier of August 6, 2011 or the date the term facility is repaid. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.5%.

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

          Borrowings under the Amended Credit Facility are due and payable on the earlier of August 6, 2011 or the date the term facility is repaid. The term loan matures August 6, 2012, and is required to be amortized quarterly. The Partnership can prepay all loans under the Amended Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs).

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

          The Partnership’s Amended Credit Facility prevents it from declaring dividends or distributions if any event of default, as defined in the Amended Credit Facility, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring the Partnership to adhere to certain financial covenants and limiting the ability of the Partnership’s operating company and its subsidiaries to, among other things:

•	incur or guarantee indebtedness;
•	change ownership or structure, including consolidations, liquidations and dissolutions;
•	make distributions or repurchase or redeem units;
•	make capital expenditures in excess of specified levels;
•	make certain negative pledges and grant certain liens;
•	sell, transfer, assign or convey assets;
•	make certain loans and investments;
•	enter into a new line of business;
•	transact business with affiliates;
•	amend, modify or terminate specified contracts;
•	permit the obligations (other than certain specified obligations) of Product Carriers and the Joint Venture being recourse to the Partnership;
•	enter into agreements restricting loans or distributions made by the Partnership’s operating company’s subsidiaries to the Partnership or its operating company; or
•	participate in certain hedging and derivative activities.

If an event of default exists under the credit agreement, the lenders will be able to terminate the revolving credit facility and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies.

          Joint Venture Credit Facility

          On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the “Revolver”) pursuant to which affiliates of The Blackstone Group and other parties (the “Joint Venture Investors”) have made available $325,000 of revolving credit loans, of which $16,307 was drawn as of December 31, 2006. The Revolver terminates on July 31, 2012, but may be terminated earlier upon the reduction of the commitment amount to zero pursuant to the terms of the Revolver or ninety days following the delivery date of the last vessel, as defined. In addition, the Revolver stipulates prepayment amounts and dates that result from a commitment reduction, the sale of a vessel, or an event of loss, as defined. Borrowings bear interest at either the base rate of interest (greater of the Federal Funds Rate plus 0.5% or JPMorgan Chase Bank, N.A.’s prime rate) plus 3.5% or the adjusted LIBOR rate of interest, as defined, plus 4.5%. If certain operational targets are met by August 7, 2009, the spread for both base rate and adjusted LIBOR rate advances will be reduced by 1.0%. All borrowings as of December 31, 2006 bear interest at adjusted LIBOR (5.4% at December 31, 2006) plus 4.5%. The Joint Venture incurs a commitment fee on the unused portion of the Revolver of 1.0% per year. In addition, both the security agent and administrative agent are due fees of 0.005% of borrowings outstanding and $300 per year, respectively. The Revolver is secured by substantially all of the assets of the Joint Venture and contains various restrictions and limitations that may affect the Joint Venture’s business and affairs. These include restrictions and limitations relating to the Joint Venture’s ability to incur indebtedness and other obligations and to make investments and acquisitions. The Joint Venture’s failure to comply with any of these provisions, or to pay its obligations under the Revolver, could result in foreclosure by the lenders of their security interests in its assets. The Partnership has no obligation for the liabilities of the Joint Venture under the revolver in excess of its $70,000 capital commitment, of which $19,432 has been made at December 31, 2006.

          At December 31, 2006 the Partnership’s debt maturities were as follows:

Year ended December 31,

2007	$2,560
2008	2,560
2009	2,560
2010	2,560
2011	18,867
Thereafter	341,935

$371,042

b.        Prior Credit Facilities

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

          The amended and restated credit facility provided for a revolving credit facility up to $25,000, with a letter of credit sub-facility of $10,000. The amended and restated credit facility required a 1% annual commitment fee on the sum of the average daily unused portion of the line of credit amount and 1.75% to 2.25%, depending on the Partnership’s debt leverage ratio, on any outstanding letters of credit. Borrowings bore interest at the bank prime rate plus 0.75% to 1.25% or LIBOR plus 1.75% to 2.25%, depending in each case on the Partnership’s debt leverage ratio.

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

          On November 3, 2004, the Partnership entered into a second amended and restated credit agreement, which provided for a $100,000 term loan that bore interest at LIBOR (4.20% at December 31, 2005) plus 2.00%, or the prime rate (7.25% at December 31, 2005) plus an applicable margin. Principal and interest was due and payable quarterly. The loan matured on April 30, 2010, and was collateralized by all the Partnership’s assets. The second amended and restated credit facility contained various financial covenants, including certain restrictions on the sale or acquisition of assets and a requirement to adhere to specified financial ratios.

          The second amended and restated credit facility provided for a revolving credit facility up to $50,000, with a letter of credit sub-facility of $10,000, of which the Partnership had $600 outstanding at December 31, 2005. The second amended and restated credit facility required a 0.50% annual commitment fee on the sum of the average daily unused portion of the line of credit amount, a 1.50% to 2.00% fee, depending on the Partnership’s debt leverage ratio, on any outstanding letters of credit, and a 0.75% annual commitment fee with respect to the delayed draw term loan. Borrowings bore interest at the bank’s prime rate plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%, depending in each case on the Partnership’s debt leverage ratios.

          In connection with entering into the second amended and restated credit facility, the Partnership expensed $3,230 of previously capitalized financing costs and certain additional costs incurred in amending and restating this credit facility. In addition, $890 of costs incurred in amending and restating this credit facility were capitalized.

          On September 9, 2005, the Partnership borrowed an additional $30,000 under its second amended and restated credit facility to finance the purchase and drydock of the Houston. The loan matured on April 30, 2010 and bore interest at LIBOR plus 2.00%. In connection with this borrowing $154 of financing costs incurred were capitalized.

          On October 24, 2005, the Partnership amended its second amended and restated credit facility principally to allow for additional payments, not to exceed $7,500, to be made by the Partnership to the SENESCO shipyard for construction of its ATB. See Note 13 for additional information.

          During the year ended December 31, 2006, to finance a portion of the construction of its ATB series, the Partnership borrowed $25,000 on its revolving credit facility under the second amended and restated credit facility. These borrowings bore interest at LIBOR plus 2.0%, or approximately 7.5%.

          On August 7, 2006 all outstanding borrowing under the second amended and restated credit facility were paid in full upon the execution of the Amended Credit Facility.

9.       Joint Venture

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers by NASSCO. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which $19,432 had been paid by the Partnership through December 31, 2006. The remaining Partnership commitment of approximately $50,568 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of its cash into the Joint Venture Escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the first five tankers, including $16,307 that was drawn as of December 31, 2006 (Note 8). As tankers are constructed, the Partnership will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If the Partnership does not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow the Partnership to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to the Partnership (or to third parties if the Partnership does not exercise its purchase options), to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. The Partnership anticipates that the $500,000 of financing committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to the Partnership or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. The Partnership received an arrangement fee of $4,500 which is reflected in the financial statements as a reduction of the Partnership’s fees associated with the issuance of Joint Venture equity. The Joint Venture also has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          The Partnership, through Product Carriers, owns a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to the Partnership, although the Joint Venture’s financial statements are consolidated with it for financial reporting purposes due to the Partnership’s control of the board of directors of the Joint Venture. The Partnership does not have any further obligation to contribute funds to the Joint Venture, other than its commitment to provide $70,000 of equity funding, to guaranty USS Product Manager LLC’s (“Product Manager”), the Partnership’s recently formed wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations. The Consolidated Statements of Operations and Comprehensive Income include the net income (loss) attributable to the 60% owners of the Joint Venture as “Minority interest in Joint Venture losses” and the Consolidated Balance Sheets include the equity attributable to the 60% owners of the Joint Venture as “Minority Interest in Joint Venture.”

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

          Product Manager will manage the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

•	an oversight fee of $1,000 per tanker, payable ratably over the course of construction of such tanker;
•	an annual management fee of $1,000 for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

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

          For the year ended December 31, 2006, the Partnership earned $53 in oversight fees from the Joint Venture.

10.     Hedging

          During 2002, the Predecessor entered into contracts to hedge the interest rate risk on a portion of the term loan. To hedge the risk of increasing interest rates, the Predecessor entered into a $62,375 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.15% plus the LIBOR-rate spread of 3.25%, resulting in a 6.40% interest rate. The contract was set to expire in December 2006. In April 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.25%, resulting in a 5.40% interest rate. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.15% interest rate. In April 2004, the Predecessor also entered into a second contract to hedge the interest rate risk on an additional portion of the term loan. The Predecessor entered into a $54,250 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate of 3.9075% plus the LIBOR-rate spread of 2.25%, resulting in a 6.1575% interest rate. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.9075% interest rate. This contract was schedule to expire in December 2008. In conjunction with the refinancing of the second amended and restated credit facility (Note 8), these contracts were terminated in August 2006, resulting in a reclassification from other comprehensive income to gain on termination of hedge of $1,913.

          In connection with the Amended Credit Facility, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $2,080 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a gain of $520 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439, relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership has entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. The fair market value of the forward contracts at December 31, 2006 was $814. The fair market value of the forward contracts is included in other comprehensive income on the accompanying financial statements. When realized, the gain or loss on the forward contracts will be applied to the cost of the owner-furnished items.

          At December 31, 2006 and 2005, LIBOR was 5.36% and 4.20%, respectively.

11.     Hess Support Agreement

          On September 13, 2002, the Predecessor entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed for five years and based upon which support payments would be made by Hess to the Partnership. For the years ended December 31, 2006 and 2005, five ITBs were covered by this agreement. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to us, and then the Partnership must share 50% of any additional excess amount with Hess. The differences resulting from these rates are calculated on a monthly basis. The net amounts paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount paid will be treated as a purchase price adjustment and is expected to reduce the original cost of the ITBs and the related depreciation from that date forward.

          From September 13, 2002 to December 31, 2006, the Partnership’s third-party contract rates have been less than the agreed charter rates by a cumulative amount of $11,866, which has been classified as advances from Hess. For the year ended December 31, 2006 payments to Hess under the support agreement were $484.  For the years ended December 31, 2005 and 2004 advances from Hess under the support agreement were $963 and $4,007, respectively.

12.     Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the years ended December 31, 2006, 2005 and 2004 were $11,035, $13,251 and $14,221, respectively. Accounts receivable due under the Support Agreement were $115 and $344 at December 31, 2006 and 2005, respectively.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $46,388 and $37,737, respectively, for the years ended December 31, 2006 and 2005 and $6,717 for the period November 3, 2004 through December 31, 2004.

          On August 7, 2006, in order to maintain its 2% ownership relative to the new equity units issued (Note 8), the general partner was required to make a capital contribution to the Partnership of approximately $1,582. To make this contribution, the general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the year ended December 31, 2006 the Partnership paid $231 in connection with the lease and received $174 from its related parties. Terms of the lease are further discussed in Note 13.

          The Blackstone Group and Affiliates

          As a result of the formation the Joint Venture, the Partnership considers the Joint Venture Investors to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. Since August 7, 2006, the Joint Venture has paid interest on the Revolver totaling $1,680 to the Joint Venture Investors.

          Sterling Investment Partners

          In connection with the debt and equity financings (Note 8), the Partnership expensed a fee of $250 relating to advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling”), an affiliate of the entity that directly controls the Partnership’s general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1,500 to Sterling. The portion of the $1,500 related to the issuance of the Joint Venture equity was recorded as a charge to the equity raised and the portion related to the issuance of debt was recorded as deferred financing costs (Note 6).

          August 2006 Equity Financing

          On August 7, 2006, the Partnership issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77,500 of gross proceeds.  Sterling/US Shipping Partners LP, which controls Shipping Master, purchased 41,174 common units and 99,531 class B units, and an affiliate of Sterling/US Shipping Partners LP purchased 686 common units and 1,659 class B units.  In addition, Mr. Gridley, the Partnership’s chairman and chief executive officer, Mr. Gehegan, the Partnership’s president and chief operating officer, Mr. Bergeron, the Partnership’s vice president-chief financial officer, Mr. Colletti, the Partnership’s vice president-operations, and Mr. Miller, the Partnership’s vice president-chartering, purchased 2,020 common units, 2,020 common units, 760 common units, 1,520 common units and 1,520 common units, respectively, and 4,820 class B units, 4,820 class B units, 1,815 class B units, 3,630 class B units and 3,630 class B units, respectively.

13.     Commitments and Contingencies

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

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York office, commencing on January 1, 2006. The Partnership, as the lessee, subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership. The total obligation of the lease over the ten-year period is $4,150, including annual escalation; however, the Partnership is entitled to sublease income of $3,112 from the affiliated companies. Average annual rental expense, net of sublease income of $311, to the Partnership is $104. The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property and the sublease provides for the affiliated companies to pay 75% of these expenses. Total rental expense excludes such additional expense payments as part of the minimum rentals.

          At December 31, 2006, future rental commitments under these noncancelable leases are as follows:

Year ended December 31,	Operating Leases	Subleases	Net Leases

2007	$1,284	$(302)	$982
2008	807	(307)	500
2009	584	(312)	272
2010	424	(318)	106
2011	432	(324)	108
Thereafter	1,803	(1,351)	452

	$5,334	$(2,914)	$2,420

          Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $470, $473 and $411, respectively. In addition to minimum rental payments above, rent expense includes reimbursements for real estate taxes and rental of a warehouse under a cancelable lease.

          Employment Agreements

          The general partner of the Partnership has entered into employment agreements, expiring in October 2007, with its five executive officers. The employment agreements have an initial term of three years that are automatically extended for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement. The employment agreements currently provide for an aggregate base annual salary of $1,619. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee’s employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee’s agreement or (b) one year, a monthly payment equal to one-twelfth of the employee’s then annual salary.

          Union Agreements

          All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers’ International Union. Licensed officers, including the Partnership’s Captains, are employed under a collective bargaining agreement with the American Maritime Officers union. Both union agreements expire in the second quarter of 2007, at which time the Partnership expects to execute new agreements.

          Claims and Litigation

          At December 31, 2006 and 2005, the Partnership recorded a liability for total claims exposure, both insured and uninsured, of $1,570 and $1,469, respectively, and a corresponding receivable from the insurance carrier of $651 and $1,414, respectively.

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

          Charter Commitments

          The Partnership’s time charters and consecutive voyage charters extend over various periods of time. At December 31, 2006, minimum future charter revenue from vessel charters was as follows:

Year ended December 31,
2007	$102,512
2008	44,426
2009	52,600
2010	52,379
2011	36,008
Thereafter	94,683

$382,608

          Contractual Obligations

          Contractual obligations at December 31, 2006 consisted of the following:

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$371,042	$2,560	$5,120	$21,427	$341,935
Interest on long-term debt (2)	258,561	42,660	84,653	82,589	48,659
ATB commitments (3) (4)	228,583	81,678	146,905	—	—
Joint Venture commitments (4) (5)	997,844	49,518	324,153	386,335	237,838
Non-cancelable operating leases	5,334	1,284	1,392	856	1,802

Total contractual obligations	$1,861,364	$177,700	$562,223	$491,207	$630,234
Less: sublease rent (6)	2,914	302	619	642	1,351

	$1,858,450	$177,398	$561,604	$490,565	$628,883

(1)

Includes payments on the $6,000 of the $60,000 million delayed draw term loan that was outstanding at December 31, 2006. Does not include payments on the revolving credit facilities as there have not been any draws as of December 31, 2006. Includes $16,307 of the Joint Venture’s revolving credit facility.

(2)

Assumes no additional borrowings or prepayments.  Assumes interest rates in effect on December 31, 2006 are in effect for entire term (Note 8). Includes the effect of two interest rate hedges in effect at December 31, 2006 (Note 10).

(3)

The Partnership has the option to cancel one barge at any time prior to June 18, 2007, in which event, it will forfeit the $3,832 paid in respect to such vessel. If the Partnership exercises its option to cancel, the total ATB unit commitment will be $181,986.  At December 31, 2006, the Partnership had $160,379 in escrow to fund its obligations with respect to construction of three ATBs.

(4)	Amounts exclude capitalized interest.
(5)

Represents the amounts necessary to build all nine tankers under the NASSCO contract, of which the Partnership is only committed to contribute its remaining capital contribution commitment to the Joint Venture of $50,568. Based upon current funding expectations, of the $50,568 remaining capital contribution commitment, $11,142 is due in 2007 and the balance between 2008 and 2009. The Partnership’s commitment is limited to the $50,568 based on the expectations that the obligations of the Joint Venture will be non-recourse to it. Additionally, although the Partnership does not expect to, it can opt not to build tankers six through nine at a penalty of up to $10,000 per tanker. At December 31, 2006, the Partnership had $50,568 in escrow to secure its obligation to make the remainder of its required capital contribution.

(6)

The Partnership subleases approximately 75% of its New York office space to certain companies affiliated with its Chairman and Chief Executive Officer.  See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – New York Office Sublease.”

          ATB Commitments

          In August 2004, the Partnership entered into a contract with SENESCO to build a 19,999 dwt ATB at a price of $45,400 to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, the Partnership entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, the Partnership cancelled its agreement with SENESCO to construct the ATB and took possession of the tug and barge under construction. SENESCO paid the Partnership $21,000 to cover a portion of the cost overruns. The Partnership has hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB. Although the Partnership is still targeting this ATB to be completed by April 30, 2007, and have offered delivery bonuses if that date, or an earlier date, is met, weather-related delays in February and labor shortages in 2007 have made it more likely that the ATB will be delivered to the Partnership in May 2007. Upon the completion of construction activities, the Partnership must conduct commissioning, sea trials and other tests prior to delivery and the vessel entering commercial service. As a result, the Partnership expects this ATB to enter the chemical trade and begin earning revenue during the last half of the second quarter given the current state of completion and pace of construction. The Partnership currently estimates the cost of the ATB unit, including owner furnished equipment, after giving effect to the payment of $21,000 by SENESCO, but excluding capitalized interest (which aggregated $4,108 at December 31, 2006) and credits and other legal claims that the Partnership believes it can recover, will be approximately $80,000. This ATB unit is already under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit’s anticipated capacity through June 2010. These contracts of affreightment, which commenced in June 2006, are currently being covered by the Sea Venture, one of the Partnership’s chemical parcel tankers, until the ATB unit is completed. The ability to complete this ATB on a timely basis at the above cost estimate is dependent on a number of factors, some of which are beyond the Partnership’s control, including the availability and cost of needed equipment and labor as well as weather conditions. Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect the Partnership’s business, results of operations and ability to pay distributions and to pay interest on, and principal of, debt.

          In 2006, the Partnership entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, the Partnership has paid $500 for the option to cancel one barge prior to June 18, 2007. If the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for this barge (which will aggregate $3,832). The Partnership has also paid $763 of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if the Partnership decides not to proceed with that vessel. In 2006, the Partnership also entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by May 1, 2007. The total construction cost anticipated for these new ATB units is approximately $65,000 to $66,000 per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of December 31, 2006 relating to this series of ATBs is $1,714. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009. As of December 31, 2006, the Partnership has made payments totaling approximately $38,133 related to these new builds.  As of December 31, 2006, the Partnership had in escrow approximately $160,379, which is the amount the Partnership estimates it will cost to complete construction of the first three of these ATBs.

          Joint Venture Commitments

          On August 7, 2006 the Partnership entered into the Joint Venture, to finance the construction of the first five petroleum tankers. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $19,432 was paid through December 31, 2006. The Partnership’s remaining commitment of approximately $50,568 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the tankers.

          Letters of Credit

          The Partnership also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events under a $214 letter of credit at December 31, 2006. The letter of credit is extended to secure final payments associated with the New York office lease. There have been no claims against this letter of credit.

14.     Employee Benefit Plans

          The Partnership’s general partner maintains an employee savings plan under Section 401(k) of the Internal Revenue Code, which the Partnership’s non-union shore staff are eligible to participate in. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. For the years ended December 31, 2006, 2005, and 2004, the plan provided for matching contributions by the Partnership of 5%, 5%, and 4%, respectively. In 2006, 2005, and 2004, the Partnership made matching contributions of approximately $215, $176, and $112, respectively, to the plan.

          A significant number of the employees of a subsidiary of the general partner are covered by union sponsored, collectively bargained multi-employer pension plans. These expenses are directly allocated to, and reimbursed by, the Partnership. The Partnership contributed and charged to expense $882, $656, and $548 in 2006, 2005, and 2004, respectively, for such plans. Information from the plan’s administrators is not sufficient to permit the Partnership to determine its share, if any, of unfunded vested benefits.

15.     Quarterly Results of Operations (Unaudited)

          The following summarizes certain quarterly results of operations:

	Three Months Ended

2006	December 31	September 30	June 30	March 31

Total revenues	$36,792	$38,503	$37,789	$37,049
Operating income	$3,321	$4,133	$5,206	$5,630
Net (loss) income	$(925)	$(361)	$2,961	$4,200
General partner’s interest in net (loss) income	$(18)	$(7)	$59	$84
Limited partners’ interest in net (loss) income	$(907)	$(354)	$2,902	$4,116
Net (loss) income per limited partner unit (basic and diluted)	$(0.05)	$(0.02)	$0.21	$0.30
Weighted average limited partner units outstanding (basis and diluted)	18,234	16,450	13,800	13,800

	Three Months Ended

2005	December 31	September 30	June 30	March 31

Total revenues	$32,095	$32,624	$33,759	$33,056
Operating income	$2,408	$6,024	$6,885	$7,498
Net income	$1,059	$4,475	$5,896	$6,649
General partner’s interest in net income	$21	$89	$118	$133
Limited partners’ interest in net income	$1,038	$4,386	$5,778	$6,516
Net income per limited partner unit (basic and diluted)	$0.07	$0.32	$0.42	$0.47
Weighted average limited partner units outstanding (basis and diluted)	13,800	13,800	13,800	13,800

          Net loss for the three months ended September 30, 2006 includes a charge relating to extinguishment of debt of $2,451 (Note 8) and a gain on termination of hedge of $1,913 (Note 10).

16.     Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. and U.S. Shipping Finance Corp. (together, the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Notes”)), the Partnership’s subsidiary guarantors of such Notes and the Partnership’s subsidiary non-guarantors of such Notes.

          For periods prior to the year ended December 31, 2006, the parent entity (U.S. Shipping Partners L.P.) had no independent assets or operations, the subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, and the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006. In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the $100,000 13% Senior Secured Notes due 2014 on a full and unconditional, joint and several basis. Accordingly, the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 present the combined financial position, results of operations and cash flows of the subsidiary guarantors.  There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

U.S. Shipping Partners L.P.
Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$2,686	$—	$—	$2,686
Current portion of restricted cash and equivalents	—	—	80,588	—	—	80,588
Accounts receivable, net	—	—	10,520	—	—	10,520
Prepaid expenses and other current assets	—	—	5,410	194	—	5,604

Total current assets	—	—	99,204	194	—	99,398
Investment in subsidiaries, net	233,028	—	—	—	(233,028)	—
Intercompany receivable	278,379	89,715	—	—	(368,094)	—
Restricted cash and equivalents, net of current portion	—	—	130,359	—	—	130,359
Vessels and equipment, net	—	—	314,870	35,027	—	349,897
Deferred financing costs, net	11,151	4,744	—	11,947	(4,744)	23,098
Other assets	1,334	—	1,338	—	—	2,672

Total assets	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,560	$—	$—	$—	$—	$2,560
Accounts payable	—	—	11,677	—	—	11,677
Due to affiliates	—	—	1,604	236	—	1,840
Deferred revenue	—	—	1,178	—	—	1,178
Accrued expenses	—	—	17,016	1,386	—	18,402

Total current liabilities	2,560	—	31,475	1,622	—	35,657
Intercompany payable	—	—	278,379	—	(278,379)	—
Long-term debt, net of current portion	352,175	100,000	—	16,307	(100,000)	368,482
Advances from Hess, net	—	—	11,866	—	—	11,866
Deferred income taxes	—	—	2,681	—	—	2,681
Other liabilities	2,080	—	—	—	—	2,080

Total liabilities	356,815	100,000	324,401	17,929	(378,379)	420,766

Minority interest in Joint Venture	—	—	—	17,581	—	17,581

Commitments and contingencies
Partners’ Capital
Partners’ capital	167,823	(5,541)	221,370	11,658	(227,487)	167,823
Accumulated other comprehensive loss	(746)	—	—	—	—	(746)

Total partners’ capital	167,077	(5,541)	221,370	11,658	(227,487)	167,077

Total liabilities and partners’ capital	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, such indebtednes has been presented as an obligation of both entities in the above consolidating balance sheet.  In addition, the related deferred financing costs are presented as an asset of both entities.

U.S. Shipping Partners L.P.
Consolidating Statement of Operations
Year Ended December 31, 2006
( in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Revenues	$—	$—	$150,133	$—	$—	$150,133

Operating expenses
Vessel operating expenses	—	—	59,493	—	—	59,493
Voyage expenses	—	—	27,506	—	—	27,506
General and administrative expenses	250	—	12,524	765	—	13,539
Depreciation and amortization	—	—	31,305	—	—	31,305

Total operating expenses	250	—	130,828	765	—	131,843

Operating income (loss)	(250)	—	19,305	(765)	—	18,290
Interest expense	16,634	5,541	—	—	(5,541)	16,634
Interest income	—	—	(5,413)	—	—	(5,413)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Gain on termination of hedge	(1,913)	—	—	—	—	(1,913)

Income (loss) before income taxes and minority interest	(17,422)	(5,541)	24,718	(765)	5,541	6,531
Provision for income taxes	—	—	1,077	—	—	1,077

Income (loss) before minority interest	(17,422)	(5,541)	23,641	(765)	5,541	5,454
Equity in earnings of unconsolidated affiliates	23,297	—	—	—	(23,297)	—
Minority interest in Joint Venture losses	—	—	—	421	—	421

Net income (loss)	$5,875	$(5,541)	$23,641	$(344)	$(17,756)	$5,875

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense has been presented as an expense of both entities in the above consolidating statement of operations.

U.S. Shipping Partners L.P.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$5,875	$(5,541)	$23,641	$(344)	$(17,756)	$5,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,170	269	31,305	—	(269)	32,475
Deferred income taxes	—	—	1,533	—	—	1,533
Capitalized drydock costs	—	—	(31,082)	—	—	(31,082)
Gain on termination of hedge	(1,913)	—	—	—	—	(1,913)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Equity in earnings of unconsolidated affiliates	(23,297)	—	—	—	23,297	—
Minority interest in Joint Venture losses	—	—	—	(421)	—	(421)
Provision for accounts receivable	—	—	38	—	—	38
Changes in assets and liabilities
Accounts receivable	—	—	(2,532)	—	—	(2,532)
Prepaid expenses and other current assets	—	—	(1,982)	(315)	—	(2,297)
Other assets	—	—	(137)	—	—	(137)
Accounts payable	—	—	4,804	—	—	4,804
Deferred revenue	—	—	1,178	—	—	1,178
Accrued expenses and other liabilities	—	—	7,858	373	—	8,231

Net cash provided by (used in) operating activities	(15,714)	(5,272)	34,624	(707)	5,272	18,203

Cash flows from investing activities
Proceeds from Senesco settlement	—	—	21,000	—	—	21,000
Construction/purchase of vessels and equipment	—	—	(84,448)	(32,644)	—	(117,092)
Purchase of office furniture, equipment and other	—	—	(317)	—	—	(317)
Change in restricted cash and equivalents, net	—	—	(210,947)	—	—	(210,947)
Payments to Hess, net	—	—	(484)	—	—	(484)

Net cash used in investing activities	—	—	(275,196)	(32,644)	—	(307,840)

Cash flows from financing activities
Proceeds from issuance of debt	356,000	100,000	—	—	(100,000)	356,000
Gross proceeds from equity issuance	79,084	—	—	—	—	79,084
Proceeds from revolver borrowings	25,000	—	—	—	—	25,000
Contribution by majority interest equity investors in Joint Venture	—	—	—	48,581	(19,433)	29,148
Proceeds from Joint Venture revolver borrowings	—	—	—	16,307	—	16,307
Repayment of debt	(129,302)	—	—	—	—	(129,302)
Repayment of revolver borrowings	(25,000)	—	—	—	—	(25,000)
Deferred financing costs	(11,586)	(5,013)	—	(12,960)	5,013	(24,546)
Partnership equity offering costs	(2,785)	—	—	—	—	(2,785)
Joint Venture equity offering costs, net	(2,931)	—	—	(18,577)	7,431	(14,077)
Intercompany receivable/payable	(245,260)	(89,715)	233,258	—	101,717	—
Proceeds from hedge termination	1,913	—	—	—	—	1,913
Distributions to partners	(29,419)	—	—	—	—	(29,419)

Net cash provided by financing activities	15,714	5,272	233,258	33,351	(5,272)	282,323

Net decrease in cash and cash equivalents	—	—	(7,314)	—	—	(7,314)
Cash and cash equivalents at beginning of year	—	—	10,000	—	—	10,000

Cash and cash equivalents at end of year	$—	$—	$2,686	$—	$—	$2,686

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

17.     Subsequent Events

Class B Conversion

          On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of changing the terms of the Partnership’s 3,123,205 class B units to provide that each class B unit will automatically convert to a common unit and the issuance of 3,123,205 additional common units upon the conversion thereof.

Distributions

          On February 6, 2007, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution for the fourth quarter of 2006 of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on February 15, 2007 to all unitholders of record on February 12, 2006. The aggregate amount of the distribution was $8,373.

Contract Settlement

          On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to provide minimum freight volumes through late 2007. The Partnership received $4,500 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment for an agreed upon amount of $3,486 as well as payment on open receivables of $1,014 on that date. Simultaneously, a new three year Contract of Affreightment with reduced volumes was agreed upon with the same customer.

Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. The Joint Venture plans to utilize derivative financial instruments to reduce interest rate risk on the vessels it is building and the chartering contracts thereon. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but will not perform the activities necessary to qualify the hedge for hedge accounting treatment under SFAS No. 133, as amended. The Joint Venture will recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  Changes in the fair value of those instruments are reported in earnings.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 16, 2007

U.S. SHIPPING PARTNERS L.P.
By:	US Shipping General Partner LLC,
its general partner

By:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Paul B. Gridley	Chairman, Chief Executive Officer (principal executive officer)	March 16, 2007

Paul B. Gridley

/s/ Albert E. Bergeron	Vice President—Chief Financial Officer (principal financial and accounting officer)	March 16, 2007

Albert E. Bergeron

/s/ Bryan Ganz	Director	March 16, 2007

Bryan Ganz

/s/ Joseph P. Gehegan	Director	March 16, 2007

Joseph P. Gehegan

/s/ William M. Kearns, Jr.	Director	March 16, 2007

William M. Kearns, Jr.

/s/ Gerald Luterman	Director	March 16 2007

Gerald Luterman

/s/ M. William Macey, Jr.	Director	March 16, 2007

M. William Macey, Jr.

/s/ Douglas L. Newhouse	Director	March 16, 2007

Douglas L. Newhouse

/s/ Ronald L. O’Kelley	Director	March 16, 2007

Ronald L. O’Kelley