Form 10-K/A
period 2006-12-31
U.S. Shipping Partners L.P.
filed 2007-04-30
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

          This amendment to U.S. Shipping Partners L.P.’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 (the “10-K”), is made to include the disclosures required under Part III, Item 11, Executive Compensation. This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 11 of Form 10-K, a signature page and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

          As is commonly the case for publicly-traded limited partnerships, we and our subsidiaries do not have any employees. We are managed by our general partner. Our executive officers are also the executive officers of our general partner and are employees of our general partner. Messrs. Gridley and Miller, our chairman and chief executive officer and vice president—chartering, respectively, devote a majority of their time to managing our business affairs and those of the joint venture we formed to construct up to nine petroleum tankers (the “Joint Venture”). Our remaining officers spend all of their business time managing our business affairs and those of the Joint Venture.

          In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rational behind these decisions relating to 2006 compensation for our five executive officers.

Objectives of Our Compensation Program

          Our primary business objective is to provide stability and growth in our cash distributions per unit over time. We intend to accomplish this objective by executing the following business strategies:

•	Operate our fleet safely and efficiently to meet the most stringent customer and industry standards and remain a preferred supplier to major oil and chemical companies.

•

Contract a high proportion of our capacity with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles, while maintaining some flexibility to respond to changing market conditions.

•	Expand our fleet and address the phase-out requirements of the Oil Pollution Act of 1990 (“OPA 90”) through accretive strategic acquisitions and construction of new vessels.

For additional information regarding our business strategies, please see “Item 1.  Business—Business Strategies.”

          The objective of our compensation program is to compensate executive officers in a manner that:  (i) links compensation to the achievement of our business and strategic goals; (ii) aligns their interests with those of our unitholders; (iii) recognizes individual contributions; and (iv) attracts, motivates and retains highly-talented executives.

What our Compensation Program is Designed to Reward

          Our compensation program is designed to reward performance that contributes to the achievement of our business objective and business strategies on both a short-term and long-term basis. In addition, we reward qualities that we believe help achieve our business objective and business strategies such as teamwork, individual performance in light of general economic and industry specific conditions, the ability to manage our existing vessels, the ability to address the OPA 90 phase out requirements, level of responsibility and tenure. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation “at-risk” than do our other employees; consequently, we have tried to establish the “at-risk” portions of our executive’s total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

          Our compensation program is comprised of four elements:

•

base salary, which is intended to provide an annual salary at a level consistent with competitive market practice, to reflect each executive officer’s position and level of responsibility and to recognize each executive officer’s unique value and historical contributions to our success;

•	annual bonuses, which are designed to help motivate management to achieve key operational objectives by rewarding achievement of these objectives;

•	equity-linked awards, which are designed to align executives’ interests with the interests of our unitholders, thereby encouraging actions to maximize short-term and long-term unitholder value; and

•	benefits, such as matching 401(k) plan contributions, which we have determined are necessary in order to provide a competitive remuneration package.

          The relative proportion of total compensation paid or awarded to our executive officers for each individual component of compensation (salary, annual bonuses and equity-linked awards) varies for each executive officer based on the executive’s level in the organization. The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role. Our chairman and chief executive officer and president and chief operating officer have a greater impact on achievement of the business strategy and overall business performance. Therefore, a higher proportion of their total compensation is paid through annual bonuses and equity-linked awards, including management’s incentive interest in our general partner.

          The compensation committee of the board of directors of our general partner oversees our compensation program. The compensation committee periodically compares our executive compensation components with market information. The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive within our industry and is generally comparable to the compensation offered by companies of similar size and scope as us. The compensation committee also keeps abreast of current trends, developments and emerging issues in executive compensation and, if appropriate, will obtain advice and assistance from outside compensation advisors.

          Components of Compensation

          Base Salary.  Our policy is to position each executive’s base salary at levels that are comparable to salaries provided to other executives in our industry, with consideration for the industry’s standards, the size and scope of our operations, individual performance factors and the scope of an individual’s responsibilities. We consider these factors subjectively in the aggregate and none of the factors is accorded a specific weight, and we are not precluded from considering other factors as we consider relevant. Although we had the assistance of a compensation consultant in setting base salaries, we did not engage in any benchmarking of these salaries against those of other companies, as we do not believe there is another company that is directly comparable with us.

          Annual Bonuses.  In connection with our initial public offering in 2004, our general partner adopted the US Shipping General Partner LLC Annual Incentive Compensation Plan. The annual incentive plan is designed to enhance the performance of our key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. A participant’s designated level of participation, or target bonus, will be determined under criteria established or approved by the compensation committee for that fiscal year or designated performance period. Levels of participation may vary according to a participant’s position and the relative impact such participant can have on our and/or our affiliates’ operations. The amount of target bonus a participant may receive for any fiscal year, if any, will depend upon the performance level achieved (unless waived) for that fiscal year. Awards typically will be determined after the end of the fiscal year or designated performance period. Awards will be paid in cash annually, unless otherwise determined by the compensation committee. The compensation committee will have the discretion to reduce (but not to increase) some or all of the amount of any award that otherwise would be payable by reason of the satisfaction of the applicable performance targets; provided, however, that the exercise of such discretion with respect to one participant may not be used to increase the amount of any award otherwise payable to another participant. The termination of a participant’s employment for any reason prior to payout of an award under the annual incentive plan will result in the participant’s forfeiture of any such award, unless and to the extent waived by the compensation committee. The board of directors of our general partner may amend or terminate the annual incentive plan at any time. We will reimburse our general partner for payments and costs incurred under the plan.

          As a result of the significant changes in our business resulting from our increased chemical fleet and our OPA 90 compliance strategy, there have previously been no stable benchmarks from which to set targets and issue awards under the Annual Incentive Compensation Plan. Rather, we awarded cash bonuses at the end of the year based upon the compensation committee’s judgment of the success achieved by us, and management’s role in such success. In 2004, bonuses were awarded in connection with the acquisition of the Charleston, which substantially increased the capacity of our chemical fleet, as well as the consummation of our public offering, which provided us with needed flexibility to finance our operations and make acquisitions. In 2005, bonuses were awarded at a lower level than in 2004 and were based on our financial and operational performance. In 2006, bonuses were awarded based on management addressing our OPA 90 phase out requirements by entering into the Joint Venture to construct up to nine petroleum tankers and entering into construction contracts for four additional articulated tug barges (“ATB”) as well as obtaining the financing for the construction of the first three of these vessels. However, the committee, recognizing the effect of the delay and increased cost in constructing the first ATB, reduced the bonuses that otherwise would have been paid in 2006 and, to provide additional incentive to management, created an additional bonus to be paid if our first ATB is delivered and placed in operation by May 15, 2007.

          The compensation committee has established performance goals for 2007 on which bonuses will be based. The performance goals include both overall organizational goals and individual goals tailored to each executive’s duties and responsibilities. Sixty percent of such bonuses are based upon organizational goals, specifically Distributable Cash Flow target levels set by the compensation committee. Distributable Cash Flow is a non-GAAP financial measure which determines how much cash we are able to distribute to our unitholders. Such targets may be adjusted at the discretion of the compensation committee for non-budgeted and/or non-recurring items impacting actual Distributable Cash Flow levels. The 2007 bonuses are intended to be awards under the US Shipping General Partner LLC Annual Incentive Compensation Plan. If the targeted goals for an executive are achieved, he will receive a bonus equal to 75% of his base salary for 2007. The maximum amounts payable to each executive under the bonus plan for 2007 are 100% of base salary. If the targeted goals for an executive are not achieved, but certain thresholds are met, the executive may receive a bonus at the discretion of the compensation committee.

          Equity-Linked Awards

          Long-term Incentive Plan.  In connection with our initial public offering, our general partner adopted the U.S. Shipping Partners L.P. Long-Term Incentive Plan for employees, consultants and directors of US Shipping General Partner LLC and employees and consultants of its affiliates who perform services for US Shipping General Partner LLC and its subsidiaries. The long-term incentive plan provides for:  restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The long-term incentive plan currently permits the issuance of an aggregate of 689,997 common units. The plan is administered by the compensation committee of the board of directors of our general partner.

          The general partner’s board of directors in its discretion may terminate, suspend or discontinue the long-term incentive plan at any time with respect to any award that has not yet been granted. The board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant.

          Following is a brief description of the types of awards available under our long-term incentive plan.

          Restricted Units and Phantom Units

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

          If a grantee’s employment, service relationship or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered in connection with the grant of restricted units or upon the vesting of phantom units may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units and delivery of common units upon the vesting of phantom units will be borne by us. If we issue new common units in connection with the grant of restricted units or upon vesting of the phantom units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant tandem distribution rights with respect to restricted units and tandem distribution equivalent rights with respect to phantom units.

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

          Unit Options, Unit Appreciation Rights and Other Unit-Based Awards

          The long-term incentive plan permits the grant of options covering common units, the grant of unit appreciation rights and other awards based on common units. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash or a combination thereof, as determined by the compensation committee in its discretion. Other unit-based awards may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, common units or factors that may influence the value of common units. Examples of such awards include convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units, awards with value and payment contingent upon our performance or one or more of our business units or any other factors designated by the compensation committee, and awards valued by reference to value of securities of or the performance of specified affiliates or other business units. Cash awards, as an element of or supplement to any other award under the long term incentive plan, may also be granted. The compensation committee will be able to make grants of unit options, unit appreciation rights and other unit-based awards under the plan to employees, consultants and directors containing such terms as the committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee.

          Upon exercise of a unit option (or a unit appreciation right settled in common units) or settlement of an other unit-based award in common units, our general partner will acquire common units on the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received from a participant at the time of exercise. Thus, the cost of the unit options (or a unit appreciation right settled in common units) in connection with the settlement of an other unit-based award will be borne by us. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units) or settlement of an other unit-based award in common units, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it receives from an optionee upon exercise of a unit option in connection with the settlement of an other unit-based award. The availability of unit options and unit appreciation rights is intended to furnish additional compensation to employees, consultants and directors and to align their economic interests with those of common unitholders.

          To date, the compensation committee has not granted any awards under the long-term incentive plan to management, although each non-employee director who is not an employee of Sterling Investment Partners was awarded 2,000 restricted units in April 2007 as partial director compensation. See “—Director Compensation” below for more information on this grant.

          Management Incentive Interest in Our General Partner.  In connection with our initial public offering, the executive officers of our general partner were granted the right to receive in aggregate 10% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units. Through December 31, 2006, no amounts had been earned under this plan. Please see “Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Cash Distribution Policy” for a more detailed discussion of the incentive distribution rights and conditions relating to the conversion of the class A subordinated units.

          Benefits.  We provide benefits, or perquisites, that we believe are standard in industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment and long-term disability coverage for employees and a 401(k) employee savings plan. Our executive officers do not participate in a supplemental employment retirement benefit of any kind.

          The 401(k) plan permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 5% of an employee’s pre-tax annual compensation, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of their employment with us. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made. We made the maximum matching contributions to the plan for the years ended December 31, 2004, 2005 and 2006.

How Elements of Our Compensation Program are Related to Each Other

          We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular through participation in the growth of our quarterly distributions, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Other Compensation Related Matters

          Equity Ownership.  As of December 31, 2006, each of our executive officers owned, directly or indirectly through their ownership of interests in United States Shipping Master LLC, substantial equity in the Partnership. Although we encourage our executive officers to retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership. In the aggregate, as of December 31, 2006, our executive officers beneficially owned an aggregate of 1,614,355 limited partner units, or approximately 8.9% of our total outstanding units, including the 1,511,809 class B subordinated units owned by United States Shipping Master which are attributable to our executive officers, as well as an aggregate approximately 21.9% indirect ownership interest in the general partner and an aggregate 10% interest in the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45. Based on their current ownership and the minimum annual distribution of $1.80 per unit, our executive officers receive an aggregate of approximately $3.05 million in annual distributions on the common and general partner units attributable to them. Approximately $2.87 million of these distributions are subordinated to the right of our common unit holders to receive the minimum quarterly distribution of $0.45 per unit.

          Recovery of Prior Awards.  Except as provided by applicable laws and regulations, the Partnership does not have a policy with respect to adjustment or recovery of awards or payments if relevant performance measures upon which previous awards were based are restated or otherwise adjusted in a manner that would reduce the size of such award or payment.

          Section 162(m).  Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. With respect to the deduction limitations under Section 162(m) of the Code, we are a limited partnership and therefore do not meet the definition of a “corporation” under Section 162(m). Nonetheless, the salaries and bonus compensation for each of our executive officers is substantially less than the Section 162(m) threshold of $1,000,000.

          Section 409A.  If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. Although our long-term incentive plan provides for the grant of unit options, Section 409A and authoritative guidance thereunder provides that unit options can generally only be granted to employees of the entity granting the option and certain affiliates without being required to comply with Section 409A as nonqualified deferred compensation.

Compensation Committee Report

          We have reviewed and discussed with management the compensation discussion and analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, we recommend to the board of directors that the compensation discussion and analysis be included in this Form 10-K.

          Compensation Committee:

          William M. Kearns, Jr. (Chairman)
          Douglas L. Newhouse
          Ronald L. O’Kelley

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our general partner’s board of directors or compensation committee.

          None of the members of the compensation committee have served as an officer or employee of us or our general partner. Furthermore, except for compensation arrangements discussed in this Form 10-K, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor are we aware of any means, directly or indirectly, by which a committee member could receive a material benefit from us.

          Summary Compensation Table

          The following table sets forth certain information with respect to compensation of our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation		Total

Paul B. Gridley	2006	$417,000	$96,000	(1)	$—	$—	$—	$—	$—		$513,000
Chairman and Chief Executive Officer	2005	$417,000	$240,000		$—	$—	$—	$—	$—		$657,000
	2004	$319,500	$353,334	(2)	$—	$—	$—	$—	$—		$672,834

Joseph P. Gehegan	2006	$389,000	$92,000	(1)	$—	$—	$—	$—	$11,000	(3)	$492,000
President and Chief Operating Officer	2005	$389,000	$230,000		$—	$—	$—	$—	$10,500	(3)	$629,500
	2004	$356,500	$313,334	(2)	$—	$—	$—	$—	$8,200	(3)	$678,034

Alan E. Colletti	2006	$295,500	$76,000	(1)	$—	$—	$—	$—	$11,000	(3)	$382,500
Vice President - Operations	2005	$295,500	$190,000		$—	$—	$—	$—	$10,500	(3)	$496,000
	2004	$253,417	$713,333	(2)	$—	$—	$—	$—	$8,200	(3)	$974,950

Jeffrey M. Miller	2006	$257,000	$114,000	(1)	$—	$—	$—	$—	$11,000	(3)	$382,000
Vice President - Chartering	2005	$257,000	$190,000		$—	$—	$—	$—	$10,500	(3)	$457,500
	2004	$209,500	$213,333	(2)	$—	$—	$—	$—	$8,200	(3)	$431,033

Albert E. Bergeron	2006	$261,000	$114,000	(1)	$—	$—	$—	$—	$11,000	(3)	$386,000
Vice President - Chief Financial Officer	2005	$249,500	$190,000		$—	$—	$—	$—	$10,500	(3)	$450,000
	2004	$208,250	$693,333	(2)	$—	$—	$—	$—	$8,200	(3)	$909,783

(1)

Does not include for each of Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron an additional $96,000, $92,000, $76,000, $38,000 and $38,000 that will only be payable if our first articulated tug barge is delivered and placed in operation by May 15, 2007.

(2)

Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron received a bonus of $133,334, $93,334, $33,333, $53,333 and $33,333, respectively, in connection with our acquisition of the Charleston, and received a bonus of $220,000, $220,000, $680,000, $160,000 and $660,000, respectively, upon the completion of our initial public offering.

(3)	Consists of matching contributions under a 401(k) plan.

Employment Agreements

          In connection with our initial public offering, USS Vessel Management, LLC, a subsidiary of our general partner, entered into amended and restated employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron. Each of Messrs. Gehegan, Colletti and Bergeron is required to devote all of his business time to managing our business (including the business of our Joint Venture). Each of Messrs. Gridley and Miller are required to devote a majority of his time to managing our business (including the business of our Joint Venture).

          Under their respective employment agreements, Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron each is currently entitled to receive annual salaries in 2007 of $417,000, $389,000, $295,500, $257,000 and $261,000, respectively. Each of the employment agreements provides for bonuses to be paid at the discretion of the board of directors.

          The employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron provide for an initial term expiring in October 2007. Each of the employment agreements will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days’ prior written notice of its intent not to renew the agreement.

          In the event we terminate the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller or Bergeron without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, he will be entitled to:

•	monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (such period the “severance period”); and

•

continue to participate, at our expense (to the same extent we bear such expense at the time of termination), in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

          If during negotiations regarding or within two years following a change in control of our general partner or U.S. Shipping Partners L.P. the employment of any of Messrs. Gridley, Gehegan, Colletti, Miller or Bergeron is terminated without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, we will pay severance equal to three times his then annual salary and target bonus. See “—Potential Payments Upon Termination or Change in Control” below.

“Justifiable cause” refers to the occurrence of one or more of the following specified events:

•

the executive’s repeated failure or refusal to attempt to perform his duties pursuant to, or executive’s breach of, the employment agreement where such conduct or breach has not ceased or been remedied within 15 days following written warning;

•

the executive’s performance of any act or his failure to act, for which if such executive were prosecuted and convicted, a crime or offense involving our money or property, or which would constitute a felony in the jurisdiction involved, would have occurred;

•

the executive’s performance of any act or his failure to act which constitutes, in the reasonable good faith determination of the board of directors, dishonesty, fraud or a breach of a fiduciary trust, including without limitation misappropriation of funds;

•

any intentional unauthorized disclosure by the executive to any person, firm or corporation other than any of our affiliates and their respective directors, managers, officers and employees, of any confidential information or trade secret related to us or our affiliates;

•

any attempt by the executive to secure any personal profit (other than through his ownership of units of United States Shipping Master LLC and the Partnership) in connection with our business and the business of our affiliates (for example, without limitation, using our assets to pursue other interests, diverting any business opportunity belonging to us or our affiliates to himself or to a third party, insider trading or taking bribes or kickbacks);

•	the executive’s engagement in a fraudulent act to the material damage of us or our affiliates;

•	the executive’s illegal use of controlled substances;

•

the executive’s engagement in conduct or activities materially damaging to the property, business or reputation of us or our affiliates, as determined in reasonable good faith by the board of directors (except this provision does not apply in the case of Mr. Gridley);

•

any act or omission by the executive involving malfeasance or gross negligence in the performance of the executive’s duties to the material detriment of us or our affiliates, as determined in reasonable good faith by the board of directors; or

•

the entry of any order of a court that remains in effect and is not discharged for a period of at least sixty (60) days, which enjoins or otherwise limits or restricts the performance by the executive under the employment agreement, relating to any contract, agreement or commitment made by or applicable to the executive in favor of any former employer or any other person.

“Good reason” means

•	any material diminution of executive’s duties;

•

any change in executive’s reporting relationship that removes the executive from reporting to our president (our chief executive officer in the case of Mr. Gehegan and the board of directors of United States Shipping Master LLC in the case of Mr. Gridley);

•	any change in executive’s or another person’s duties that provides such other person with substantially all the duties currently provided to executive; or

•	requiring executive to generally work at a location not within a 50 mile radius of Metro Park, New Jersey (Manhattan, New York in the case of Mr. Gridley).

Each of the employment agreements referred to above includes a noncompetition provision applicable:

•	for a period of two years from the date of termination if the executive’s employment is terminated for justifiable cause or disability (three years in the case of Mr. Gridley);

•

for a period of two years following the executive’s voluntary termination of his employment other than for good reason or his election not to renew his employment agreement (three years in the case of Mr. Gridley); or

•

for the severance period, if we terminate the executive’s employment other than for justifiable cause or disability or the executive terminates his employment for good reason or if his employment is terminated as a result of our election not to renew his employment agreement.

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

Grants of Plan-Based Awards Table

          This table has been omitted because no plan-based awards were made in 2006. See “— Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

          This table has been omitted because there were no outstanding equity awards at December 31, 2006.

Option Exercises and Stock Vested Table

          This table has been omitted because there were no options exercised or common units vested during 2006.

Pension Benefits

          The general partner of the Partnership sponsors a 401(k) plan that is available to all U.S. employees, but does not maintain a pension or defined benefit program. The Partnership does not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments upon Termination or Change-in-Control

          The following table sets forth potential amounts payable to our current executive officers upon termination of employment under various circumstances, and as if terminated on December 31, 2006.

Potential Payments upon Termination or Change-in-Control

		Termination

Name		By Reason of Death	By Reason of Disability (3)	By Partnership Without Justifiable Cause or By Non- renewal of Employment Agreement	By Executive With Good Reason	Of Employment Within Two Years Following a Change in Control

Paul B. Gridley
Salary and Bonus	(1)	$—	$938,250	$1,251,000	$1,251,000	$1,876,500
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$938,250	$1,251,737	$1,251,737	$1,877,237
Joseph P. Gehegan
Salary and Bonus	(1)	$—	$583,500	$1,167,000	$1,167,000	$1,750,500
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$583,500	$1,167,737	$1,167,737	$1,751,237
Alan E. Colletti
Salary and Bonus	(1)	$—	$443,250	$886,500	$886,500	$1,329,750
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$443,250	$887,237	$887,237	$1,330,487
Jeffrey M. Miller
Salary and Bonus	(1)	$—	$385,500	$771,000	$771,000	$1,156,500
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$385,500	$771,737	$771,737	$1,157,237
Albert E. Bergeron
Salary and Bonus	(1)	$—	$391,500	$783,000	$783,000	$1,174,500
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$391,500	$783,737	$783,737	$1,175,237

(1)

Because the Compensation Committee of the Board of Directors did not set a target bonus for 2006, the amounts calculated assume, in accordance with the terms of the employment agreement, that the target bonus is fifty percent of 2006 base salary.

(2)

Assumes we pay benefits for entire severance period. Our obligation to pay these benefits will terminate if executive begins employment with another entity that provides substantially similar benefits.

(3)

Pursuant to their employment agreements, each executive is entitled to receive his compensation (including bonus, if any) until he begins to receive benefits under the long-term disability insurance plan provided by us.  In the event that payments received from such long-term disability insurance plan do not equal the disabled executive’s rate of salary at the time of disability, then for a period of 18 months for Mr. Gridley and 12 months for Messrs. Gehegan, Colletti, Miller and Bergeron, we are obligated to pay the executive the difference between the policy benefit and the disabled executive’s rate of salary, subject to applicable tax withholding.  The calculated amounts assume salary and, in accordance with the terms of their employment agreements, a target bonus of 50% of 2006 base salary for the salary continuation period, as well as no reduction as a result of payments made under the long-term disability insurance plan. Such payments, if made under the long-term disability insurance plan, may reduce Mr. Gridley’s disability payments by us up to $180,000 and may reduce Messrs. Gehegan, Colletti, Miller and Bergeron’s disability payments by us up to $120,000.

Compensation of Directors

          Each of Messrs. Ganz, Kearns, Luterman and O’Kelley receives a quarterly retainer fee of $12,500 in consideration of their services as director of our general partner. In addition, for each telephonic board call that Messrs. Ganz, Kearns, Luterman and O’Kelley participate in they receive a fee of $1,000. Furthermore, Messrs. Kearns and Luterman, members of the audit committee, receive a $5,000 annual retainer, and Mr. O’Kelley, as chairman of the audit committee, receives a $10,000 annual retainer. All directors of our general partner are reimbursed for their out-of-pocket expenses in connection with their services on the board. Our officers or employees who also serve as directors and Messrs. Macey and Newhouse do not receive additional compensation. The following table sets forth the compensation paid to our non-employee directors during the year ended December 31, 2006, all of which consisted of cash compensation.

Name	Fees Earned or Paid in Cash	Total

Bryan Ganz	$46,500	$46,500
William Kearns	$50,250	$50,250
Gerald Luterman (1)	$20,750	$20,750
M. William Macey, Jr.	$—	$—
Douglas Newhouse	$—	$—
Ronald O'Kelley	$56,000	$56,000

(1) Mr. Luterman became a director in May 2006.

          On April 2, 2007, we issued to each of Messrs. Ganz, Kearns, Luterman and O’Kelley 2,000 restricted common units under our Long-Term Incentive Plan. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. Each director’s right to receive distributions on the restricted units vested as to 500 units on April 2, 2007 and will vest as to an additional 500 units on each of July 1, 2007 October 1, 2007 and January 1, 2008.

Reimbursement of Expenses of Our General Partner and its Affiliates

          We do not pay our general partner a management fee, but we do reimburse our general partner for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. See Item 13. “Certain Relationships and Related Transactions, and Director Independence — Distributions and Payments to Our General Partner and Its Affiliates.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)     Exhibits

All exhibits, other than those designated with two asterisks, have been previously filed with the Securities and Exchange Commission, as indicated.

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

3.5*

First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

4.1

Indenture dated as of August 7, 2006 between U.S. Shipping Partners, L.P., a Delaware limited partnership (the “Company”), U.S. Shipping Finance Corp., a Delaware corporation (“Finance Corp.”, and together with the Company, the “Issuers”), each entity listed on Schedule I hereto (each a “Guarantor”, and collectively, the “Guarantors”) and Wells Fargo Bank, N.A., a national banking association, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

10.1

Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.2*	U.S. Shipping Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.3*	U.S. Shipping Partners L.P. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
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
10.7

Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

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

10.10*	Amended and Restated Employment Agreement for Paul B. Gridley (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.11*	Amended and Restated Employment Agreement for Joseph P. Gehegan (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.13*	Amended and Restated Employment Agreement for Alan Colletti (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.14*	Amended and Restated Employment Agreement for Jeffrey M. Miller (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.15*

Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006).
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006).
31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Partnership’s Annual Report  on Form 10-K for the year ended December 31, 2006).

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Partnership’s Annual Report  on Form 10-K for the year ended December 31, 2006).

†	Confidential treatment was granted for omitted portions.
††	Confidential treatment requested for omitted portions.
*	Management contract, compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

By:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer