Form 10-Q
period 2007-03-31
U.S. Shipping Partners L.P.
filed 2007-05-10
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of common units outstanding of the registrant’s common units as of April 30, 2007 was 11,341,548 (including 8,000 restricted common units).  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.          Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(in thousands)

	March 31, 2007	December 31, 2006

Assets
Current assets
Cash and equivalents	$2,476	$2,686
Current portion of restricted cash and equivalents	101,284	80,588
Accounts receivable, net	12,032	10,520
Prepaid expenses and other current assets	5,464	5,604

Total current assets	121,256	99,398
Restricted cash and equivalents, net of current portion	103,948	130,359
Vessels and equipment, net	367,691	349,897
Deferred financing costs, net	22,073	23,098
Other assets	4,317	2,672

Total assets	$619,285	$605,424

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,740	$2,560
Accounts payable	9,412	11,677
Due to affiliates	2,435	1,840
Deferred revenue	1,140	1,178
Accrued expenses and other liabilities	15,571	18,402

Total current liabilities	31,298	35,657
Long-term debt, net of current portion	387,599	368,482
Advances from Hess, net	11,419	11,866
Deferred income taxes	2,464	2,681
Other liabilities	3,063	2,080

Total liabilities	435,843	420,766

Minority interest in Joint Venture	19,914	17,581

Commitments and contingencies (Note 15)
Partners’ Capital
Partners’ capital	165,199	167,823
Accumulated other comprehensive loss	(1,671)	(746)

Total partners’ capital	163,528	167,077

Total liabilities and partners’ capital	$619,285	$605,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended March 31,

	2007	2006

Revenues	$42,082	$37,049

Operating expenses
Vessel operating expenses	14,918	13,600
Voyage expenses	7,437	7,335
General and administrative expenses	3,765	2,826
Depreciation and amortization	9,048	7,658
Other expense (income)	(3,486)	—

Total operating expenses, net	31,682	31,419

Operating income	10,400	5,630
Interest expense	6,917	1,557
Interest income	(2,675)	(124)

Income before income taxes and minority interest	6,158	4,197
Provision (benefit) for income taxes	420	(3)

Income before minority interest	5,738	4,200
Minority interest in Joint Venture losses	11	—

Net income	$5,749	$4,200
Other comprehensive (loss) income
Fair market value adjustment for derivatives	(925)	604

Comprehensive income	$4,824	$4,804

General partner’s interest in net income	$115	$84
Limited partners’ interest in:
Net income	$5,634	$4,116
Net income per unit - basic and diluted	$0.31	$0.30
Weighted average units outstanding - basic and diluted	18,234	13,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Three Months Ended March 31, 2007
(in thousands)

	Partners’ Capital							Accumulated Other Comprehensive Loss	Total

	Limited Partners						General Partner

	Common		Class B		Subordinated

	Units	$	Units	$	Units	$

Balance at December 31, 2006	8,210	$126,853	3,123	$48,181	6,900	$(8,301)	$1,090	$(746)	$167,077
Conversion of Class B Units into Common Units	3,123	48,181	(3,123)	(48,181)	—	—	—	—	—
Net income	—	3,502	—	—	—	2,132	115	—	5,749
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(925)	(925)
Cash distributions	—	(5,100)	—	—	—	(3,105)	(168)	—	(8,373)

Balance at March 31, 2007	11,333	$173,436	—	$—	6,900	$(9,274)	$1,037	$(1,671)	$163,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,

	2007	2006

Cash flows from operating activities
Net income	$5,749	$4,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	9,452	7,866
Deferred income taxes	(314)	(461)
Capitalized drydock costs	(4,664)	(9,262)
Minority interest in Joint Venture losses	(11)	—
Provision for accounts receivable	89	—
Changes in assets and liabilities:
Accounts receivable	(2,199)	393
Prepaid expenses and other current assets	(338)	(1,787)
Other assets	(136)	(192)
Accounts payable	3,772	2,906
Deferred revenue	(38)	2,270
Accrued expenses and other liabilities	(2,924)	2,057

Net cash provided by operating activities	8,438	7,990

Cash flows from investing activities
Construction of vessels and equipment	(25,260)	(11,542)
Purchase of interest rate cap	(1,924)	—
Deposit to secure shipyard slot	—	(5,000)
Change in restricted cash and equivalents, net	5,715	—
(Payments to) advances from Hess, net	(447)	904

Net cash used in investing activities	(21,916)	(15,638)

Cash flows from financing activities
Proceeds from borrowings	18,000	—
Contribution by minority interest equity investors in Joint Venture	2,344	—
Proceeds from Joint Venture revolver borrowings	1,982	—
Repayment of debt	(685)	(462)
Revolving borrowings, net	—	10,000
Distributions to partners/members	(8,373)	(6,337)

Net cash provided by financing activities	13,268	3,201

Net decrease in cash and cash equivalents	(210)	(4,447)
Cash and cash equivalents at beginning of period	2,686	10,000

Cash and cash equivalents at end of period	$2,476	$5,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1.       Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”) and one product tanker (“Houston”).  Additionally, the Partnership has contracted to construct five articulated tug barges (“ATBs”) that are scheduled for delivery in the second quarter of 2007, August 2008, November 2008, August 2009 and November 2009, although the Partnership has the option to cancel the last ATB and forfeit all amounts previously paid for the barge.  The Partnership and its predecessor company have engaged, since 2002, in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products.  The vessels operate under the regulatory provisions of the Jones Act.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers, and the option to construct five additional tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract.  NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers.  The Partnership, which manages the Joint Venture, owns a 40% interest in the Joint Venture and third parties own a 60% interest.  However, due to the Partnership’s control of the Joint Venture, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes.  The Partnership presents in its consolidated financial statements the debt of the Joint Venture, but the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $20,995 has already been made.  The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture losses” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

          In the opinion of management, these financial statements reflect all adjustments necessary, consisting of normal recurring entries, for a fair statement of the financial results of such interim periods.  The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”).  The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.       Adoption of New Accounting Policy – Income Taxes

          As of January 1, 2007, the Partnership adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” and changed its policy related to the accounting for income tax contingencies.

          The Partnership continues to account for income tax contingencies using a benefit recognition model.  Beginning January 1, 2007, if the Partnership considers that a tax position is ‘more likely than not’ of being sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit.  The Partnership measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information.  For any tax position where the likelihood of realizing the benefit is less than 50%, no tax benefit is recorded.

          Under the benefit recognition model, if the Partnership’s initial assessment fails to result in the recognition of a tax benefit, it regularly monitors its position and subsequently recognizes the tax benefit if there are changes in tax law or relevant technical authorities that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not, if the statute of limitations expires, or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

          Uncertain tax positions, represented by liabilities on the Partnership’s balance sheet, are now classified as current only when it expects to pay cash within the next 12 months.  Interest and penalties, if any, continue to be recorded as a component of the Provision for Income Taxes and are classified on the balance sheet with the related tax liability.

          Historically, the Partnership’s policy had been to account for income tax contingencies based on whether it determined its tax position to be ‘probable’ under current tax law of not being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances.  In addition, the Partnership previously considered all tax liabilities as current liabilities.

          As a result of the implementation of FIN 48, the Partnership recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, the Partnership had $391 of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.  At March 31, 2007, the Partnership had $431 of unrecognized tax benefits.  As of January 1, 2007, the Partnership had approximately $42 of accrued interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

3.       New Accounting Pronouncements

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Partnership is currently reviewing the impact of this pronouncement upon its adoption.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Under FAS 159 the fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
2.	Is irrevocable (unless a new election date occurs)
3.	Is applied only to entire instruments and not to portions of instruments.

          The Partnership is currently reviewing the impact of this pronouncement upon its adoption.

4.       Net Income per Unit

          Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units.  There were no unit options or phantom units outstanding during the three months ended March 31, 2007 and 2006.

5.       Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of at least three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”).  As of March 31, 2007 and December 31, 2006, the ATB Escrow balance was $156,227 and $160,379, respectively, and the Joint Venture Escrow balance was $49,005 and $50,568, respectively.  Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents, with the remainder classified as non-current restricted cash and equivalents.

6.       Vessels and Equipment

          Vessels and equipment consist of the following:

	March 31, 2007	December 31, 2006

Vessels	$257,688	$257,688
Office furniture, equipment and other	448	448

	258,136	258,136
Less: Accumulated depreciation	88,930	83,339

	169,206	174,797
Construction-in-progress-ATB’s	124,091	101,908
Construction-in-progress-tankers	39,580	35,027
Capitalized drydock expenditures, net of amortization of $11,305 and $7,848	34,814	38,165

Total vessels and equipment, net	$367,691	$349,897

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from the transport of petroleum products as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, the Charleston and the Houston based on their estimated useful lives.  Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years.  Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets.  Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred.  Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          The Partnership currently capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston.  Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years.  To date the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  The Partnership was recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program.  However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically.  If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenses will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect the Partnership’s business, financial condition and results of operations.  This could also adversely impact the cash available to pay cash distributions and to pay interest on, and principal of, the Partnership’s indebtedness.  In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

          Depreciation of vessels and equipment for the three-month periods ended March 31, 2007 and 2006 was $5,591 and $5,496, respectively.  Amortization of drydocking expenditures was $3,457 and $2,162 for the three-month periods ended March 31, 2007 and 2006, respectively.

          At March 31, 2007 and December 31, 2006, “Construction-in-progress-ATBs” includes capitalized interest of $8,434 and $5,822, respectively, and accrued invoices of $5,967 and $5,104, respectively.  At March 31, 2007 and December 31, 2006, “Construction-in-progress-tankers” of the Joint Venture includes capitalized interest of $4,872 and $2,984, respectively, and accrued invoices of $1,186 and $1,193, respectively.  Capitalized drydock expenditures of $839 and $5,398 were accrued at March 31, 2007 and December 31, 2006, respectively.

7.       Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings and are generally amortized using the effective interest method over the term of the loan.  For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the variability in balances of outstanding borrowings.  Any unamortized deferred financing costs are written-off when debt is retired before the maturity date.  For the three months ended March 31, 2007, amortization expense of deferred financing costs of the Partnership (excluding those of the Joint Venture) was $404 and is included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $208 for the three months ended March 31, 2006.  A portion of such 2007 and 2006 amortization of deferred financing costs was included in construction-in-progress-ATBs as part of the interest capitalized by the Partnership.  For the three months ended March 31, 2007, deferred financing costs of $620 were amortized and included in construction-in-progress-tankers as part of the interest capitalized by the Joint Venture.

8.       Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	March 31, 2007	December 31, 2006

Construction of vessels	$7,153	$5,100
Insurance Claims	2,109	1,570
Interest	1,924	5,618
Accrued Fuel Charges	835	2,008
Other	3,550	4,106

	$15,571	$18,402

9.       Hess Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate.  However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership must share 50% of any additional excess amount with Hess.  The differences resulting from these rates are calculated on a monthly basis.  The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment.

          From September 13, 2002 to March 31, 2007, the cumulative amounts of payments made by Hess, net of amounts paid to Hess, were $11,419, and are classified as advances from Hess on the accompanying Unaudited Condensed Consolidated Balance Sheets.

10.     Debt

          The Partnership’s outstanding debt consisted of the following:

	March 31, 2007	December 31, 2006

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (8.85% at March 31, 2007 and 8.9% at December 31, 2006)	$272,050	$254,735
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (9.85% at March 31, 2007 and 9.9% at December 31, 2006)	18,289	16,307

Total	390,339	371,042
Less: Current portion of long-term debt	2,740	2,560

Long-term debt	$387,599	$368,482

          At March 31, 2007 the Partnership’s debt maturities were as follows:

Year ended December 31,
2007 (remaining nine months)	$2,055
2008	2,740
2009	2,740
2010	2,740
2011	21,029
2012	259,035
Thereafter	100,000

$390,339

          Capitalized interest expense for the three months ended March 31, 2007 and 2006 was $4,500 and $522, respectively.

          See Note 15 for further information regarding the Partnership’s compliance with certain financial covenants under the Third Amended and Restated Credit Facility.

11.     Hedging

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%.  The fair value of this hedge was a loss of $2,589 at March 31, 2007 and a loss of $2,080 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%.  The fair value of this hedge was a loss of $1 at March 31, 2007 and a gain of $520 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439, relative to the Partnership’s newbuild ATB series.  To hedge the exposure to foreign currency, the Partnership has entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro.  The fair market value of the forward contracts at March 31, 2007 and December 31, 2006 was $919 and $814, respectively.  The fair market value of the forward contracts is included in other comprehensive income on the accompanying financial statements.  When realized, the gain or loss on the forward contracts will be applied to the cost of the owner-furnished items.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100,000 nine year interest rate cap effective April 1, 2007 for $1,924, including transaction fees.  This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon.  Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel.  Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate.  The Joint Venture plans to utilize derivative financial instruments to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into and the anticipated sale date of such combined vessel and chartering contract.  The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended.  The fair market value of the interest rate cap at March 31, 2007 was $1,924 and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets.  Changes in the fair value of the instrument are reported in earnings.

12.     Partners’ Capital

          Class B Conversion

          On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of automatically converting the Partnership’s 3,123,205 class B units into 3,123,205 common units.

          Distributions

          On February 6, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the fourth quarter of 2006 of $0.45 per unit.  The distribution was paid on all common, subordinated and general partner units on February 15, 2007 to all unitholders of record on February 12, 2007.  The aggregate amount of the distribution was $8,373.

13.     Contract Settlement

          On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold.  The Partnership received $3,486 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment.  The $3,486 in included in “Other Expense (Income)” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.  Simultaneously, a new three year Contract of Affreightment with reduced volumes was agreed upon in principle with the same customer.

14.     Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers.  Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended March 31, 2007 and 2006 were $5,383 and $3,150, respectively.  The Partnership had a payable to Hess under the Support Agreement of $1,294 at March 31, 2007 and a receivable from Hess under the Support Agreement of $115 at December 31, 2006.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by the Partnership’s general partner.  These amounts are reimbursable by the Partnership pursuant to the partnership agreement.  Reimbursable amounts expensed by the Partnership were $12,708 and $10,700, respectively, for the three months ended March 31, 2007 and 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The affiliated companies pay their portion of the rent in advance of the Partnership making the rental payment.  The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment.  The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  For the three months ended March 31, 2007 the Partnership paid $102 in connection with the lease and received $77 from its related parties.  There were no payments made relating to the lease in the first quarter of 2006.

          USS Product Manager LLC

          USS Product Manager LLC (“Product Manager”), the Partnership’s wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

•	an oversight fee of $1,000 per tanker, payable ratably over the course of construction of such tanker;
•	a management fee of $1,000 per year for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances.  The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner.  Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture.  For the three months ended March 31, 2007, the Partnership recorded $17 in income related to this management agreement; however this amount was eliminated in consolidation.

          The Blackstone Group and Other Joint Venture Investors

          As a result of the formation the Joint Venture on August 7, 2006, the Partnership considers The Blackstone Group and Other Joint Venture Investors to be related parties.  For the three months ended March 31, 2007, the Joint Venture paid interest on the Revolver totaling $1,202 to The Blackstone Group and Other Joint Venture Investors.

15.     Commitments and Contingencies

          Claims and Litigation

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

          ATB Commitments

          The construction of the Partnership’s first 19,999 dwt ATB, the parcel barge Chemical Transporter and the pusher tug Freeport, is nearing completion.  Engine commissioning on the Freeport began in early May and sea trials are scheduled to commence in mid May.  Final systems testing and regulatory certification are expected to be completed immediately following the tug’s arrival in Baltimore, where it will be joined together with the barge.  Launch of the Chemical Transporter is scheduled to occur in late May.  Following final commissioning and testing of cargo systems and regulatory certification and sea trials, the completed ATB is expected to enter the Partnership’s chemical service in mid June.  This ATB unit is already covered with contracts of affreightment with major customers of the Partnership.  The estimated final delivered cost of the ATB unit is currently expected to approximate $86,000 to $88,000, excluding capitalized interest and net of a $21,000 settlement with the original builder.  At March 31, 2007, the Partnership had expended $68,700 on this ATB (excluding capitalized interest and net of a $21,000 settlement with the original builder) and expects to expend (exclusive in each case of capitalized interest) approximately $17,300 to $19,300 to complete the ATB.  Delays and cost overruns associated with this ATB unit are primarily attributable to the original builder’s failure to perform under the shipbuilding contract.  The Partnership believes it has valid claims which, if recovered, will reduce this gross amount.  The Partnership is currently pursuing a sale and leaseback of this ATB, which if completed will allow it to finance the construction of the fifth ATB of the series, if the Partnership proceeds with the construction of that unit.  The decision whether to proceed with the construction of the fifth ATB unit needs to be made by June 18, 2007.  The Partnership’s ability to complete the first ATB on the above estimates of both timing and cost are dependent on a number of factors, some of which are beyond its control, including the availability and cost of needed equipment and labor as well as weather conditions.

          As a result of the delay in the delivery of, and the increased cost of constructing, the first ATB, the Partnership probably will not be able to meet certain of its current financial covenant requirements under its senior credit facility in the second half of the year.  The Partnership believes that the lenders under the senior credit facility will modify the financial covenants so that the Partnership will remain in compliance with such covenants, although there can be no assurance of this.  If the Partnership defaults under the covenants, and such defaults are not cured via waiver or amendment, then a majority of the lenders under the senior credit facility may elect to declare all or a portion of the outstanding amounts due under the senior credit facility immediately due and payable and/or terminate the loan commitments under such credit facility.  The Partnership was in co mpliance with all its financial covenants at the end of the first quarter of 2007.

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity.  However, the Partnership has paid $500 for the option to cancel one barge prior to June 18, 2007.  If the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for this barge (which will aggregate $3,832). The Partnership has also paid $1,204 of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if the Partnership decides not to proceed with that vessel.  In 2006, the Partnership also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units.  The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by August 1, 2007.  The total construction cost anticipated for these new ATB units is approximately $65,000 to $66,000 per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest.  The capitalized interest as of March 31, 2007 relating to this series of ATBs is $2,740.  The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of March 31, 2007, the Partnership has made payments totaling approximately $41,022 related to these newbuilds.  As March 31, 2007,  the Partnership had in escrow approximately $156,227, which is the amount the Partnership estimates it will cost to complete construction of the first three of these ATBs.

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

          For the quarter ended March 31, 2006, the parent entity (U.S. Shipping Partners L.P.) had no independent assets or operations, the subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, and the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006.  In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the $100,000 13% Senior Secured Notes due 2014 on a full and unconditional, joint and several basis.  Accordingly, the consolidated financial statements for the quarter ended March 31, 2006 present the combined results of operations and cash flows of the subsidiary guarantors.  There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

U.S. Shipping Partners L.P.
Consolidating Balance Sheet
As of March 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$2,473	$3	$—	$2,476
Current portion of restricted cash and equivalents	—	—	101,284	—	—	101,284
Accounts receivable, net	—	—	12,032	—	—	12,032
Prepaid expenses and other current assets	—	—	5,350	114	—	5,464

Total current assets	—	—	121,139	117	—	121,256
Investment in subsidiaries, net	238,883	—	—	—	(238,883)	—
Intercompany receivable	287,620	86,465	—	—	(374,085)	—
Restricted cash and equivalents, net of current portion	—	—	103,948	—	—	103,948
Vessels and equipment, net	—	—	328,111	39,580	—	367,691
Deferred financing costs, net	10,746	4,578	—	11,327	(4,578)	22,073
Other assets	919	—	1,474	1,924	—	4,317

Total assets	$538,168	$91,043	$554,672	$52,948	$(617,546)	$619,285

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,740	$—	$—	$—	$—	$2,740
Accounts payable	—	—	9,412	—	—	9,412
Due to affiliates	—	—	2,232	203	—	2,435
Deferred revenue	—	—	1,140	—	—	1,140
Accrued expenses	—	—	14,205	1,366	—	15,571

Total current liabilities	2,740	—	26,989	1,569	—	31,298
Intercompany payable	—	—	287,620	—	(287,620)	—
Long-term debt, net of current portion	369,310	100,000	—	18,289	(100,000)	387,599
Advances from Hess, net	—	—	11,419	—	—	11,419
Deferred income taxes	—	—	2,464	—	—	2,464
Other liabilities	2,590	—	473	—	—	3,063

Total liabilities	374,640	100,000	328,965	19,858	(387,620)	435,843

Minority interest in Joint Venture	—	—	—	19,914	—	19,914

Commitments and contingencies
Partners’ Capital
Partners’ capital	165,199	(8,957)	225,707	13,176	(229,926)	165,199
Accumulated other comprehensive loss	(1,671)	—	—	—	—	(1,671)

Total partners’ capital	163,528	(8,957)	225,707	13,176	(229,926)	163,528

Total liabilities and partners’ capital	$538,168	$91,043	$554,672	$52,948	$(617,546)	$619,285

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet.  In addition, the related deferred financing costs are presented as an asset of both entities.

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

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet.  In addition, the related deferred financing costs are presented as an asset of both entities.

U.S. Shipping Partners L.P.
Consolidating Statement of Operations
Three Months Ended March 31, 2007
( in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Revenues	$—	$—	$42,082	$—	$—	$42,082

Operating expenses
Vessel operating expenses	—	—	14,918	—	—	14,918
Voyage expenses	—	—	7,437	—	—	7,437
General and administrative expenses	—	—	3,707	58	—	3,765
Depreciation and amortization	—	—	9,048	—	—	9,048
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	—	—	31,624	58	—	31,682

Operating income (loss)	—	—	10,458	(58)	—	10,400
Interest expense	6,917	3,416	—	—	(3,416)	6,917
Interest income	—	—	(2,672)	(3)	—	(2,675)

Income (loss) before income taxes and minority interest	(6,917)	(3,416)	13,130	(55)	3,416	6,158
Provision for income taxes	—	—	420	—	—	420

Income (loss) before minority interest	(6,917)	(3,416)	12,710	(55)	3,416	5,738
Equity in earnings of unconsolidated affiliates	12,666	—	—	—	(12,666)	—
Minority interest in Joint Venture losses	—	—	—	11	—	11

Net income (loss)	$5,749	$(3,416)	$12,710	$(44)	$(9,250)	$5,749

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

U.S. Shipping Partners L.P.
Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$5,749	$(3,416)	$12,710	$(44)	$(9,250)	$5,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	404	166	9,048	—	(166)	9,452
Deferred income taxes	—	—	(314)	—	—	(314)
Capitalized drydock costs	—	—	(4,664)	—	—	(4,664)
Equity in earnings of unconsolidated affiliates	(12,666)	—	—	—	12,666	—
Minority interest in Joint Venture losses	—	—	—	(11)	—	(11)
Provision for accounts receivable	—	—	89	—	—	89
Changes in assets and liabilities
Accounts receivable	—	—	(2,199)	—	—	(2,199)
Prepaid expenses and other current assets	—	—	(338)	—	—	(338)
Other assets	—	—	(136)	—	—	(136)
Accounts payable	—	—	3,772	—	—	3,772
Deferred revenue	—	—	(38)	—	—	(38)
Accrued expenses and other liabilities	—	—	(2,877)	(47)	—	(2,924)

Net cash provided by (used in) operating activities	(6,513)	(3,250)	15,053	(102)	3,250	8,438

Cash flows from investing activities
Construction of vessels and equipment	—	—	(21,401)	(3,859)	—	(25,260)
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Change in restricted cash and equivalents, net	—	—	5,715	—	—	5,715
Payments to Hess, net	—	—	(447)	—	—	(447)

Net cash used in investing activities	—	—	(16,133)	(5,783)	—	(21,916)

Cash flows from financing activities
Proceeds from borrowings	18,000	—	—	—	—	18,000
Contribution by minority interest equity investors in Joint Venture	—	—	—	3,906	(1,562)	2,344
Proceeds from Joint Venture revolver borrowings	—	—	—	1,982	—	1,982
Repayment of debt	(685)	—	—	—	—	(685)
Intercompany receivable/payable	(2,429)	3,250	867	—	(1,688)	—
Distributions to partners	(8,373)	—	—	—	—	(8,373)

Net cash provided by financing activities	6,513	3,250	867	5,888	(3,250)	13,268

Net (decrease) increase in cash and cash equivalents	—	—	(213)	3	—	(210)
Cash and cash equivalents at beginning of period	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of period	$—	$—	$2,473	$3	$—	$2,476

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

17.      Subsequent Events

          Distributions

          On May 3, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the first quarter of 2007 of $0.45 per unit.  The distribution will be paid on all common, subordinated and general partner units on May 15, 2007 to all unitholders of record on May 11, 2007.  The aggregate amount of the distribution will be $8,373.

          Restricted units

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units.  These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership.  Each director’s right to receive distributions on the restricted units vested as to 500 units on April 2, 2007 and will vest as to an additional 500 units on each of July 1, 2007, October 1, 2007 and January 1, 2008.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade.  We are also a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity.  Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States.  Our existing fleet consists of ten tank vessels: six integrated tug barge units (“ITBs”); one product tanker; and three chemical parcel tankers.  With the addition of four articulated tug barge units (“ATBs”) currently under construction and an option to build a fifth ATB unit, we are adding double-hull newbuilds to our fleet that are in compliance with OPA 90 that will serve customers in both the refined petroleum product and chemical markets.  Our primary customers are major oil and chemical companies.  A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow.  We do not assume ownership of any of the products that we transport on our vessels.

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

          The following table illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer pays if cargo not ready	Customer pays if cargo not ready	Customer pays if cargo not ready

(1)	Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby fuel cost increases are passed on to our customers.

          For the three months ending March 31, 2007 and 2006, we derived approximately 80% and 75%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 20% and 25%, respectively, of our revenue from spot charters.

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

•

Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage.  These costs can vary significantly depending on the voyage trade route.  Depending on the form of contract, either we or our customer is responsible for these expenses.  If we pay voyage expenses, they are included in our results of operations when they are incurred.  Typically, our freight rates are higher when we pay voyage expenses.  Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed on to our customers.

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

o

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

o

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

o

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

•

Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue (voyage revenue less voyage expenses) earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period.  Fluctuations in time charter equivalent result not only from changes in charter rates charged to our customers, but also from voyage expenses incurred as well as from external factors such as weather or other delays.

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended March 31,

	2007	2006

Voyage revenue	$42,082	$37,049

Vessel operating expenses	14,918	13,600
% of voyage revenue	35.4%	36.7%
Voyage expenses	7,437	7,335
% of voyage revenue	17.7%	19.8%
General and administrative expenses	3,765	2,826
% of voyage revenue	8.9%	7.6%
Depreciation and amortization	9,048	7,658
Other expense (income)	(3,486)	—

Total operating expenses, net	31,682	31,419

Operating income	10,400	5,630
% of voyage revenue	24.7%	15.2%
Interest expense	6,917	1,557
Interest income	(2,675)	(124)

Income before income taxes and minority interest	6,158	4,197
Provision (benefit) for income taxes	420	(3)

Income before minority interest	5,738	4,200
Minority interest in Joint Venture losses	11	—

Net income	$5,749	$4,200

Distribution declared per unit in respect of the period	$0.45	$0.45
Total vessel days	900	810
Days worked	893	790
Drydocking days	—	—
Net utilization	99%	98%
Average time charter equivalent rate	$38,796	$37,599

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          Voyage Revenue.  Voyage revenue was $42.1 million for the three months ended March 31, 2007, an increase of $5.0 million, or 14%, as compared to $37.0 million for the three months ended March 31, 2006, due primarily to the addition of the Sea Venture, which was placed in service in June 2006 and contributed approximately $3.5 million in revenues during the quarter ended March 31, 2007.  Additionally, an increase in time charter equivalent rates of approximately 3% on the remaining fleet and an increase in the days worked together added approximately $1.5 million of revenue.  Time charter equivalent rates were positively impacted by stronger spot market rates in the latter half of the quarter.  The revenue increases were offset by decreased fuel escalation provision charges.  Contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices.  Fuel escalation provision charges were $1.7 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006.

          Vessel Operating Expenses.  Vessel operating expenses were $14.9 million for the three months ended March 31, 2007, an increase of $1.3 million, or 9.7%, as compared to $13.6 million for the three months ended March 31, 2007.  The addition of the Sea Venture added $1.7 million of vessel operating expenses.  As a percentage of revenue, vessel operating expenses decreased to 35.4% for the three months ended March 31, 2007 from 36.7% for the three months ended March 31, 2006.  This percentage decrease of 1.3% is primarily attributable to an increase in time charter equivalent rates.

          Voyage Expenses.  Voyage expenses were $7.4 million for the three months ended March 31, 2007, an increase of $0.1 million, or 1%, as compared to $7.3 million for the three months ended March 31, 2006.  The increase was due primarily to the addition of the Sea Venture, which contributed $0.8 million, offset by the Houston no longer trading in the spot market and beginning a long-term time charter in mid 2006.  Under a time charter, the charterer is responsible for such voyage expenses.

          General and Administrative Expenses.  General and administrative expenses were $3.8 million for the three months ended March 31, 2007, an increase of $0.9 million, or 33%, as compared to $2.8 million for the three months ended March 31, 2006.  This increase is primarily attributable to an increase in personnel and the use of professional firms incurred primarily to manage our growth, including the construction of the tankers and ATBs.

          Depreciation and Amortization.  Depreciation and amortization was $9.0 million for the three months ended March 31, 2007, an increase of $1.4 million, or 18%, compared to $7.7 million for the three months ended March 31, 2006.  Approximately $1.1 million of the increase is attributable to the addition of the Sea Venture, which was acquired for $4.1 million in November 2005 and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and an increase of $0.3 million is attributable to the amortization of drydocking expenditures which fluctuates based upon the timing and schedule of the drydockings.

          Other Expense (Income).  In connection with the settlement of a contract of affreightment, we recorded approximately $3.5 million in other income during the three months ended March 31, 2007.  We reached a settlement with a major oil and chemical customer to terminate a contract of affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold.  As a result, we received $3.5 million from the customer in exchange for releasing the customer from its future obligations under the contract of affreightment.  Simultaneously, a new three year contract of affreightment with reduced volumes was agreed upon in principle with the same customer.

          Interest Expense.  Interest expense was $6.9 million for the three months ended March 31, 2007, an increase of $5.4 million, compared to $1.6 million for the three months ended March 31, 2006.  The increase is attributable to a higher average outstanding debt balance during the first quarter of 2007 coupled with an increase in interest rates and amortization of debt financing fees.  Interest expense for the three months ended March 31, 2007 and 2006 does not include capitalized interest of $4.5 million and $0.5 million, respectively.  The average effective interest rate for the three months ended March 31, 2007 was approximately 10% compared to approximately 6% for the three months ended March 31, 2006.

          Interest Income.  Interest income, consisting of interest earned on our invested balances, was $2.7 million for the three months ended March 31, 2007, an increase of $2.6 million, compared to $0.1 million for the three months ended March 31, 2006.  The increase relates to the Partnership’s restricted cash accounts.  The restricted cash accounts include two escrow accounts which were established as part of the Partnership’s 2006 debt and equity financings to fund the construction of at least three new ATBs and the Partnership’s remaining committed equity contributions to the joint venture entered into by the Partnership in 2006.  Interest income will decrease as funds in these escrow accounts are used to fund the construction of the three new ATBs and the Partnership’s equity contributions to the joint venture.  During the three months ended March 31, 2007, we had an average of approximately $207.8 million in the two escrow accounts.  We currently anticipate that we will use approximately $101.2 million of the escrowed amounts during the next twelve months.

          Provision (Benefit) for Income Taxes.  We are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our members for inclusion in their respective income tax returns.  Chemical Pioneer Inc., our corporate subsidiary, is subject to federal, state and local income taxes.  The provision for income taxes for the three months ended March 31, 2007 was $0.4 million, compared to a benefit for income taxes of $3 thousand for the three months ended March 31, 2006.  The increase is attributable to an increase in the pre-tax operating income at our corporate subsidiary, due to increased revenue rates coupled with a reduction in drydock amortization expenses, as the 2003 drydocking expenditures for the Chemical Pioneer became fully amortized in April 2006.

          Minority Interest in Joint Venture Losses.  For the three months ended March 31, 2007, we recorded minority interest in Joint Venture losses of $11 thousand, relating to the 60% of the Joint Venture owned by third parties.

          Net Income.  The net income for the three months ended March 31, 2007 was $5.7 million, an increase of $1.5 million, compared to net income of $4.2 million for the three months ended March 31, 2006.  An increase in operating income of $4.8 million, resulting in large part from the $3.5 million contract settlement, combined with an increase in interest income of $2.6 million, partially offset by an increase in interest expense of $5.4 million and an increase in the provision for income taxes of $0.4 million, were the primary reasons for the increase in net income.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2007, compared to $8.0 million for the three months ended March 31, 2006.  The increase in operating cash flows of $0.4 million in quarter ended March 31, 2007 compared to the same period in 2006 is primarily the result of a change in the fluctuation in operating assets and liabilities of $7.5 million offset by a decrease in the expenditures for drydockings of $4.6 million, an increase in non-cash items of $1.8 million and an increase in net income of $1.5 million.

          The change in the fluctuation of operating assets and liabilities was primarily affected by an increased use of cash to fund increases in accounts receivable, other assets and a reduction in accrued expenses and other liabilities.  Capitalized drydocking expenditures decreased due to the timing of scheduled drydockings.  We currently have two drydocks scheduled for the second half of 2007.

          Non-cash items in the three months ended March 31, 2007 were affected primarily by an increase in depreciation and amortization of $1.6 million.  Depreciation and amortization increased due to the addition of the Sea Venture, which was placed in service in June 2006, the additional drydockings that are being amortized and the additional amortization of the deferred financing fees incurred in connection with the financing transactions in August 2006.

Investing Cash Flows

          Net cash used in investing activities totaled $21.9 million for the three months ended March 31, 2007, an increase of $6.3 million, compared to $15.6 million for the three months ended March 31, 2006.  In the three months ended March 31, 2007, we made $21.4 million of payments toward the construction of the ATBs and the Joint Venture made $3.9 million of payments toward the construction of tankers.  Of this $25.3 million, $5.7 million was obtained from the restricted cash accounts and the balance was obtained through financing activities. Additionally, in the three months ended March 31, 2007, the Joint Venture purchased a $100,000 nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees.  In the three months ended March 31, 2006, we made payments toward the construction of the ATBs of $11.5 million and paid $5.0 million to secure a shipyard slot for the construction of the new product tankers.

          The amounts received from or paid to Hess pursuant to the Hess Support Agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price of the ITBs purchased from Hess at the end of the Hess Support Agreement in September 2007.  Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess.  If the rate for an ITB exceeds the support rate set forth in the Support Agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the Support Agreement.  Once Hess has been fully reimbursed for all payments made under the Support Agreement, we must pay Hess 50% of any remaining excess.  Payments to Hess, net of payments received from Hess, under the Support Agreement were $0.5 million for the three months ended March 31, 2007.  Advances from Hess, net of payments to Hess, under the Support Agreement were $0.9 million for the three months ended March 31, 2006.  For the three months ended March 31, 2007 and 2006, five ITBs were covered by the Support Agreement.  One ITB is under contract with Hess at a charter rate less than the support rate.  This vessel will be covered by the Support Agreement upon any termination of that contract.

Financing Cash Flows

          Net cash provided by financing activities was $13.3 million for the three months ended March 31, 2007, an increase of $10.1 million, compared to net cash provided by financing activities of $3.2 million for the three months ended March 31, 2006.  In the three months ended March 31, 2007, we borrowed $18.0 million under our delayed draw term loan and made scheduled repayments of $0.7 million.  The Joint Venture received $2.3 million from the Joint Venture Investors and borrowed $2.0 million under its revolving credit facility.  Additionally, in the three months ended March 31, 2007, we paid distributions of $8.4 million.  In the three months ended March 31, 2006, we had net revolving borrowings of $10.0 million which were offset by scheduled debt repayments of $0.5 million and distributions of $6.4 million.

Payments of Distributions

          On May 3, 2007, the Board of Directors of the general partner declared our regular cash distribution for the first quarter of 2007 of $0.45 per unit.  The distribution will be paid on all common, subordinated and general partner units on May 15, 2007 to all unitholders of record on May 11, 2007.  The aggregate amount of the distribution will be $8.4 million.

          The Board of Directors also declared a quarterly distribution to unitholders of $0.45 per unit in respect to the quarter ended December 31, 2006 to unitholders of record on February 12, 2006.  The distribution was paid to all common, subordinated and general partner unitholders on February 15, 2007.  The aggregate amount of the distribution was $8.4 million.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance.  Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years.  To date our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program.  However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically.  If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, our ITBs will be out of service longer and our drydock expenses will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect our business, financial condition and results of operations.  This could also adversely impact our cash available to pay cash distributions and to pay interest on, and principal of, our indebtedness.  In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.  Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and, in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          During 2006, the parcel tankers, Charleston, Chemical Pioneer and Sea Venture, and the ITBs Groton and Mobile were placed in drydock. The Charleston drydock was completed in July at a cost of $5.2 million, the Chemical Pioneer drydock was completed in December at a cost of $5.5 million and the initial Sea Venture drydock was completed in June at a cost of $9.9 million.  The Sea Venture drydock was an extensive drydocking that brought the vessel to our operational standards followings its acquisition.  The ITB Groton was completed in August at a cost of $5.2 million and the ITB Mobile was completed in December at a cost of $5.1 million.  The Baltimore and the Philadelphia are scheduled for drydock in 2007 at a total estimated cost of $12.0 million.  For future drydockings, we estimate that d rydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel.  While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days.  At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

          Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking.  Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus were increased from $19.6 million in 2006 to $20.9 million in 2007.  This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable.  The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended March 31,

	2007	2006

Maintenance capital expenditures	$106	$3,497
Expansion capital expenditures - ATBs	22,183	17,137
Expansion capital expenditures - Tankers	4,553	—

Total capital expenditures	$26,842	$20,634

          We are currently conducting a study to assess strategic alternatives so that our ITBs may continue trading past their current OPA 90 lives, including retrofitting the ITBs with an internal double hull, repurposing the ITBs to carry products other than petroleum products, or a combination of the two.  We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012 to 2014.  We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date – likely concurrent with a regularly scheduled drydock – if we believe market conditions to be favorable.  We have received preliminary advice from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification.  We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $12.0 million - $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard.  If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock.  We estimate this retrofit will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels.  The cost of retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

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

Contractual Commitments and Contingencies

          In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity.  However, we have paid $0.5 million for the option to cancel one barge prior to June 18, 2007.  If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which will aggregate $3.8 million).  We have also paid $1.2 million of deposits for owner-furnished equipment for the fourth of these ATB units that may not be recoverable if we decide not to proceed with that vessel.  In 2006, we also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units.  The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by August 1, 2007.  The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest.  The capitalized interest as of March 31, 2007 relating to this series of ATBs is $2.7 million.  We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of March 31, 2007, we have made payments totaling approximately $41.0 million related to these new builds.  As of March 31, 2007, we had in escrow approximately $156.2 million, which is the amount we estimate it will cost to complete construction of the first three of these ATBs.

          The construction of our first 19,999 dwt ATB, the parcel barge Chemical Transporter and the pusher tug Freeport, is nearing completion.  Engine commissioning on the Freeport began in early May and sea trials are scheduled to commence in mid May.  Final systems testing and regulatory certification are expected to be completed immediately following the tug’s arrival in Baltimore, where it will be joined together with the barge.  Launch of the Chemical Transporter is scheduled to occur in late May.  Following final commissioning and testing of cargo systems and regulatory certification and sea trials, the completed ATB is expected to enter our chemical service in mid June.  This ATB unit is already covered with contracts of affreightment with major customers of ours.  The estimated final delivered cost of the ATB unit is currently expected to approximate $86.0 million to $88.0 million, excluding capitalized interest and net of a $21.0 million settlement with the original builder.  Delays and cost overruns associated with this ATB unit are primarily attributable to the original builder’s failure to perform under the shipbuilding contract.  We believe that we have valid claims which, if recovered, will reduce this gross amount.  We are currently pursuing a sale and leaseback of this ATB, which if completed will allow us to finance the construction of the fifth ATB of the series, if we proceed with the construction of that unit.  The decision whether to proceed with the construction of the fifth ATB unit needs to be made by June 18, 2007.  Our ability to complete the first ATB on the above estimates of both timing and cost are dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions.

          As a result of the delay in the delivery of, and the increased cost of constructing, the first ATB, we probably will not be able to meet certain of our current financial covenant requirements under our senior credit facility in the second half of the year.  We believe that the lenders under the senior credit facility will modify the financial covenants so that we will remain in compliance with such covenants, although there can be no assurance of this.  If we default under our covenants, and such defaults are not cured via waiver or amendment, then a majority of the lenders under the senior credit facility may elect to declare all or a portion of the outstanding amounts due under the senior credit facility immediately due and payable and/or terminate the loan commitments under such credit facility.  We are in compliance with all our financial covenants at the end of the first quarter of 2007.  Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and to pay interest on, and principal of, debt.

New Accounting Pronouncements

          As of January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  See Note 2, Adoption of New Accounting Policy-Income Taxes, in the attached Unaudited Condensed Consolidated Financial Statements for a full description of our accounting policy related to the accounting for income tax contingencies.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits and all such liabilities are now classified as long-term, including the associated accrued interest and penalties.

          In September 2006, the FASB issued Statement of Financial Accounting Standards, or FAS, No. 157, “Fair Value Measurement,” effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  We are currently reviewing the impact of this pronouncement upon its adoption.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Under FAS 159 the fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
2.	Is irrevocable (unless a new election date occurs)
3.	Is applied only to entire instruments and not to portions of instruments.

          We are currently reviewing the impact of this pronouncement upon its adoption.

Related Party Transactions

          Hess Support

          Hess is one of our significant customers.  Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended March 31, 2007 and 2006 were $5.4 million and $3.2 million, respectively.  We had a payable to Hess under the Support Agreement of $1.3 million at March 31, 2007, and a receivable from Hess under the Support Agreement of $0.1 million at December 31, 2006.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by our general partner.  These amounts are reimbursable by us pursuant to the partnership agreement.  Reimbursable amounts expensed by us were $12.7 million and $10.7 million, respectively, for the three months ended March 31, 2007 and 2006.

          New York Office

          On September 23, 2005, we entered into a ten-year lease for office space for our New York City office.  We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer.  The affiliated companies pay their portion of the rent in advance of our making the rental payment.  We have provided a letter of credit totaling $0.2 million to secure final payments of the lease commitment.  We have been reimbursed 75% of the cost of providing the letter of credit and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  For the three months ended March 31, 2007, we paid $102 thousand in connection with the lease and received $77 thousand from our related parties.  There were no payments made relating to the lease in the first quarter of 2006.

          USS Product Manager LLC

          USS Product Manager LLC (“Product Manager”), our wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

•	an oversight fee of $1.0 million per tanker, payable ratably over the course of construction of such tanker;
•	a management fee of $1.0 million per year for each completed tanker that is operated by the Joint Venture;
•	a delivery fee of up to $0.75 million per tanker, depending on the delivery date and cost of construction; and
•	a sale fee of up to $1.5 million per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances.  The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, our general partner.  Certain members of our management are expected to devote significant time to the management and operation of the Joint Venture.  For the three months ended March 31, 2007, we recorded $17 thousand in income related to this management agreement; however this amount was eliminated in consolidation.

          The Blackstone Group and Other Joint Venture Investors

          As a result of the formation of the Joint Venture, we consider The Blackstone Group and Other Joint Venture Investors to be related parties.  For the three months ended March 31, 2007, the Joint Venture has paid interest on the Revolver totaling $1.2 million to The Blackstone Group and Other Joint Venture Investors.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates.  We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility.  Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness.  Based on our average variable interest rate debt outstanding during the three months ended March 31, 2007, a 1% change in our variable interest rates would have increased our interest expense by $0.4 million for the three months ended March 31, 2007, after taking into effect the interest rate swap agreements we had in effect  as described below.

          We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates.  The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt.  All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended.  Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate.  We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal.  We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of March 31, 2007.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of March 31, 2007 the fair market values of our two interest rate swaps were a loss of $2.6 million and a loss of $1 thousand, respectively.

          The following is a summary of the economic terms of these agreements at March 31, 2007:

Notional amount	$124,063
Fixed rate paid	5.355%
Variable rate received	5.350%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	$(2,589)

Notional amount	$99,250
Fixed rate paid	4.899%
Variable rate received	5.350%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	$(1)

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million.  To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.  As of March 31, 2007 the fair value of the foreign currency hedge was approximately $0.9 million.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed; however there is an escalator clause related to the price of steel.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  The impact of an increase in steel prices of $100/ton would increase the cost of construction by $0.4 million per vessel.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees.  This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon.  Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel.  Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate.  The Joint Venture plans to utilize derivative financial instruments to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into and the anticipated sale date of such combined vessel and chartering contract.  The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, as amended.  The fair market value of the interest rate cap at March 31, 2007 was $1.9 million and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets.  Changes in the fair value of those instruments are reported in earnings.

ITEM 4.          Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          Risk Factors

          The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the year ended December 31, 2006:

          In August 2004, we entered into a contract with Southern New England Shipyard Company (“SENESCO”) to build a 19,999 dwt ATB at a price of $45.4 million to be delivered in early 2006.  In November 2005, SENESCO indicated that they were not able to complete the first ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed.  In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate.  In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB and took possession of the tug and barge under construction.  SENESCO paid us $21.0 million to cover a portion of the cost overruns.  We have hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB.  The construction of the ATB, the parcel barge Chemical Transporter and the pusher tug Freeport, is nearing completion.  Engine commissioning on the Freeport began in early May and sea trials are scheduled to commence in mid May.  Final systems testing and regulatory certification are expected to be completed immediately following the tug’s arrival in Baltimore, where it will be joined together with the barge.  Launch of the Chemical Transporter is scheduled to occur in late May.  Following final commissioning and testing of cargo systems and regulatory certification and sea trials, the completed ATB is expected to enter our chemical service in mid June.  This ATB unit is already covered with contracts of affreightment with major customers of ours.  The estimated final delivered cost of the ATB unit is currently expected to approximate $86.0 million to $88.0 million, excluding capitalized interest and net of a $21.0 million settlement with the original builder.  Delays and cost overruns associated with this ATB unit are primarily attributable to the original builder’s failure to perform under the shipbuilding contract.  We believe that we have valid claims which, if recovered, will reduce this gross amount.  We are currently pursuing a sale and leaseback of this ATB, which if completed will allow us to finance the construction of the fifth ATB of the series, if we proceed with the construction of that unit.  The decision whether to proceed with the construction of the fifth ATB unit needs to be made by June 18, 2007.  Our ability to complete the first ATB on the above estimates of both timing and cost are dependent on a number of factors, some of which are beyond our control, including the availability and cost of needed equipment and labor as well as weather conditions.

          As a result of the delay in the delivery of, and the increased cost of constructing, the first ATB, we probably will not be able to meet certain of our current financial covenant requirements under our senior credit facility in the second half of the year.  We believe that the lenders under the senior credit facility will modify the financial covenants so that we will remain in compliance with such covenants, although there can be no assurance of this.  If the Partnership defaults under the covenants, and such defaults are not cured via waiver or amendment, then a majority of the lenders under the senior credit facility may elect to declare all or a portion of the outstanding amounts due under the senior credit facility immediately due and payable and/or terminate the loan commitments under such credit facility.  We are in compliance with all our financial covenants at the end of the first quarter of 2007.  Any delay in delivery of the ATB and/or increase in the cost of completion could adversely affect our business, results of operations and ability to pay distributions and to pay interest on, and principal of, debt.

          Both domestic and international regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years.  To date our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program.  However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically.  If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, our ITBs will be out of service longer and our drydock expenses will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect our business, financial condition and results of operations.  This could also adversely impact our cash available to pay cash distributions and to pay interest on, and principal of, our indebtedness.

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

Subordinated Units:

Class B Conversion Proposal:

Votes For	Votes Against	Abstain

6,899,968	0	0

Issuance Proposal:

Votes For	Votes Against	Abstain

6,899,968	0	0

ITEM 5.          Other Information.

          On April 25, 2007, we hired Jan T. Ziobro, a 28-year veteran of the shipping industry, as Vice President, New Construction.  In this role, Mr. Ziobro will have oversight of the Partnership’s new construction program, which presently stands at nine 49,000 dwt product tankers and four 19,999 dwt ATB units.  Mr. Ziobro will report to Joseph P. Gehegan, President and COO.

          Jan T. Ziobro was appointed as vice president, new construction of our general partner and of United States Shipping Master LLC on April 25, 2007.  Prior to that, he was employed for over 17 years in various capacities with Overseas Shipholding Group, Inc. (“OSG”), including 11 years in OSG’s New Construction Group as Senior Naval Architect.  During this time he was involved in construction projects of over 20 vessels for the account of OSG in both Japan and South Korea.  Mr. Ziobro holds a Bachelor of Science degree in Naval Architecture and Marine Engineering from the University of Michigan.  He is a member of the Society of Naval Architects and Marine Engineers and an associate member of the Association of Ship Brokers and Agents.

ITEM 6.          Exhibits

Exhibit Number	Description

10.1

Second Amendment dated as of April 25, 2007, to Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent.

10.2*	Employment Agreement for Jan T. Ziobro.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2007

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)