Form 10-Q
period 2007-06-30
U.S. Shipping Partners L.P.
filed 2007-08-09
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of the registrant’s common units outstanding as of July 31, 2007 was 11,341,548 (including 8,000 restricted common units).  At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(in thousands)

	June 30, 2007	December 31, 2006

Assets
Current assets
Cash and equivalents	$2,384	$2,686
Current portion of restricted cash and equivalents	127,339	80,588
Accounts receivable, net	9,598	10,520
Prepaid expenses and other current assets	8,328	5,604

Total current assets	147,649	99,398
Restricted cash and equivalents, net of current portion	57,334	130,359
Vessels and equipment, net	400,109	349,897
Deferred financing costs, net	21,028	23,098
Other assets	7,087	2,672

Total assets	$633,207	$605,424

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,810	$2,560
Accounts payable	12,816	11,677
Due to affiliates	3,435	1,840
Deferred revenue	—	1,178
Accrued expenses and other liabilities	20,273	18,402

Total current liabilities	39,334	35,657
Long-term debt, net of current portion	397,379	368,482
Advances from Hess, net	8,907	11,866
Deferred income taxes	2,255	2,681
Other liabilities	660	2,080

Total liabilities	448,535	420,766

Minority interest in Joint Venture	22,464	17,581

Commitments and contingencies (Note 15)

Partners’ Capital
Partners’ capital	159,273	167,823
Accumulated other comprehensive income (loss)	2,935	(746)

Total partners’ capital	162,208	167,077

Total liabilities and partners’ capital	$633,207	$605,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

Revenues	$45,621	$37,789	$87,703	$74,838

Operating expenses
Vessel operating expenses	17,407	14,360	32,325	27,960
Voyage expenses	8,712	7,856	16,149	15,191
General and administrative expenses	4,241	3,176	8,006	6,002
Depreciation and amortization	9,054	7,191	18,102	14,849
Other expense (income)	—	—	(3,486)	—

Total operating expenses, net	39,414	32,583	71,096	64,002

Operating income	6,207	5,206	16,607	10,836
Interest expense	6,655	1,854	13,572	3,411
Interest income	(2,572)	(167)	(5,247)	(291)
Gain on derivative financial instruments	(904)	—	(904)	—

Income before income taxes and minority interest	3,028	3,519	9,186	7,716
Provision for income taxes	202	558	622	555

Income before minority interest	2,826	2,961	8,564	7,161
Minority interest in Joint Venture income	(418)	—	(407)	—

Net income	2,408	2,961	8,157	7,161
Other comprehensive income
Fair market value adjustment for derivatives	4,606	1,020	3,681	1,624

Comprehensive income	$7,014	$3,981	$11,838	$8,785

General partner’s interest in net income	$48	$59	$163	$143
Limited partners’ interest in:
Net income	$2,360	$2,902	$7,994	$7,018
Net income per unit - basic	$0.13	$0.21	$0.44	$0.51
Net income per unit - diluted	$0.13	$0.21	$0.44	$0.51
Weighted average units outstanding - basic	18,234	13,800	18,234	13,800
Weighted average units outstanding - diluted	18,235	13,800	18,234	13,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Six Months Ended June 30, 2007
(in thousands)

	Partners’ Capital								Accumulated Other Comprehensive Income (Loss)	Total
								Deferred Equity Compensation
	Limited Partners						General Partner

	Common		Class B		Subordinated

	Units	$	Units	$	Units	$

Balance at December 31, 2006	8,210	$126,853	3,123	$48,181	6,900	$(8,301)	$1,090	$—	$(746)	$167,077
Conversion of Class B Units into Common Units	3,123	48,181	(3,123)	(48,181)	—	—	—	—	—	—
Restricted Units	8	151	—	—	—	—	—	(151)	—	—
Net income	—	4,969	—	—	—	3,025	163	—	—	8,157
Amortization of deferred equity compensation	—	—	—	—	—	—	—	37	—	37
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	—	3,681	3,681
Cash distributions	—	(10,200)	—	—	—	(6,210)	(334)	—	—	(16,744)

Balance at June 30, 2007	11,341	$169,954	—	$—	6,900	$(11,486)	$919	$(114)	$2,935	$162,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30,

	2007	2006

Cash flows from operating activities
Net income	$8,157	$7,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	18,924	15,278
Provision for accounts receivable	315	45
Deferred income taxes	(431)	(609)
Equity compensation	37	—
Minority interest in Joint Venture income	407	—
Gain on derivative financial instruments	(904)	—
Capitalized drydock costs	(5,606)	(16,950)
Changes in assets and liabilities:
Accounts receivable	(103)	635
Prepaid expenses and other current assets	(1,969)	(1,380)
Other assets	(158)	(2,459)
Accounts payable	(92)	4,558
Deferred revenue	(1,178)	3,550
Accrued expenses and other liabilities	1,850	2,787

Net cash provided by operating activities	19,249	12,616

Cash flows from investing activities
Change in restricted cash and equivalents, net	26,274	—
Cash received upon settlement of derivative financial instruments	173	—
(Payments to) advances from Hess, net	(447)	250
Purchase of interest rate cap	(1,924)	—
Construction of vessels and equipment	(60,506)	(29,350)
Proceeds from Senesco settlement	—	21,000
Purchase of office furniture, equipment and other	—	(317)
Deposit to secure shipyard slot	—	(5,000)

Net cash used in investing activities	(36,430)	(13,417)

Cash flows from financing activities
Proceeds from borrowings	25,000	—
Contribution by minority interest equity investors in Joint Venture	4,476	—
Proceeds from Joint Venture revolver borrowings	5,535	—
Repayment of debt	(1,388)	(924)
Revolving borrowings	—	25,000
Distributions to partners/members	(16,744)	(12,674)

Net cash provided by financing activities	16,879	11,402

Net (decrease) increase in cash and cash equivalents	(302)	10,601
Cash and cash equivalents at beginning of period	2,686	10,000

Cash and cash equivalents at end of period	$2,384	$20,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1.	Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”).  Additionally, the Partnership has contracted to construct four additional ATBs.  The first ATB, the pusher tug Freeport and the parcel barge Chemical Transporter (together, the “ATB Freeport”), was delivered in June 2007 and entered service in July 2007.  The four remaining ATBs are scheduled for delivery in August 2008, November 2008, August 2009 and November 2009, although the Partnership has the option to cancel the last ATB.

          The Partnership and its predecessor company are engaged in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products.  The vessels operate under the regulatory provisions of the Jones Act.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract.  NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers.  The Partnership, which manages the Joint Venture, owns a 40% interest in the Joint Venture and third parties own a 60% interest.  However, due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes.  The Partnership presents in its consolidated financial statements the debt of the Joint Venture, but the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $22,416 has already been made.  The portion of the net income of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture income” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

          As a result of the implementation of FIN 48, the Partnership recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, the Partnership had $391 of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.  At June 30, 2007, the Partnership had $582 of unrecognized tax benefits.  At January 1, 2007 and June 30, 2007, the Partnership had approximately $42 and $78, respectively, of accrued interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

3.	New Accounting Pronouncements

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS No. 157”) effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Partnership is currently reviewing the impact of this pronouncement upon its adoption.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS No. 159”) effective as of the beginning of fiscal years beginning after November 15, 2007.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Under FAS No. 159 the fair value option:

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

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units.  These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership.  Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007 and July 1, 2007 and will vest as to an additional 500 units on each of October 1, 2007 and January 1, 2008.

          The units used for basic net income per unit and diluted net income per unit are reconciled below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

Weighted average units outstanding for basic net income per unit	18,234	13,800	18,234	13,800
Dilutive effect of restricted units	1	—	—	—

Weighted average units outstanding for dilutive net income per unit	18,235	13,800	18,234	13,800

5.	Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”).  As of June 30, 2007 and December 31, 2006, the ATB Escrow balance was $137,089 and $160,379, respectively, and the Joint Venture Escrow balance was $47,584 and $50,568, respectively.  Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents, with the remainder classified as noncurrent restricted cash and equivalents.

6.	Vessels and Equipment

          Vessels and equipment consist of the following:

	June 30, 2007	December 31, 2006

Vessels	$257,688	$257,688
Office furniture, equipment and other	448	448

	258,136	258,136
Less: Accumulated depreciation	94,521	83,339

	163,615	174,797
Construction-in-progress-ATB’s	155,481	101,908
Construction-in-progress-tankers	48,613	35,027
Capitalized drydock expenditures, net of amortization of $14,768 and $7,848	32,400	38,165

Total vessels and equipment, net	$400,109	$349,897

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

          The Partnership currently capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs (30 months if the Partnership is no longer allowed to participate in the UWILD Program discussed below) and 30 months for the parcel tankers and the Houston.  Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years.  To date, the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  The Partnership was recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age, and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program.  However, the U.S. Coast Guard has advised the Partnership that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age, but only trade domestically.  If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenses will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect the Partnership’s business, financial condition and results of operations.  This could also adversely impact the cash available to pay cash distributions and to pay interest on, and principal of, the Partnership’s indebtedness.  Even if the U.S. Coast Guard allows the ITBs to continue in the UWILD Program, the Partnership will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional seven days each time a survey is conducted.  In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

          Capitalized drydock expenditures include expenditures for drydocks in progress.  At June 30, 2007, capitalized drydock expenditures include $975 for the Baltimore drydock, which was in progress.  The Baltimore drydock is scheduled to be completed in August 2007 at an estimated total cost of $5,800.  There were no drydocks in progress at December 31, 2006.  Capitalized drydock expenditures of $946 and $5,398 were accrued at June 30, 2007 and December 31, 2006, respectively.

          Depreciation of vessels and equipment for the three-month periods ended June 30, 2007 and 2006 was $5,591 and $5,531, respectively.  Amortization of drydocking expenditures was $3,463 and $1,660 for the three-month periods ended June 30, 2007 and 2006, respectively.

          Depreciation of vessels and equipment for the six-month periods ended June 30, 2007 and 2006 was $11,182 and $11,027, respectively.  Amortization of drydocking expenditures was $6,920 and $3,822 for the six-month periods ended June 30, 2007 and 2006, respectively.

          At June 30, 2007 and December 31, 2006, “Construction-in-progress-ATBs” includes capitalized interest of $11,697 and $5,822, respectively, and accrued invoices of $8,876 and $5,104, respectively.  At June 30, 2007 and December 31, 2006, “Construction-in-progress-tankers” of the Joint Venture includes capitalized interest of $6,837 and $2,984, respectively, and accrued invoices of $2,677 and $1,193, respectively.

          “Construction-in-progress-ATBs” at June 30, 2007 includes $98,758 (including $7,758 of capitalized interest) for the ATB Freeport, which was delivered in June 2007 and entered service in July 2007.  The ATB Freeport is already covered with contracts of affreightment with major customers of the Partnership.  Delays and cost overruns associated with this ATB unit are primarily attributable to the original builder’s failure to perform under the shipbuilding contract.  The Partnership believes that it has valid claims which, if recovered, will reduce this gross amount.

          “Construction-in-progress-ATBs” at June 30, 2007 also includes $5,490 (including $441 of capitalized interest) for the Partnership’s fifth ATB, which the Partnership may cancel at anytime before August 15, 2007.  If the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for the barge portion of this ATB (which aggregate $3,832), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,217).

7.	Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings and are generally amortized using the effective interest method over the term of the loan.  For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the variability in balances of outstanding borrowings.  Unamortized deferred financing costs are written-off when debt is retired before the maturity date.  For the three and six months ended June 30, 2007, amortization expense of deferred financing costs of the Partnership (excluding those of the Joint Venture) were $418 and $822, respectively, and are included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $221 and $429 for the three and six months ended June 30, 2006, respectively.  A portion of such 2007 and 2006 amortization of deferred financing costs was included in construction-in-progress-ATBs as part of the interest capitalized by the Partnership.  For the three and six months ended June  30, 2007, deferred financing costs of $428 and $1,248, respectively, were amortized and included in construction-in-progress-tankers as part of the interest capitalized by the Joint Venture.

8.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	June 30, 2007	December 31, 2006

Construction of vessels	$7,290	$5,100
Interest	5,188	5,618
Insurance Claims	1,984	1,570
Accrued Fuel Charges	1,874	2,008
Other	3,937	4,106

	$20,273	$18,402

9.	Amerada Hess (“Hess”) Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs.  Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate.  However, in the event that the charter rates the Partnership receives on the ITBs are in excess of the Hess support rate, then the Partnership must pay such excess amounts to Hess until the Partnership has repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership must share 50% of any additional excess amount with Hess.  The differences resulting from these rates are calculated on a monthly basis.  The net amounts received or paid by the Partnership will be considered contingent purchase price until the end of the Support Agreement term (September 2007), at which time the net amount received or paid will be treated as a purchase price adjustment to the six integrated tug barge units acquired by the Partnership from Hess in September 2002.

          From September 13, 2002 to June 30, 2007, the cumulative amounts of payments made by Hess, net of amounts paid to Hess, were $8,907, and are classified as advances from Hess on the accompanying Unaudited Condensed Consolidated Balance Sheets.  The Partnership had a payable to Hess, net of a receivable from Hess, under the Support Agreement of $2,512 at June 30, 2007 and a receivable from Hess under the Support Agreement of $115 at December 31, 2006.

10.	Debt

          The Partnership’s outstanding debt consisted of the following:

	June 30, 2007	December 31, 2006

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (8.9% at June 30, 2007 and December 31, 2006)	$278,347	$254,735
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (9.9% at June 30, 2007 and December 31, 2006)	21,842	16,307

Total	400,189	371,042
Less: Current portion of long-term debt	2,810	2,560

Long-term debt	$397,379	$368,482

          At June 30, 2007 the Partnership’s debt maturities were as follows:

Year ended December 31,

2007 (remaining six months)	$1,405
2008	2,810
2009	2,810
2010	2,810
2011	24,652
2012	265,702
Thereafter	100,000

$400,189

          Capitalized interest expense for the three months ended June 30, 2007 and 2006 was $5,228 and $776, respectively. Capitalized interest expense for the six months ended June 30, 2007 and 2006 was $9,728 and $1,298, respectively.

          See Note 17 for further information regarding the Partnership’s compliance with certain financial covenants under the Third Amended and Restated Credit Facility.

11.	Hedging

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%.  The fair value of this hedge was a gain of $133 at June 30, 2007 and a loss of $2,080 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%.  The fair value of this hedge was a gain of $2,080 at June 30, 2007 and a gain of $520 at December 31, 2006, and is reflected in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series.  To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro.  The fair market value of the foreign currency forward contracts at June 30, 2007 and December 31, 2006 was $722 and $814, respectively.  The fair market value of the foreign currency forward contracts is included in other comprehensive income on the accompanying financial statements.  When realized, the gain or loss on the foreign currency forward contracts will be applied to the cost of the owner-furnished items that the payment related to.  However, in May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract.  As a result, the cash received upon settlement of the foreign currency forward contract in effect for such payment of $173 could not be applied to the cost of the item, and is recorded as a gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100,000 nine year interest rate cap effective April 1, 2007 for $1,924, including transaction fees.  This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon.  Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel.  Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate.  The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into and the anticipated sale date of such combined vessel and chartering contract.  The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended.  The fair market value of the interest rate cap at June 30, 2007 was $2,655 and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets.  A change in the fair value of the instrument of $731 for the three and six months ended June 30, 2007 is recorded as a gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

12.	Partners’ Capital

          Class B Conversion

          On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of automatically converting the Partnership’s 3,123,205 class B units into 3,123,205 common units.

          Distributions

          On May 3, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the first quarter of 2007 of $0.45 per unit.  The distribution was paid on all common, subordinated and general partner units on May 15, 2007 to all unitholders of record on May 11, 2007.  The aggregate amount of the distribution was $8,372.

          On February 6, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the fourth quarter of 2006 of $0.45 per unit.  The distribution was paid on all common, subordinated and general partner units on February 15, 2007 to all unitholders of record on February 12, 2007.  The aggregate amount of the distribution was $8,372.

          Restricted Units / Deferred Equity Compensation

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units.  These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership.  Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007 and July 1, 2007 and will vest as to an additional 500 units on each of October 1, 2007 and January 1, 2008.  The value of the restricted stock as determined on the date of issuance was $151.  This amount was recorded as deferred equity compensation and is being amortized over the vesting period of the units.  At June 30, 2007, deferred equity compensation was $114.

13.	Contract Settlement

          On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold.  The Partnership received $3,486 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment.  The $3,486 in included in “Other Expense (Income)” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.  Simultaneously, a new three year Contract of Affreightment at market rates with reduced volumes was agreed upon in principle with the same customer.

14.	Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers.  Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended June 30, 2007 and 2006 were $3,183 and $3,185, respectively.  Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the six months ended June 30, 2007 and 2006 were $8,566 and $6,335, respectively. The Partnership had a payable to Hess, net of a receivable from Hess, under the Support Agreement of $2,512 at June 30, 2007 and a receivable from Hess under the Support Agreement of $115 at December 31, 2006.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by the Partnership’s general partner.  These amounts are reimbursable by the Partnership pursuant to the partnership agreement.  Reimbursable amounts expensed by the Partnership were $14,000 and $11,645, respectively, for the three months ended June 30, 2007 and 2006.  Reimbursable amounts expensed by the Partnership were $26,708 and $22,346, respectively, for the six months ended June 30, 2007 and 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office.  The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership.  The affiliated companies pay their portion of the rent in advance of the Partnership making the rental payment.  The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment.  The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  For the three months ended June 30, 2007 and 2006, the Partnership paid $103 and $66, respectively, in connection with the lease and received $94 and $49, respectively, from its related parties.  For the six months ended June 30, 2007 and 2006, the Partnership paid $205 and $66, respectively, in connection with the lease and received $162 and $49, respectively, from its related parties.

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
•

a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances.  The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner.  Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture.  For the three and six months ended June 30, 2007, the Partnership recorded $45 and $62, respectively, in income related to this management agreement; however these amount were eliminated in consolidation.

          The Blackstone Group and Other Parties (the “Joint Venture Investors”)

          As a result of the formation the Joint Venture on August 7, 2006, the Partnership considers the Joint Venture Investors to be related parties.  For the three and six months ended June 30, 2007, the Joint Venture paid interest on the Revolver totaling $1,252 and $2,454, respectively, to the Joint Venture Investors.

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

          ATB Commitments

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity.  However, the Partnership has the option to cancel one barge prior to August 15, 2007.  If the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for this barge (which aggregate $3,832) and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,217).  In 2006, the Partnership also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units.  The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by January 15, 2008.  The total construction cost anticipated for these new ATB units is approximately $65,000 to $66,000 per unit (subject to change orders and modifications and increases in the cost of raw materials), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest and repositioning costs.  The capitalized interest as of June 30, 2007 relating to this series of ATBs is $3,939.  The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of June 30, 2007, the Partnership has made payments totaling approximately $51,180 related to these newbuilds.  At June 30, 2007, the Partnership had in escrow approximately $137,089, which is the amount the Partnership estimates it will cost to complete construction of the first three of these ATBs.

          Union Collective Bargaining Agreements

          The collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of the Partnership’s vessels, and the Seafarers’ International Union, which covers all of the Partnership’s other seagoing personnel, expired in the second quarter of 2007.  The Partnership has been operating under the terms of the expired collective bargaining agreements while it negotiates with the unions.  Based on collective bargaining agreements these unions have reached with some of the Partnership’s competitors, the Partnership expects that its vessel personnel costs will increase over the current costs.  There can be no assurance that the General Partner will be able to reach an acceptable agreement with the unions or that the unions will not strike.

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

          For the three and six months ended June 30, 2006, the parent entity (U.S. Shipping Partners L.P.) had no independent assets or operations, the subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, and the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006.  In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the $100,000 13% Senior Secured Notes due 2014 on a full and unconditional, joint and several basis.  Accordingly, the consolidated financial statements for the three and six months ended June 30, 2006 present the combined results of operations and cash flows of the subsidiary guarantors.  There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$2,379	$5	$—	$2,384
Current portion of restricted cash and equivalents	—	—	127,339	—	—	127,339
Accounts receivable, net	—	—	9,598	—	—	9,598
Prepaid expenses and other current assets	—	—	8,297	31	—	8,328

Total current assets	—	—	147,613	36	—	147,649
Investment in subsidiaries, net	240,860	—	—	—	(240,860)	—
Intercompany receivable	286,432	83,216	—	—	(369,648)	—
Restricted cash and equivalents, net of current portion	—	—	57,334	—	—	57,334
Vessels and equipment, net	—	—	351,496	48,613	—	400,109
Deferred financing costs, net	10,328	4,422	—	10,700	(4,422)	21,028
Other assets	2,935	—	1,496	2,656	—	7,087

Total assets	$540,555	$87,638	$557,939	$62,005	$(614,930)	$633,207

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,810	$—	$—	$—	$—	$2,810
Accounts payable	—	—	12,816	—	—	12,816
Due to affiliates	—	—	3,295	140	—	3,435
Accrued expenses and other liabilities	—	—	17,551	2,722	—	20,273

Total current liabilities	2,810	—	33,662	2,862	—	39,334
Intercompany payable	—	—	286,432	—	(286,432)	—
Long-term debt, net of current portion	375,537	100,000	—	21,842	(100,000)	397,379
Advances from Hess, net	—	—	8,907	—	—	8,907
Deferred income taxes	—	—	2,255	—	—	2,255
Other liabilities	—	—	660	—	—	660

Total liabilities	378,347	100,000	331,916	24,704	(386,432)	448,535

Minority interest in Joint Venture	—	—	—	22,464	—	22,464

Commitments and contingencies
Partners’ Capital
Partners’ capital	159,273	(12,362)	226,023	14,837	(228,498)	159,273
Accumulated other comprehensive income	2,935	—	—	—	—	2,935

Total partners’ capital	162,208	(12,362)	226,023	14,837	(228,498)	162,208

Total liabilities and partners’ capital	$540,555	$87,638	$557,939	$62,005	$(614,930)	$633,207

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet.  In addition, the related deferred financing costs are presented as an asset of both entities.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of December 31, 2006
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$2,686	$—	$—	$2,686
Current portion of restricted cash and equivalents	—	—	80,588	—	—	80,588
Accounts receivable, net	—	—	10,520	—	—	10,520
Prepaid expenses and other current assets	—	—	5,410	194	—	5,604

Total current assets	—	—	99,204	194	—	99,398
Investment in subsidiaries, net	233,028	—	—	—	(233,028)	—
Intercompany receivable	278,379	89,715	—	—	(368,094)	—
Restricted cash and equivalents, net of current portion	—	—	130,359	—	—	130,359
Vessels and equipment, net	—	—	314,870	35,027	—	349,897
Deferred financing costs, net	11,151	4,744	—	11,947	(4,744)	23,098
Other assets	1,334	—	1,338	—	—	2,672

Total assets	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$2,560	$—	$—	$—	$—	$2,560
Accounts payable	—	—	11,677	—	—	11,677
Due to affiliates	—	—	1,604	236	—	1,840
Deferred revenue	—	—	1,178	—	—	1,178
Accrued expenses and other liabilities	—	—	17,016	1,386	—	18,402

Total current liabilities	2,560	—	31,475	1,622	—	35,657
Intercompany payable	—	—	278,379	—	(278,379)	—
Long-term debt, net of current portion	352,175	100,000	—	16,307	(100,000)	368,482
Advances from Hess, net	—	—	11,866	—	—	11,866
Deferred income taxes	—	—	2,681	—	—	2,681
Other liabilities	2,080	—	—	—	—	2,080

Total liabilities	356,815	100,000	324,401	17,929	(378,379)	420,766

Minority interest in Joint Venture	—	—	—	17,581	—	17,581

Commitments and contingencies
Partners’ Capital
Partners’ capital	167,823	(5,541)	221,370	11,658	(227,487)	167,823
Accumulated other comprehensive loss	(746)	—	—	—	—	(746)

Total partners’ capital	167,077	(5,541)	221,370	11,658	(227,487)	167,077

Total liabilities and partners’ capital	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet.  In addition, the related deferred financing costs are presented as an asset of both entities.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$45,621	$—	$—	$45,621

Operating expenses
Vessel operating expenses	—	—	17,407	—	—	17,407
Voyage expenses	—	—	8,712	—	—	8,712
General and administrative expenses	37	—	4,129	75	—	4,241
Depreciation and amortization	—	—	9,054	—	—	9,054

Total operating expenses, net	37	—	39,302	75	—	39,414

Operating income (loss)	(37)	—	6,319	(75)	—	6,207
Interest expense	6,654	3,405	—	1	(3,405)	6,655
Interest income	—	—	(2,570)	(2)	—	(2,572)
Gain on derivative finanical instruments	(173)	—	—	(731)	—	(904)

Income (loss) before income taxes and minority interest	(6,518)	(3,405)	8,889	657	3,405	3,028
Provision for income taxes	—	—	202	—	—	202

Income (loss) before minority interest	(6,518)	(3,405)	8,687	657	3,405	2,826
Equity in earnings of unconsolidated affiliates	8,926	—	—	—	(8,926)	—
Minority interest in Joint Venture income	—	—	—	(418)	—	(418)

Net income (loss)	$2,408	$(3,405)	$8,687	$239	$(5,521)	$2,408

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Six Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$87,703	$—	$—	$87,703

Operating expenses
Vessel operating expenses	—	—	32,325	—	—	32,325
Voyage expenses	—	—	16,149	—	—	16,149
General and administrative expenses	37	—	7,836	133	—	8,006
Depreciation and amortization	—	—	18,102	—	—	18,102
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	37	—	70,926	133	—	71,096

Operating income (loss)	(37)	—	16,777	(133)	—	16,607
Interest expense	13,571	6,821	—	1	(6,821)	13,572
Interest income	—	—	(5,242)	(5)	—	(5,247)
Gain on derivative financial instruments	(173)	—	—	(731)	—	(904)

Income (loss) before income taxes and minority interest	(13,435)	(6,821)	22,019	602	6,821	9,186
Provision for income taxes	—	—	622	—	—	622

Income (loss) before minority interest	(13,435)	(6,821)	21,397	602	6,821	8,564
Equity in earnings of unconsolidated affiliates	21,592	—	—	—	(21,592)	—
Minority interest in Joint Venture income	—	—	—	(407)	—	(407)

Net income (loss)	$8,157	$(6,821)	$21,397	$195	$(14,771)	$8,157

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$8,157	$(6,821)	$21,397	$195	$(14,771)	$8,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	822	321	18,102	—	(321)	18,924
Provision for accounts receivable	—	—	315	—	—	315
Deferred income taxes	—	—	(431)	—	—	(431)
Equity compensation	37	—	—	—	—	37
Minority interest in Joint Venture income	—	—	—	407	—	407
Gain on derivative financial instruments	(173)	—	—	(731)	—	(904)
Capitalized drydock costs	—	—	(5,606)	—	—	(5,606)
Equity in earnings of unconsolidated subsidiaries	(21,592)	—	—	—	21,592	—
Changes in assets and liabilities:
Accounts receivable	—	—	(103)	—	—	(103)
Prepaid expenses and other current assets	—	—	(1,982)	13	—	(1,969)
Other assets	—	—	(158)	—	—	(158)
Accounts payable	—	—	(92)	—	—	(92)
Deferred revenue	—	—	(1,178)	—	—	(1,178)
Accrued expenses and other liabilities	—	—	2,094	(244)	—	1,850

Net cash provided by (used in) operating activities	(12,749)	(6,500)	32,358	(360)	6,500	19,249

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	26,274	—	—	26,274
Cash received upon settlement of derivative financial instruments	173	—	—	—	—	173
Payments to Hess, net	—	—	(447)	—	—	(447)
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Construction of vessels and equipment	—	—	(49,801)	(10,705)	—	(60,506)

Net cash provided by (used in) investing activities	173	—	(23,974)	(12,629)	—	(36,430)

Cash flows from financing activities
Proceeds from borrowings	25,000	—	—	—	—	25,000
Contribution by minority interest equity investors in Joint Venture	—	—	—	7,459	(2,983)	4,476
Proceeds from Joint Venture revolver borrowings	—	—	—	5,535	—	5,535
Repayment of debt	(1,388)	—	—	—	—	(1,388)
Intercompany receivable / payable	5,708	6,500	(8,691)	—	(3,517)	—
Distributions to partners/members	(16,744)	—	—	—	—	(16,744)

Net cash provided by (used in) financing activities	$12,576	$6,500	$(8,691)	$12,994	$(6,500)	$16,879

Net (decrease) increase in cash and cash equivalents	—	—	(307)	5	—	(302)
Cash and cash equivalents at beginning of period	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of period	$—	$—	$2,379	$5	$—	$2,384

*  Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes.  Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

17.	Subsequent Events

          Request For NASSCO Contract Acceleration

          On July 2, 2007, NASSCO notified Product Carriers of its request to accelerate the contract for nine tankers and deliver the nine tankers earlier than scheduled in the original contract.  The revised delivery schedule is for the first tanker to be delivered in the second quarter of 2009 and then two tankers per year for 2010 through 2013.  Product Carriers and the Joint Venture have until December 31, 2007 to respond to this acceleration request.  However, the Joint Venture Investors do not have to commit to finance the last four tankers scheduled for construction until after such date.  If Product Carriers and the Joint Venture do not agree to the acceleration of delivery of the tankers, then NASSCO has the right to use their additional capacity to construct vessels for third parties.

          Credit Facility

          On July 19, 2007, the Partnership amended certain financial covenants in its senior credit facility, effective June 29, 2007, to eliminate the projected financial covenant compliance issues that were noted in the Partnership’s Form 10-Q for the fiscal quarter ended March 31, 2007.  The primary changes were to increase the amount of ATB Freeport construction expenditures excluded from the calculation of certain covenants and to increase the leverage ratio covenants for the fourth quarter of 2007 and 2008.

          ATB Newbuilds

          With regard to the fifth ATB in the ATB newbuild series, the Partnership has secured from MMG an extension of its option to cancel the contract for the construction of the fifth barge until August 15, 2007.  The Partnership anticipates reaching an agreement with MMG to further extend the option to cancel the construction of the fifth barge by that date; however it can give no assurances of that at this time.  If the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for this barge (which aggregate $3,832), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,217).  Additionally, the Partnership executed an amendment of its contract with Eastern to extend the option on the fifth tug of the series until January 15, 2008.

          Distributions

          On August 1, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the second quarter of 2007 of $0.45 per unit.  The distribution will be paid on all common, subordinated and general partner units on August 15, 2007 to all unitholders of record on August 10, 2007.  The aggregate amount of the distribution will be $8,372.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade.  We are also a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity.  Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States.  Our existing fleet consists of eleven tank vessels: six integrated tug barge units (“ITBs”); one product tanker; three chemical parcel tankers and one articulated tug barge unit (“ATB”) that was delivered in June 2007 and entered service in July 2007.  With the addition of three additional articulated tug barge units (“ATBs”) currently under construction and an option to build a fifth ATB unit, we are adding double-hull newbuilds to our fleet, which are in compliance with OPA 90, that will serve customers in both the refined petroleum product and chemical markets.  Our primary customers are major oil and chemical companies.  A significant portion of our fleet capacity is currently committed to these companies pursuant to contracts with initial terms of one year or more, which provides us with a relatively predictable level of cash flow.  We do not assume ownership of any of the products that we transport on our vessels.

          We, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract.  NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, with subsequent tankers delivered every six to eight months.  On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers.  We manage and own a 40% interest in the Joint Venture and third parties own a 60% interest.  However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes.  We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $22.4 million has already been made. The portion of the net income of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture income” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

          For the six months ending June 30, 2007 and 2006, we derived approximately 80% and 84%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 20% and 16%, respectively, of our revenue from spot charters. For the three months ending June 30, 2007 and 2006, we derived approximately 75% and 91%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 25% and 9%, respectively, of our revenue from spot charters.

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the recently announced newbuilding programs, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term.  As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase.

          In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels.  The availability of additional capacity could adversely affect the charter rates that we can obtain.  Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits.  Accordingly, we expect that our ITBs will derive a greater percentage of their revenue in the spot market, rather than from long-term charters, over the next several years.  Under the Hess Support Agreement, our vessels operating in the spot market were provided minimum prices regardless of rates in the spot market; however, the Support Agreement expires in September 2007 and at that time our operations will be affected by prices we can obtain in the spot market.  With respect to our four ITBs currently operating under long-term charters, charters for three of the ITBs, which account for 100% of their usable capacity, expire by the end of 2007 and we cannot assure you that we will be able to obtain long-term charters for these vessels in 2008 and thereafter.  To the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, the Partnership’s cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, and our ability to pay principal of, and interest on, our debt.  In addition, the announced or other newbuilding programs may make the retrofitting of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel.

          Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”).  However, with the expiration of the Hess Support Agreement in September 2007, the increased competition for long-term charters from newer vessels, lower rates in the spot market due to an increasing supply of vessels, higher operating expenses of, and less demand for, our ITBs due to their age, and increased vessel crew expenses, we expect the operating income and EBITDA provided by our ITBs will decrease in the next several years.

          Our collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of our other seagoing personnel, expired in the second quarter of 2007.  We have been operating under the terms of the expired collective bargaining agreements while we negotiate with the unions.  Based on collective bargaining agreements these unions have reached with some of our competitors, we expect that our vessel personnel costs will increase over the current costs.  There can be no assurance that we will be able to reach an acceptable agreement with the unions or that the unions will not strike.  Any increase in personnel costs could, and any strike by union personnel would, have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

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

•

Depreciation and amortization. We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings.  The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

•

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from transportation of petroleum products as required by the Oil Pollution Act of 1990 (“OPA 90”), between 2012 and 2014; and 10 years for the Chemical Pioneer, the Charleston and the Houston, based on their estimated useful lives.

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

•

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock.  Our chemical vessels must be drydocked twice every five years.  In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.  We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston; however, if our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over 30 months.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade.  Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs be drydocked for major repair and maintenance at least twice every five years.  To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  Our parcel tankers and the Houston must be drydocked twice every five years and the petroleum tankers being constructed by the Joint Venture must be drydocked twice every five years.  Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

Voyage revenue	$45,621	$37,789	$87,703	$74,838

Vessel operating expenses	17,407	14,360	32,325	27,960
% of voyage revenue	38.2%	38.0%	36.9%	37.4%
Voyage expenses	8,712	7,856	16,149	15,191
% of voyage revenue	19.1%	20.8%	18.4%	20.3%
General and administrative expenses	4,241	3,176	8,006	6,002
% of voyage revenue	9.3%	8.4%	9.1%	8.0%
Depreciation and amortization	9,054	7,191	18,102	14,849
Other expense (income)	—	—	(3,486)	—

Total operating expenses, net	39,414	32,583	71,096	64,002

Operating income	6,207	5,206	16,607	10,836
% of voyage revenue	13.6%	13.8%	18.9%	14.5%
Interest expense	6,655	1,854	13,572	3,411
Interest income	(2,572)	(167)	(5,247)	(291)
Gain on derivative financial instruments	(904)	—	(904)	—

Income before income taxes and minority interest	3,028	3,519	9,186	7,716
Provision for income taxes	202	558	622	555

Income before minority interest	2,826	2,961	8,564	7,161
Minority interest in Joint Venture income	(418)	—	(407)	—

Net income	$2,408	$2,961	$8,157	$7,161

Distribution declared per unit in respect of the period	$0.45	$0.45	$0.90	$0.90
Total vessel days	910	840	1,810	1,650
Days worked	896	782	1,789	1,572
Drydocking days	6	52	6	52
Net utilization	98%	93%	99%	95%
Average time charter equivalent rate	$41,193	$38,276	$39,997	$37,936

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

          Voyage Revenue.  Voyage revenue was $45.6 million for the three months ended June 30, 2007, an increase of $7.8 million, or 21%, as compared to $37.8 million for the three months ended June 30, 2006, due primarily to increases in time charter equivalent rates and days worked, which together added approximately $4.9 million in revenues. The addition of the Sea Venture, which was placed in service in June 2006, contributed an additional $2.9 million in revenues during the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.  The revenue increases were partially driven by increased fuel escalation provision charges.  Contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices.  Fuel escalation provision charges were $2.6 million for the three months ended June 30, 2007 compared to $2.2 million for the three months ended June 30, 2006.  We did not receive any revenue from the ATB Freeport during the quarter, as it was placed in service in July 2007.

          Vessel Operating Expenses.  Vessel operating expenses were $17.4 million for the three months ended June 30, 2007, an increase of $3.0 million, or 21%, as compared to $14.4 million for the three months ended June 30, 2006.  The addition of the Sea Venture and the ATB Freeport accounted for additional operating expenses of $1.0 million and $0.9 million, respectively, while increases in crew wages and benefits contributed an additional $0.6 million and increases in and maintenance and repairs also contributed an additional $0.6 million.    As a percentage of revenue, vessel operating expenses were 38.2% for the three months ended June 30, 2007 compared to 38.0% for the three months ended June 30, 2006.

          Voyage Expenses.  Voyage expenses were $8.7 million for the three months ended June 30, 2007, an increase of $0.9 million, or 11%, as compared to $7.9 million for the three months ended June 30, 2006.  The increase was due primarily to the addition of the Sea Venture, which contributed $0.6 million.  In addition, the remaining $0.3 million increase is due to increased fuel costs and port charges, offset by the Houston no longer trading in the spot market and beginning a long-term time charter in mid 2006.  Under a time charter, the charterer is responsible for such voyage expenses.

          General and Administrative Expenses.  General and administrative expenses were $4.2 million for the three months ended June 30, 2007, an increase of $1.0 million, or 34%, as compared to $3.2 million for the three months ended June 30, 2006.  This increase is primarily attributable to an increase in personnel and the use of professional firms incurred primarily to manage our growth, including the construction of the tankers and ATBs.

          Depreciation and Amortization.  Depreciation and amortization was $9.1 million for the three months ended June 30, 2007, an increase of $1.9 million, or 26%, compared to $7.2 million for the three months ended June 30, 2006.  Approximately $0.7 million of the increase is attributable to the addition of the Sea Venture, which was acquired for $4.1 million in November 2005 and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and an increase of $1.2 million is attributable to the amortization of drydocking expenditures, which fluctuates based upon the timing and schedule of the drydockings.

          Interest Expense.  Interest expense was $6.7 million for the three months ended June 30, 2007, an increase of $4.8 million, compared to $1.9 million for the three months ended June 30, 2006.  The increase is attributable to a higher average outstanding debt balance during the second quarter of 2007 coupled with an increase in interest rates and amortization of debt financing fees.  Interest expense for the three months ended June 30, 2007 and 2006 does not include capitalized interest of $5.2 million and $0.8 million, respectively.  The average effective interest rate for the three months ended June 30, 2007 was approximately 10% compared to approximately 7% for the three months ended June 30, 2006.

          Interest Income.  Interest income, consisting of interest earned on our invested balances, was $2.6 million for the three months ended June 30, 2007, an increase of $2.4 million, compared to $0.2 million for the three months ended June 30, 2006.  The increase relates to our restricted cash accounts.  The restricted cash accounts consist of two escrow accounts which were established as part of our 2006 debt and equity financings to fund the construction of at least three new ATBs and our remaining committed equity contributions to the Joint Venture.  Interest income will decrease as funds in these escrow accounts are used to fund the construction of the three new ATBs and our equity contributions to the Joint Venture.  During the three months ended June 30, 2007, we had an average of approximately $192.2 million in the two escrow accounts.  We currently anticipate that we will use approximately $127.3 million of the escrowed amounts during the twelve months ending June 30, 2008.

          Gain on Derivative Financial Instruments.  We recorded a gain of $0.2 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series.  Ordinarily, when realized, the gain or loss on the foreign currency forward contracts will be applied to the cost of the owner-furnished items that the payment related to.  However, in May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract.  Therefore, the gain could not be applied to the cost of the item, and is recorded as a gain on derivative financial instruments.  Additionally, the Joint Venture recorded a gain of $0.7 million in connection with the interest rate cap it had entered into in April 2007.

          Provision for Income Taxes.  We are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our members for inclusion in their respective income tax returns.  Chemical Pioneer Inc., our corporate subsidiary, is subject to federal, state and local income taxes.  The provision for income taxes for the three months ended June 30, 2007 was $0.2 million, compared to $0.6 million for the three months ended June 30, 2006.  The decrease is attributable to a decrease in the pre-tax operating income at our corporate subsidiary in the quarter, due primarily to increased expenditures as compared to the quarter ended June 30, 2006.  The increased expenditures related to the vessel operating expenses for the ATB Freeport that were incurred in connection with the completion of construction and testing of the vessel during the second quarter of 2007; because the ATB Freeport was not placed in service until the third quarter of 2007, we received no revenues from the vessel during the second quarter of 2007.

          Minority Interest in Joint Venture Income.  For the three months ended June 30, 2007, we recorded minority interest in Joint Venture income of $0.4 million relating to the 60% of the Joint Venture owned by third parties.

          Net Income.  The net income for the three months ended June 30, 2007 was $2.4 million, a decrease of $0.6 million, compared to net income of $3.0 million for the three months ended June 30, 2006.  An increase in operating income of $1.0 million combined with an increase in interest income of $2.4 million and a gain on derivative financial instruments of $0.9 million were offset by an increase in interest expense of $4.8 million, which was the primary reasons for the decrease in net income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

          Voyage Revenue.  Voyage revenue was $87.7 million for the six months ended June 30, 2007, an increase of $12.9 million, or 17%, as compared to $74.8 million for the six months ended June 30, 2006 due primarily to the addition of the Sea Venture, which was placed in service in June 2006 and contributed approximately $7.1 million in revenues during the six months ended June 30, 2007 compared to $0.7 million in revenues during the six months ended June 30, 2006.  Additionally, an increase in time charter equivalent rates on the remaining fleet and an increase in the days worked together added approximately $6.5 million of revenue.  Time charter equivalent rates were positively impacted by stronger spot market rates during the middle months of the six month period.  The revenue increases were minimally affected by fuel escalation provision charges.  Contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices.  Fuel escalation provision charges were $4.3 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006.

          Vessel Operating Expenses.  Vessel operating expenses were $32.3 million for the six months ended June 30, 2007, an increase of $4.4 million, or 16%, as compared to $28.0 million for the six months ended June 30, 2006.  The addition of the Sea Venture and the ATB Freeport accounted for additional operating expenses of $2.3 million and $0.9 million, respectively, while increases in crew wages and benefits contributed an additional $1.0 million.  As a percentage of revenue, vessel operating expenses decreased to 36.9% for the six months ended June 30, 2007 from 37.4% for the six months ended June 30, 2006.

          Voyage Expenses.  Voyage expenses were $16.1 million for the six months ended June 30, 2007, an increase of $0.9 million, or 6%, as compared to $15.2 million for the six months ended June 30, 2006.  The increase was due primarily to the addition of the Sea Venture, which contributed $1.4 million. In addition, the remaining $0.5 million decrease is due to increased fuel costs and port charges, offset by the Houston no longer trading in the spot market and beginning a long-term time charter in mid 2006.  Under a time charter, the charterer is responsible for such voyage expenses.

          General and Administrative Expenses.  General and administrative expenses were $8.0 million for the six months ended June 30, 2007, an increase of $2.0 million, or 33%, as compared to $6.0 million for the six months ended June 30, 2006.  This increase is primarily attributable to an increase in personnel and the use of professional firms incurred primarily to manage our growth, including the construction of the tankers and ATBs.

          Depreciation and Amortization.  Depreciation and amortization was $18.1 million for the six months ended June 30, 2007, an increase of $3.3 million, or 22%, compared to $14.8 million for the six months ended June 30, 2006.  Approximately $1.8 million of the increase is attributable to the addition of the Sea Venture, which was acquired for $4.1 million in November 2005 and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and an increase of $1.5 million is attributable to the amortization of drydocking expenditures, which fluctuates based upon the timing and schedule of the drydockings.

          Other Expense (Income).  In connection with the settlement of a contract of affreightment, we recorded approximately $3.5 million in other income during the six months ended June 30, 2007.  We reached a settlement with a major oil and chemical customer to terminate a contract of affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold.  As a result, we received $3.5 million from the customer in exchange for releasing the customer from its future obligations under the contract of affreightment.  Simultaneously, a new three year contract of affreightment at market rates with reduced volumes was agreed upon in principle with the same customer.

          Interest Expense.  Interest expense was $13.6 million for the six months ended June 30, 2007, an increase of $10.2 million, compared to $3.4 million for the six months ended June 30, 2006.  The increase is attributable to a higher average outstanding debt balance during the first six months of 2007 as compared to the first six months of 2006, coupled with an increase in interest rates and amortization of debt financing fees.  Interest expense for the six months ended June 30, 2007 and 2006 does not include capitalized interest of $9.7 million and $1.3 million, respectively.  The average effective interest rate for the six months ended June 30, 2007 was approximately 10% compared to approximately 6% for the six months ended June 30, 2006.

          Interest Income.  Interest income, consisting of interest earned on our invested balances, was $5.2 million for the six months ended June 30, 2007, an increase of $4.9 million, compared to $0.3 million for the six months ended June 30, 2006.  The increase relates to our restricted cash accounts.  The restricted cash accounts consist of two escrow accounts which were established as part of our 2006 debt and equity financings to fund the construction of at least three new ATBs and our remaining committed equity contributions to the Joint Venture.  Interest income will decrease as funds in these escrow accounts are used to fund the construction of the three new ATBs and our equity contributions to the Joint Venture.  During the six months ended June 30, 2007, we had an average of approximately $200.0 million in the two escrow accounts.  We currently anticipate that we will use approximately $127.3 million of the escrowed amounts during the twelve months ending June 30, 2008.

          Gain on Derivative Financial Instruments. We recorded a gain of $0.2 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series.  Ordinarily, when realized, the gain or loss on the foreign currency forward contracts will be applied to the cost of the owner-furnished items that the payment related to.  However, in May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract. Therefore, the gain could not be applied to the cost of the item, and is recorded as a gain on derivative financial instruments.  Additionally, the Joint Venture recorded a gain of $0.7 million in connection with the interest rate cap it had entered into in April 2007.

          Provision for Income Taxes.  We are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our members for inclusion in their respective income tax returns.  Chemical Pioneer Inc., our corporate subsidiary, is subject to federal, state and local income taxes.  The provision for income taxes for each of the six months ended June 30, 2007 and 2006 was $0.6 million.  Increased revenues and lower expenses in the first quarter of 2007 compared to the first quarter of 2006 were offset by higher expenditures in the second quarter of 2007 as compared to the second quarter of 2006.  The increased expenditures related to the vessel operating expenses for the ATB Freeport that were incurred in connection with the completion of construction and testing of the vessel during the second quarter of 2007; because the ATB Freeport was not placed in service until the third quarter of 2007, we received no revenues from the vessel during the second quarter of 2007.

          Minority Interest in Joint Venture Income.  For the six months ended June 30, 2007, we recorded minority interest in Joint Venture income of $0.4 million, relating to the 60% of the Joint Venture owned by third parties.

          Net Income.  The net income for the six months ended June 30, 2007 was $8.2 million, an increase of $1.0 million, compared to net income of $7.2 million for the six months ended June 30, 2006.  An increase in operating income of $5.8 million, resulting in large part from the $3.5 million contract settlement, combined with an increase in interest income of $4.9 million and the gain on derivative financial instruments of $0.9 million, partially offset by an increase in interest expense of $10.2 million, were the primary reasons for the increase in net income.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $19.2 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $12.6 million for the six months ended June 30, 2006.  The increase in operating cash flows of $6.6 million in the six months ended June 30, 2007 compared to the same period in 2006 is primarily the result of a decrease in the expenditures for drydockings of $11.3 million coupled with an increase in non-cash items of $4.5 million and an increase in net income of $1.0 million offset by the change in the fluctuation in operating assets and liabilities of $9.3 million and an adjustment for the gain on derivative financial instruments of $0.9 million.  Of the gain on derivative financial instruments, $0.7 million is a non-cash gain recorded by the Joint Venture and $0.2 million, related to our foreign currency forward contract, is classified as an investing activity.

          The change in the fluctuation of operating assets and liabilities was primarily affected by an increased use of cash to fund increases in accounts receivable and other assets and  reductions in accounts payable, accrued expenses and other liabilities.  Capitalized drydocking expenditures decreased due to the timing of scheduled drydockings.  We currently have one drydock in progress and one scheduled for the fourth quarter of 2007.

          Non-cash items in the six months ended June 30, 2007 were affected primarily by an increase in depreciation and amortization of $3.6 million.  Depreciation and amortization increased due to the addition of the Sea Venture, which was placed in service in June 2006, the additional drydockings that are being amortized and the additional amortization of the deferred financing fees incurred in connection with the financing transactions in August 2006.  Other non-cash items relate to the increase in the provision for accounts receivable and the amortization of deferred equity compensation in connection with the restricted units issued in the second quarter.

Investing Cash Flows

          Net cash used in investing activities totaled $36.4 million for the six months ended June 30, 2007, an increase of $23.0 million, compared to $13.4 million for the six months ended June 30, 2006.  In the six months ended June 30, 2007, we made $49.8 million of payments toward the construction of the ATBs and the Joint Venture made $10.7 million of payments toward the construction of tankers.  Of this $60.5 million, $26.3 million was obtained from the restricted cash accounts and the balance was obtained through financing activities. Additionally, in the six months ended June 30, 2007, the Joint Venture purchased a $100.0 million nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees.  During the six months ended June 30, 2006, we made payments toward the construction of the ATBs of $29.4 million and paid $5.0 million to secure a shipyard slot for the construction of the new product tankers.  These expenditures were offset by a $21.0 million payment received from SENESCO, the original contractor for our first ATB, in connection with a settlement agreement.

          The amounts received from or paid to Hess pursuant to the Hess Support Agreement are not recognized as revenue or expense but are deferred for accounting purposes and will be reflected as an adjustment to the purchase price of the ITBs purchased from Hess at the end of the Hess Support Agreement in September 2007.  Pending such adjustment, they are included in cash flows from investing activities as advances from (payments to) Hess.  If the rate for an ITB exceeds the support rate set forth in the Support Agreement, we must pay the excess to Hess to reimburse Hess for any payments made to us by Hess under the Support Agreement.  Once Hess has been fully reimbursed for all payments made under the Support Agreement, we must pay Hess 50% of any remaining excess.  Payments to Hess, net of payments received from Hess, under the Support Agreement were $0.5 million for the six months ended June 30, 2007.  Advances from Hess, net of payments to Hess, under the Support Agreement were $0.3 million for the six months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, five ITBs were covered by the Support Agreement.  One ITB is under contract with Hess at a charter rate less than the support rate.  This vessel will be covered by the Support Agreement upon any termination of that contract.  We had a payable to Hess, net of a receivable from Hess, under the Support Agreement of $2,512 at June 30, 2007.

Financing Cash Flows

          Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2007, an increase of $5.5 million, compared to net cash provided by financing activities of $11.4 million for the six months ended June 30, 2006.  In the six months ended June 30, 2007, we borrowed $25.0 million under our delayed draw term loan and made scheduled repayments of $1.4 million.  The Joint Venture received $4.5 million from the Joint Venture Investors and borrowed $5.5 million under its revolving credit facility.  Additionally, in the six months ended June 30, 2007, we paid distributions of $16.7 million.  In the six months ended June 30, 2006, we had revolving borrowings of $25.0 million which were offset by scheduled debt repayments of $0.9 million and distributions of $12.7 million.

Credit Facility

          On July 19, 2007, we amended certain financial covenants in our senior credit facility, effective June 29, 2007, to eliminate the projected financial covenant compliance issues that were noted in our Form 10-Q for the fiscal quarter ended March 31, 2007.  The primary changes were to increase the amount of ATB Freeport construction expenditures excluded from the calculation of certain covenants and to increase the leverage ratio covenants for the fourth quarter of 2007 and 2008.

Payments of Distributions

          On August 1, 2007, the Board of Directors of our general partner declared our regular cash distribution for the second quarter of 2007 of $0.45 per unit.  The distribution will be paid on all common, subordinated and general partner units on August 15, 2007 to all unitholders of record on August 10, 2007.  The aggregate amount of the distribution will be $8.4 million.

          The Board of Directors of our general partner also declared quarterly distributions to unitholders of $0.45 per unit in respect to each of the quarters ended March 31, 2007 and December 31, 2006 to unitholders of record on May 11, 2007 and February 12, 2007, respectively.  These distributions were paid on May 15, 2007 and February 15, 2007, respectively.

Ongoing Capital Expenditures

           Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program. However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 10 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition and results of operations. Even if the U.S. Coast Guard allows us to continue in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional seven days each time a survey is conducted. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          The Baltimore and the Philadelphia are scheduled for drydock in 2007 at a total estimated cost of $12.0 million.  The Baltimore was in drydock at June 30, 2007 and the Philadelphia is scheduled to enter drydock in September 2007.  During 2006, the parcel tankers, Charleston, Chemical Pioneer and Sea Venture and the ITBs Groton and Mobile were placed in drydock. The Charleston drydock was completed in July at a cost of $5.1 million, the Chemical Pioneer drydock was completed in December at a cost of $5.5 million and the initial Sea Venture drydock was completed in June at a cost of $9.9 million.  The Sea Venture drydock was an extensive drydocking that brought the vessel to our operational standards followings its acquisition.  The ITB Groton was completed in August at a cost of $5.2 million and the ITB Mobile was completed in December at a cost of $5.1 million.  For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel.  While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days.  If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 10-20 days and will cost approximately $1.0 million to $2.0 million.  At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors as well as the availability of shipyards to perform the drydock.  In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

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

          The following table summarizes total maintenance capital expenditures, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Six Months Ended June 30,

	2007	2006

Maintenance capital expenditures	$1,154	$12,484
Expansion capital expenditures - ATBs	53,573	10,260
Expansion capital expenditures - Tankers	13,586	—

Total capital expenditures	$68,313	$22,744

          We are currently conducting a study to assess strategic alternatives so that our ITBs may continue trading past their current OPA 90 lives, including retrofitting the ITBs with an internal double hull, repurposing the ITBs to carry products other than petroleum products, or a combination of the two.  We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012 to 2014.  We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date – likely concurrent with a regularly scheduled drydock – if we believe market conditions to be favorable.  We have received approval from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification.  Although this approval and similar approvals given to competitors by the United States Coast Guard are being challenged in the courts, we believe such approvals will be upheld.  It is our understanding that a competitor has completed the retrofit of one vessel and begun retrofitting a second vessel based upon such approvals received from the United States Coast Guard.  We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard.  This estimate is subject to fluctuation as a result of changes in either currency exchange rates or raw materials costs.  If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock and it will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher.  The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels.  We have also begun discussions with various customers to possibly repurpose one or more ITBs to carry non-petroleum products.  The cost of such repurposing will vary depending on the ultimate cargo type the ITB will be modified to carry.  Preliminary estimates are that such repurposing, which we expect would occur in conjunction with a regularly scheduled drydock, would add approximately $5.0 million to $7.0 million of cost and add approximately 30 to 45 days of off-hire time for the vessel.  The cost of repurposing or retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

Liquidity Needs

          Our primary short-term liquidity needs are to make scheduled debt and interest payments, pay our quarterly distributions, make progress payments related to our new build ATB units under construction, to fund construction costs of tankers, and to fund general working capital requirements and drydocking expenditures.  Our long-term liquidity needs are primarily associated with expansion and other maintenance capital expenditures.  Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units and tankers currently under construction.  Maintenance capital expenditures include drydocking expenditures and the cost of bringing our vessels into compliance with OPA 90.  Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our amended and restated credit facility.  Our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings.  Our liquidity was adversely affected by the cost overruns on the ATB Freeport.  Accordingly, we are continuing to examine our capital structure with the goal of increasing liquidity to conduct our business.

Contractual Commitments and Contingencies

          In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity.  However, we have the option to cancel one barge prior to August 15, 2007.  If the cancellation option is exercised, we will forfeit all amounts previously paid for this barge (which aggregate $3.8 million), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1.2 million).  In 2006, we also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units.  The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by January 15, 2008.  The total construction cost anticipated for these new ATB units is approximately $65.0 million to $66.0 million per unit (subject to change orders and modifications), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest.  The capitalized interest as of June 30, 2007 relating to this series of ATBs is $3.9 million.  We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, November 2009.  As of June 30, 2007, we have made payments totaling approximately $51.2 million related to these new builds.  As of June 30, 2007, we had in escrow approximately $137.1 million, which is the amount we estimate it will cost to complete construction of the first three of these ATBs.

          Our collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of our other seagoing personnel, expired in the second quarter of 2007.  We have been operating under the terms of the expired collective bargaining agreements while we negotiate with the unions.  Based on collective bargaining agreements these unions have reached with some of our competitors, we expect that our vessel personnel costs will increase over the current costs.  There can be no assurance that we will be able to reach an acceptable agreement with the unions or that the unions will not strike.  Any increase in personnel costs could, and any strike by union personnel would, have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

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

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS No. 157”) effective for fiscal years beginning after November 15, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  We are currently reviewing the impact of this pronouncement upon its adoption.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS No. 159”) effective as of the beginning of fiscal years beginning after November 15, 2007.  FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Under FAS No. 159 the fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
2.	Is irrevocable (unless a new election date occurs)
3.	Is applied only to entire instruments and not to portions of instruments.

          We are currently reviewing the impact of this pronouncement upon its adoption.

Related Party Transactions

          Hess Support

          Hess is one of our significant customers.  Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended June 30, 2007 and 2006 were $3.2 million and $3.2 million, respectively.  For the six months ended June 30, 2007 and 2006, voyage revenues from Hess were $8.6 million and $6.3 million, respectively.  We had a payable to Hess under the Support Agreement, net of a receivable under the Support Agreement, of $2.5 million at June 30, 2007, and a receivable from Hess under the Support Agreement of $0.1 million at December 31, 2006.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by our general partner.  These amounts are reimbursable by us pursuant to the partnership agreement.  Reimbursable amounts expensed by us were $14.0 million and $11.7 million, respectively, for the three months ended June 30, 2007 and 2006 and $26.7 million and $22.3 million, respectively, for the six months ended June 30, 2007 and 2006.

          New York Office

          On September 23, 2005, we entered into a ten-year lease for office space for our New York City office.  We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer.  The affiliated companies pay their portion of the rent in advance of our making the rental payment.  We have provided a letter of credit totaling $0.2 million to secure final payments of the lease commitment.  We have been reimbursed 75% of the cost of providing the letter of credit and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.  For the three months ended June 30, 2007 and 2006, we paid $103,000 and $66,000, respectively, in connection with the lease and received $94,000 and $49,000, respectively, from our related parties.  For the six months ended June 30, 2007 and 2006, we paid $205,000 and $66,000, respectively, in connection with the lease and received $162,000 and $49,000, respectively, from our related parties.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances.  The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, our general partner.  Certain members of our management are expected to devote significant time to the management and operation of the Joint Venture.  For the three and six months ended June 30, 2007, we recorded $45,000 and $62,000, respectively, in income related to this management agreement; however this amount was eliminated in consolidation.

          The Blackstone Group and Other Parties (the “Joint Venture Investors”)

          As a result of the formation of the Joint Venture, we consider the Joint Venture Investors to be related parties.  For the three and six months ended June 30, 2007, the Joint Venture paid interest on the Revolver totaling $1.3 million and $2.5 million, respectively, to the Joint Venture Investors.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates.  We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility.  Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness.  Based on our average variable interest rate debt outstanding during the six months ended June 30, 2007, a 1% change in our variable interest rates would have increased our interest expense by $0.5 million for the six months ended June 30, 2007, after taking into effect the interest rate swap agreements we had in effect as described below.

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

          We had two interest rate swap agreements as of June 30, 2007.  The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of June 30, 2007 the fair market values of our two interest rate swaps were $0.1 million and $2.1 million, respectively.

          The following is a summary of the economic terms of these agreements at June 30, 2007 ($ in thousands):

Notional amount	$123,750
Fixed rate paid	5.355%
Variable rate received	5.360%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	$133

Notional amount	$99,000
Fixed rate paid	4.890%
Variable rate received	5.360%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	$2,080

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million.  To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro.  As of June 30, 2007 the fair value of the foreign currency hedge was approximately $0.7 million.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed; however there is an escalator clause related to the price of steel and certain other equipment.  The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape.  The impact of an increase in steel prices of $100/ton would increase the cost of construction by $0.4 million per vessel.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees.  This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon.  Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel.  Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate.  The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into and the anticipated sale date of such combined vessel and chartering contract.  The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, as amended.  The fair market value of the interest rate cap at June 30, 2007 was $2.7 million and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets.  Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at June 30, 2007 ($ in thousands):

Notional amount	$100,000
Interest rate cap	6.0%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$2,655

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following information updates the risk factors set forth in Item 1A. of our Form 10-K for the year ended December 31, 2006, as amended as set forth in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007:

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States.  However, with the recently announced newbuilding programs, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term.  As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase.

          In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels.  The availability of additional capacity could adversely affect the charter rates that we can obtain.  Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits.  Accordingly, we expect that our ITBs will derive a greater percentage of their revenue in the spot market, rather than from long-term charters, over the next several years.  Under the Hess Support Agreement, our vessels operating in the spot market were provided minimum prices regardless of rates in the spot market; however, the Support Agreement expires in September 2007 and at that time our operations will be affected by prices we can obtain in the spot market.  With respect to our four ITBs currently operating under long-term charters, charters for three of the ITBs, which account for 100% of their usable capacity, expire by the end of 2007 and we cannot assure you that we will be able to obtain long-term charters for these vessels in 2008 and thereafter.  To the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, the Partnership’s cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, and our ability to pay principal of, and interest on, our debt.  In addition, the announced or other newbuilding programs may make the retrofitting of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel.

          Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”).  However, with the expiration of the Hess Support Agreement in September 2007, the increased competition for long-term charters from newer vessels, lower rates in the spot market due to an increasing supply of vessels, higher operating expenses of, and less demand for, our ITBs due to their age, and increased vessel crew expenses, we expect the operating income and EBITDA provided by our ITBs will decrease in the next several years.

          Our collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of our other seagoing personnel, expired in the second quarter of 2007.  We have been operating under the terms of the expired collective bargaining agreements while we negotiate with the unions.  Based on collective bargaining agreements these unions have reached with some of our competitors, we expect that our vessel personnel costs will increase over the current costs.  There can be no assurance that we will be able to reach an acceptable agreement with the unions or that the unions will not strike.  Any increase in personnel costs could, and any strike by union personnel would, have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

          Both domestic and international regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years.  To date our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock.  We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program.  However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically.  If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 10 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million.  This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition and results of operations.  This could also adversely impact our cash available to pay cash distributions and to pay interest on, and principal of, our indebtedness.  Even if the Coast Guard allows us to continue in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and therefore not earning any revenue, for an additional seven days each time a survey is conducted.

          As is customary in newbuilding situations for the first of a series of vessels, there are a few documentation related items for the ATB Freeport that we need to address in the next month. These items do not affect our current ability to operate the ATB Freeport in our chemical service, and we do not anticipate any problem in satisfactorily addressing these items within the required time frames.  However, if we are unable to satisfactorily address these items within the required time frames, the U.S. Coast Guard will have the right to stop us from operating the ATB Freeport until these items are satisfactorily addressed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On April 2, 2007, we issued to each of Messrs. Ganz, Kearns, Luterman and O’Kelley 2,000 restricted common units under our Long-Term Incentive Plan. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007 and July 1, 2007 and will vest as to an additional 500 units on each of October 1, 2007 and January 1, 2008.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1

Third Amendment dated as of June 29, 2007, to Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC,  USS M/V Houston LLC,  USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers,  and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, and KeyBank National Association, as the Collateral Agent.

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

Date: August 9, 2007

U.S. SHIPPING PARTNERS L.P.

	By:	US Shipping General Partner LLC,
its general partner

	by:	/s/ Paul B. Gridley

Chairman, Chief Executive Officer
(principal executive officer)

	by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)