Form 10-Q
period 2007-09-30
U.S. Shipping Partners L.P.
filed 2007-11-09
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

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

The number of the registrant’s common units outstanding as of October 31, 2007 was 11,341,548 (including 8,000 restricted common units). At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2007 and 2006	2

	Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the nine-month period ended September 30, 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007 and 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	38

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(in thousands)

	September 30, 2007	December 31, 2006

Assets
Current assets
Cash and equivalents	$15,248	$2,686
Current portion of restricted cash and equivalents	125,598	80,588
Accounts receivable, net	11,499	10,520
Prepaid expenses and other current assets	8,744	5,604

Total current assets	161,089	99,398
Restricted cash and equivalents, net of current portion	29,587	130,359
Vessels and equipment, net	437,763	349,897
Deferred financing costs, net	20,118	23,098
Other assets	5,043	2,672

Total assets	$653,600	$605,424

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$2,560
Accounts payable	10,641	11,677
Due to affiliates	4,023	1,840
Deferred revenue	—	1,178
Accrued expenses and other liabilities	21,215	18,402

Total current liabilities	38,979	35,657
Long-term debt, net of current portion	434,096	368,482
Advances from Hess, net	—	11,866
Deferred income taxes	2,124	2,681
Other liabilities	4,546	2,080

Total liabilities	479,745	420,766

Minority interest in Joint Venture	27,382	17,581

Commitments and contingencies (Note 15)

Partners’ Capital
Partners’ capital	148,960	167,823
Accumulated other comprehensive loss	(2,487)	(746)

Total partners’ capital	146,473	167,077

Total liabilities and partners’ capital	$653,600	$605,424

               The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues	$45,559	$38,503	$133,262	$113,341

Operating expenses
Vessel operating expenses	16,762	16,501	49,087	44,461
Voyage expenses	11,360	5,962	27,509	21,153
General and administrative expenses	3,687	3,722	11,693	9,724
Depreciation and amortization	9,831	8,185	27,933	23,034
Other expense (income)	—	—	(3,486)	—

Total operating expenses, net	41,640	34,370	112,736	98,372

Operating income	3,919	4,133	20,526	14,969
Interest expense	8,848	5,650	22,420	9,061
Interest income	(2,471)	(2,046)	(7,718)	(2,337)
Loss on debt extinguishment	—	2,451	—	2,451
Loss (gain) on derivative financial instruments	235	(1,913)	(669)	(1,913)

(Loss) income before income taxes and minority interest	(2,693)	(9)	6,493	7,707
(Benefit) provision for income taxes	(364)	653	258	1,208

(Loss) income before minority interest	(2,329)	(662)	6,235	6,499
Minority interest in Joint Venture loss (income)	351	301	(56)	301

Net (loss) income	(1,978)	(361)	6,179	6,800

Other comprehensive income (loss)
Fair market value adjustment for derivatives	(5,422)	(5,028)	(1,741)	(3,404)

Comprehensive (loss) income	$(7,400)	$(5,389)	$4,438	$3,396

General partner’s interest in net (loss) income	$(40)	$(7)	$124	$136

Limited partners’ interest in:
Net (loss) income	$(1,938)	$(354)	$6,055	$6,664
Net (loss) income per unit - basic	$(0.11)	$(0.02)	$0.33	$0.45
Net (loss) income per unit - diluted	$(0.11)	$(0.02)	$0.33	$0.45
Weighted average units outstanding - basic	18,234	16,450	18,234	14,693
Weighted average units outstanding - diluted	18,234	16,450	18,235	14,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Nine Months Ended September 30, 2007
(in thousands)

	Partners’ Capital

	Limited Partners								Accumulated
								Deferred	Other
	Common		Class B		Subordinated		General	Equity	Comprehensive
	Units	$	Units	$	Units	$	Partner	Compensation	Loss	Total

Balance at December 31, 2006	8,210	$126,853	3,123	$48,181	6,900	$(8,301)	$1,090	$—	$(746)	$167,077

Conversion of Class B Units into Common Units	3,123	48,181	(3,123)	(48,181)	—	—	—	—	—	—

Restricted Units	8	151	—	—	—	—	—	(151)	—	—

Net income	—	3,764	—	—	—	2,292	123	—	—	6,179

Amortization of deferred equity compensation	—	—	—	—	—	—	—	74	—	74

Fair market value adjustment for derivatives	—	—	—	—	—	—	—	—	(1,741)	(1,741)

Cash distributions	—	(15,298)	—	—	—	(9,315)	(503)	—	—	(25,116)

Balance at September 30, 2007	11,341	$163,651	—	$—	6,900	$(15,324)	$710	$(77)	$(2,487)	$146,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities
Net income	$6,179	$6,800
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	29,188	23,801
Provision for accounts receivable	479	45
Deferred income taxes	(552)	(597)
Equity compensation	74	—
Minority interest in Joint Venture income (loss)	56	(301)
Gain on derivative financial instruments	(669)	(1,913)
Capitalized drydock costs	(9,696)	(25,373)
Loss on debt extinguishment	—	2,451
Changes in assets and liabilities:
Accounts receivable	(2,491)	(70)
Prepaid expenses and other current assets	(3,830)	(1,348)
Other assets	(95)	1,399
Accounts payable	1,466	7,797
Deferred revenue	(1,178)	2,372
Accrued expenses and other liabilities	94	6,398

Net cash provided by operating activities	19,025	21,461

Cash flows from investing activities
Change in restricted cash and equivalents, net	55,762	(226,909)
Cash received upon settlement of derivative financial instruments	173	—
Payments to Hess, net	(447)	(852)
Purchase of interest rate cap	(1,924)	—
Construction of vessels and equipment	(110,652)	(78,585)
Proceeds from Senesco settlement	—	21,000
Purchase of office furniture, equipment and other	—	(317)

Net cash used in investing activities	(57,088)	(285,663)

Cash flows from financing activities
Proceeds from borrowings	54,000	—
Proceeds from Joint Venture revolver borrowings	14,318	13,866
Contribution by minority interest equity investors in Joint Venture	9,745	27,574
Deferred financing costs	(158)	(24,546)
Repayment of debt	(2,164)	(128,662)
Proceeds from issuance of debt	—	350,000
Gross proceeds from issuance of common units	—	79,084
Proceeds from revolving borrowings	—	25,000
Repayment of revolving borrowings	—	(25,000)
Joint Venture equity offering expenses	—	(14,077)
Partnership equity offering expenses	—	(2,785)
Proceeds from hedge termination	—	1,913
Distributions to partners/members	(25,116)	(21,046)

Net cash provided by financing activities	50,625	281,321

Net increase in cash and cash equivalents	12,562	17,119
Cash and cash equivalents at beginning of period	2,686	10,000

Cash and cash equivalents at end of period	$15,248	$27,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1.	Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”). Additionally, the Partnership has contracted to construct four additional ATBs. The Partnership’s first ATB, the pusher tug Freeport and the parcel barge Chemical Transporter (together, the “ATB Freeport”), was delivered in June 2007 and entered service in July 2007. The four remaining ATBs are scheduled for delivery in August 2008, November 2008, August 2009 and August 2010, although the Partnership has the option to cancel the last ATB prior to January 15, 2008.

          The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. These tankers will modernize the fleet and expand the Partnership’s ability to serve the refined petroleum products market, currently served predominantly by the Partnership’s ITBs and the Houston. The ITBs are single hulled vessels, and are subject to phase-out requirements of the Oil Pollution Act of 1990 (“OPA 90”) over the next seven years. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the first quarter of 2009, with subsequent tankers delivered every four to eight months. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. The Partnership, which manages the Joint Venture, owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. However, due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes. The Partnership presents in its consolidated financial statements the debt of the Joint Venture, but the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $25,929 has already been made. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture loss (income)” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

          In the opinion of management, these financial statements reflect all adjustments necessary, consisting of normal recurring entries, for a fair statement of the financial results of such interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          Certain prior period amounts have been reclassified to conform with current reporting.

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

          Historically, the Partnership’s policy had been to account for income tax contingencies based on whether it determined its tax position to be ‘probable’ under current tax law of not being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, the Partnership previously considered all probable tax contingencies as current liabilities.

          As a result of the implementation of FIN 48, the Partnership recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Partnership had $391 of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At September 30, 2007, the Partnership had $668 of unrecognized tax benefits. At September 30, 2007 and January 1, 2007, the Partnership had approximately $82 and $42, respectively, of accrued interest and penalties related to uncertain tax positions. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

3.	New Accounting Pronouncements

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS No. 157”) effective for fiscal years beginning after November 15, 2007. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Partnership’s financial statements require the use of various fair value measurements and the Partnership is currently reviewing the impact of this pronouncement upon its adoption.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FAS No. 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Under FAS No. 159 the fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.

2.	Is irrevocable (unless a new election date occurs).

3.	Is applied only to entire instruments and not to portions of instruments.

          The Partnership is currently reviewing the impact of this pronouncement upon its adoption.

4.	Net Income per Unit

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

The units used for basic net income per unit and diluted net income per unit are reconciled below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006

Weighted average units outstanding for basic net income per unit	18,234	16,450	18,234	14,693

Dilutive effect of restricted units	—	—	1	—

Weighted average units outstanding for dilutive net income per unit	18,234	16,450	18,235	14,693

          Excluded from the calculation of dilutive net income per unit for the three months ended September 30, 2007 are 3,158 restricted units that, if included, would have an anti-dilutive effect.

5.	Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of September 30, 2007 and December 31, 2006, the ATB Escrow balance was $111,114 and $160,379, respectively, and the Joint Venture Escrow balance was $44,071 and $50,568, respectively. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents, with the remainder classified as noncurrent restricted cash and equivalents.

6.	Vessels and Equipment

          Vessels and equipment consist of the following:

	September 30, 2007	December 31, 2006

Vessels	$348,451	$257,688
Office furniture, equipment and other	448	448

	348,899	258,136
Less: Accumulated depreciation	100,791	83,339

	248,108	174,797
Construction-in-progress-ATB’s	82,234	101,908
Construction-in-progress-tankers	73,693	35,027
Capitalized drydock expenditures, net of amortization of $18,329 and $7,848	33,728	38,165

Total vessels and equipment, net	$437,763	$349,897

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from the transport of petroleum products as required by OPA 90, between 2012 and 2014; 10 years for the Chemical Pioneer, the Charleston and the Houston and 30 years for the ATB Freeport, based on their estimated useful lives. Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred. Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          At September 30, 2007, vessels include the ATB Freeport, which was placed in service in July 2007 at a total cost of $91,507 plus $7,824 of capitalized interest. At December 31, 2006, costs associated with the construction of the ATB Freeport of $57,953, plus capitalized interest of $4,108, were included in Construction-in-Progress-ATBs. Additionally, the total cost of the ITBs purchased from Hess was reduced by $8,568 during the current period. This represents the net amount received pursuant to the Support Agreement (See Note 9 for a complete description of the Support Agreement).

          The Partnership currently capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs (which would be reduced to 30 months if the Partnership is not allowed to participate in the UWILD Program discussed below), 60 months for the ATB and 30 months for the parcel tankers and the Houston. Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years. To date, the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The Partnership was recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program. However, the U.S. Coast Guard has advised the Partnership that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect the Partnership’s business, financial condition and results of operations. This could also adversely impact the cash available to pay cash distributions and to pay interest on, and principal of, the Partnership’s indebtedness. Even if the U.S. Coast Guard allows the ITBs to continue in the UWILD Program, the Partnership will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional seven days each time a survey is conducted. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and all of the proposed newbuild ATBs and product tankers qualify for the UWILD program.

          Capitalized drydock expenditures also include expenditures for drydocks in progress. At September 30, 2007, capitalized drydock expenditures include $5,701 for the Baltimore drydock and $622 for the Philadelphia drydock which were both in progress at September 30, 2007. The Baltimore drydock was scheduled to be completed in September 2007 at an estimated total cost of $5,800. However, due to damages sustained while in the shipyard after completing its drydocking during Hurricane Dean, the Baltimore did not return to service until October 2007. Costs to repair the Baltimore are substantially covered by insurance, with the exception of the insurance policy deductible of $125, which is the total loss recognized due to the damage sustained by the Baltimore for the three and nine months ended September 30, 2007. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. The Partnership has recorded approximately $2,475 at September 30, 2007 as a receivable for the insurance proceeds based upon the estimated repair costs. The recognition of the insurance proceeds are deferred and then recognized in income as an offset to the repair costs as they are incurred. The Partnership has recognized an expense of $125 for its insurance policy deductible in the three-month period ended September 30, 2007. The Philadelphia entered drydock in September 2007 and is expected to be completed in December 2007 at an estimated cost of $5,800. There were no drydocks in progress at December 31, 2006. Capitalized drydock expenditures of $1,747 and $5,398 were accrued at September 30, 2007 and December 31, 2006, respectively.

          Depreciation of vessels and equipment for the three-month periods ended September 30, 2007 and 2006 was $6,270 and $5,591, respectively. Amortization of drydocking expenditures was $3,562 and $2,594 for the three-month periods ended September 30, 2007 and 2006, respectively.

          Depreciation of vessels and equipment for the nine-month periods ended September 30, 2007 and 2006 was $17,452 and $16,618, respectively. Amortization of drydocking expenditures was $10,481 and $6,416 for the nine-month periods ended September 30, 2007 and 2006, respectively.

          At September 30, 2007 and December 31, 2006, “Construction-in-progress-ATBs” includes capitalized interest of $5,582 and $5,822, respectively, and accrued invoices of $2,181 and $5,104, respectively. At September 30, 2007 and December 31, 2006, “Construction-in-progress-tankers” of the Joint Venture includes capitalized interest of $8,945 and $2,984, respectively, and accrued invoices of $9,560 and $1,193, respectively.

          “Construction-in-progress-ATBs” at September 30, 2007 also includes $5,613 (including $492 of capitalized interest) for the Partnership’s fifth ATB, which the Partnership may cancel at anytime before January 15, 2008. In August, 2007, in consideration for the extension of the cancellation option for the barge portion, the Partnership agreed to an increase in the price of the fifth ATB, not to exceed $3,700, and an extension of the expected delivery date of the fifth ATB. The Partnership expects to purchase the fifth ATB, provided the prevailing economic and market conditions support the utilization and financing of the vessels, but, if the cancellation option is exercised, the Partnership will forfeit all amounts previously paid for the barge portion of this ATB (which aggregate $1,195), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,289). See Note 15,” Commitments and Contingencies” for a complete discussion of the ATB construction contract.

          On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for Products Investor, the Partnership’s Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the first quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. NASSCO’s previous request to accelerate the delivery of tankers six through nine remains outstanding and Product Carriers and the Joint Venture have until January 2, 2008 to respond to this acceleration request. The contract amendment also amended the dates for both liquidated damages for late delivery and incentive for early delivery. If Product Carriers and the Joint Venture do not agree to the acceleration of delivery of the tankers, then NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, the Partnership believes any such use of additional capacity should not affect the delivery dates of vessels six through nine.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. In the current period, the Partnership has not identified any changes in circumstances indicating that the carrying value of any of the Partnership’s vessels is not fully recoverable.

7.	Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings and are generally amortized using the effective interest method over the term of the loan. For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the variability in balances of outstanding borrowings. Unamortized deferred financing costs are written-off when debt is retired before the maturity date. Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility, for which it paid an amendment fee of $158. This fee is being amortized over the remaining term of the loan. For the three and nine months ended September 30, 2007, amortization expense of deferred financing costs of the Partnership (excluding those of the Joint Venture) were $433 and $1,256, respectively, and are included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $338 and $767 for the three and nine months ended September 30, 2006, respectively. A portion of such 2007 and 2006 amortization of deferred financing costs was included in construction-in-progress-ATBs as part of the interest capitalized by the Partnership. For the three and nine months ended September 30, 2007, deferred financing costs of $634 and $1,882 respectively, were amortized and included in construction-in-progress-tankers as part of the interest capitalized by the Joint Venture.

8.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	September 30, 2007	December 31, 2006

Construction of vessels	$12,489	$5,100
Interest	2,069	5,618
Insurance claims	1,973	1,570
Accrued fuel charges	514	2,008
Other	4,170	4,106

	$21,215	$18,402

9.	Amerada Hess (“Hess”) Support Agreement

On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates are less than the agreed charter rate. However, in the event that the charter rates the Partnership received on the ITBs were in excess of the Hess support rate, then the Partnership was obligated to pay such excess amounts to Hess until the Partnership had repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership was obligated to share 50% of any additional excess amount with Hess. The differences resulting from these rates were calculated on a monthly basis. The net amounts received or paid by the Partnership were considered contingent purchase price during the term of the Support Agreement. At the conclusion of the Support Agreement in September 2007, the net amount received was treated as a purchase price adjustment to the six ITBs acquired by the Partnership from Hess in September 2002.

          The cumulative net amount that was recorded as a reduction in the purchase price of the six ITBs was $8,568 upon the expiration of the Support Agreement in September 2007. This amount is subject to final accounting/reconciliation by Hess and the Partnership. The Partnership had a receivable from Hess under the Support Agreement of $115 at December 31, 2006 and liabilities due to Hess of $2,851 at September 30, 2007, which were paid in October 2007.

10.	Debt

          The Partnership’s outstanding debt consisted of the following:

	September 30, 2007	December 31, 2006

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (8.7% at September 30, 2007 and 8.9% at December 31, 2006)	$306,573	$254,735
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (9.7% at September 30, 2007 and 9.9% December 31, 2006)	30,623	16,307

Total	437,196	371,042
Less: Current portion of long-term debt	3,100	2,560

Long-term debt	$434,096	$368,482

At September 30, 2007 the Partnership’s debt maturities were as follows:

Year ended December 31,

2007 (remaining three months)	$775
2008	3,100
2009	3,100
2010	3,100
2011	33,723
2012	293,398
Thereafter	100,000

$437,196

          Capitalized interest for the three months ended September 30, 2007 and 2006 was $3,815 and $2,317, respectively. Capitalized interest for the nine months ended September 30, 2007 and 2006 was $13,543 and $3,615, respectively.

          Credit Facility Amendment

          Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility to eliminate certain projected financial covenant compliance issues. The primary changes were to increase the amount of ATB Freeport construction expenditures excluded from the calculation of certain covenants and to increase the leverage ratio covenants for the fourth quarter of 2007 and each of the four quarters of 2008.

11.	Hedging

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $3,168 at September 30, 2007 and a loss of $2,080 at December 31, 2006 and is reflected in other comprehensive income on the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a loss of $628 at September 30, 2007 and a gain of $520 at December 31, 2006, and is reflected in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. The fair market value of the foreign currency forward contracts at September 30, 2007 and December 31, 2006 was a gain of $1,177 and $814, respectively. The fair market value of the foreign currency forward contracts is included in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge. The gain or loss on the foreign currency forward contracts will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. However, in May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract. As a result, the portion of the foreign currency contract designated as a cash flow hedge of this payment, totaling $173, was no longer effective. Accordingly, this amount is recorded as a gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100,000 nine year interest rate cap effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and its chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended. The fair market value of the interest rate cap at September 30, 2007 was a receivable of $2,420 and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets. A decrease in the fair value of the instrument of $235 for the three months ended September 30, 2007 is recorded as a loss, and an increase in the fair value of the instrument of $496 for the nine months ended September 30, 2007 is recorded as a gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

12.	Partners’ Capital

          Class B Conversion

          On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of automatically converting the Partnership’s 3,123,205 class B units into 3,123,205 common units.

          Distributions

          On August 1, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the second quarter of 2007 of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on August 15, 2007 to all unitholders of record on August 10, 2007. The aggregate amount of the distribution was $8,372.

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

          Restricted Units / Deferred Equity Compensation

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007, July 1, 2007 and October 1, 2007 and will vest as to the remaining 500 units on January 1, 2008. The value of the restricted stock as determined on the date of issuance was $151. This amount was recorded as deferred equity compensation and is being amortized over the vesting period of the units. At September 30, 2007, deferred equity compensation was $77.

13.	Contract Settlement

          On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. The Partnership received $3,486 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment. The $3,486 is included in “Other Expense (Income)” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Simultaneously, a new three year Contract of Affreightment at market rates with reduced volumes was agreed upon in principle with the same customer.

14.	Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for each of the three months ended September 30, 2007 and 2006 were $3,220. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the nine months ended September 30, 2007 and 2006 were $11,786 and $9,555, respectively. The Partnership had a payable to Hess under the Support Agreement of $2,851 at September 30, 2007 and a receivable from Hess under the Support Agreement of $115 at December 31, 2006. See Note 9. Amerada Hess (“Hess”) Support Agreement for further discussion regarding the Support Agreement.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $13,743 and $11,726, respectively, for the three months ended September 30, 2007 and 2006. Reimbursable amounts expensed by the Partnership were $40,451 and $34,072, respectively, for the nine months ended September 30, 2007 and 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership. The affiliated companies pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the three months ended September 30, 2007 and 2006, the Partnership paid $104 and $99, respectively, in connection with the lease and received $78 and $74, respectively, from its related parties. For the nine months ended September, 2007 and 2006, the Partnership paid $343 and $165, respectively, in connection with the lease and received $257 and $123, respectively, from its related parties.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture. For the three and nine months ended September 30, 2007, the Partnership recorded $119 and $180, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

          The Blackstone Group and Other Parties (the “Joint Venture Investors”)

          As a result of the formation of the Joint Venture on August 7, 2006, the Partnership considers the Joint Venture Investors to be related parties. For the three and nine months ended September 30, 2007, the Joint Venture paid interest on the Revolver totaling $1,572 and $4,026, respectively, to the Joint Venture Investors. For the three and nine months ended September 30, 2006, the Joint Venture paid interest on the Revolver totaling $663 to the Joint Venture Investors.

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

          ATB Commitments

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, the Partnership has the option to cancel the fourth barge prior to January 15, 2008 (the “Cancellation Option”). In connection with extending the Cancellation Option, the Partnership agreed to extend the delivery date to August 2010 (and later under certain circumstances) and to increase the cost of the vessel, depending on the final delivery date. If the delivery date is not extended past December 31, 2010, the maximum amount of additional cost (excluding certain price escalators) would be approximately $3,700. The Partnership estimates the total cost for this ATB will be approximately $71,500 (subject to modifications, changes in the cost of steel and the actual delivery date). If the Cancellation Option is exercised, the Partnership will forfeit all amounts previously paid for this barge (which aggregate $3,832), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,195). Excluding any possible recoveries, the total charge to expense for cancelling this ATB unit would be $5,613. In 2006, the Partnership also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete the three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by January 15, 2008. The total construction cost anticipated for the first three new ATB units is approximately $66,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of September 30, 2007 relating to this series of ATBs is $5,582. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, August 2010 (or later under certain circumstances). As of September 30, 2007, the Partnership has made payments totaling $76,653 related to these newbuilds. At September 30, 2007, the Partnership had in escrow approximately $111,114 plus $13,921 of funds drawn from the escrow account in anticipation of payments due in the fourth quarter of 2007. These amounts represent the Partnership’s expected cost to substantially complete construction of the first three ATBs.

          Liquidity

          The Partnership’s primary liquidity needs are to make scheduled debt and interest payments, to pay quarterly distributions, to fund general working capital requirements and to pay expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units and tankers currently under construction. Maintenance capital expenditures include drydocking expenditures and would include the cost of bringing vessels into compliance with OPA 90. Primary sources of funds for the Partnership’s needs will be cash flows from operations, borrowings under the amended and restated credit facility and other debt or equity financings.

          The Partnership’s liquidity has been, and may continue to be, affected by several factors, some of which are outside the Partnership’s control, including:

•

Cost overruns on the construction of the ATB Freeport of approximately $24,500 from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under the Partnership’s credit facility, thereby reducing availability under the credit facility to meet ongoing liquidity requirements, and increased interest expense.

•

The potential for reduced operating margins from the ITB fleet due to the expiration of the Hess Support Agreement in September 2007, which provided the Partnership minimum rates on the ITBs, the increased competition for long-term charters from newer vessels, possible lower rates in the spot market due to an increasing supply of vessels, and higher operating expenses of, and less demand for, the Partnership’s ITBs due to their age.

•

Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of the Partnership’s seagoing personnel. The two agreements, which follow agreements reached by other vessel operators in the industry, are expected to increase vessel personnel expenses by approximately $3,000 in 2008 when compared to the levels under the expired contracts.

          To the extent the foregoing or other factors negatively impact future operating results, the Partnership’s liquidity and available cash will be adversely affected.

          Request for NASSCO Contract Acceleration

          On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for Products Investor, the Partnership’s Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the first quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. NASSCO’s previous request to accelerate the delivery of tankers six through nine remains outstanding and Product Carriers and the Joint Venture have until January 2, 2008 to respond to this acceleration request. The contract amendment also amended the dates for both liquidated damages for late delivery and incentive for early delivery. If Product Carriers and the Joint Venture do not agree to the acceleration of delivery of the tankers, then NASSCO has the right to use their additional capacity to construct vessels for third parties and to deliver the last four vessels they have agreed to construct for Product Carriers based upon the original contract terms. The Partnership believes any such use of additional capacity should not affect the delivery dates of vessels six through nine.

          Union Collective Bargaining Agreements

          The Partnership’s collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of the Partnership’s vessels, and the Seafarers’ International Union, which covers all of the other seagoing personnel, expired in the second quarter of 2007. In September 2007, the Partnership reached an agreement with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers’ International Union was reached in October 2007. The two agreements, which the Partnership believes are consistent with industry trends, provided for wage and benefit increases which aggregated approximately $1,000 for the nine months ended September 30, 2007. These are the only two collective bargaining agreements to which the Partnership is subject.

16.	Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. (“Parent”) and U.S. Shipping Finance Corp. (“Subsidiary Issuer” and together the Parent and Subsidiary Issuer constitute the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Notes”)), the Partnership’s subsidiary guarantors of such Notes and the Partnership’s subsidiary non-guarantors of such Notes.

          The Subsidiary Issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of the Parent, as well as the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) commenced operations on August 7, 2006. In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the $100,000 13% Senior Secured Notes due 2014 on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of September 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$15,242	$6	$—	$15,248
Current portion of restricted cash and equivalents	—	—	125,598	—	—	125,598
Accounts receivable, net	—	—	11,499	—	—	11,499
Prepaid expenses and other current assets	—	—	8,493	251	—	8,744

Total current assets	—	—	160,832	257	—	161,089
Investment in subsidiaries, net	242,907	—	—	—	(242,907)	—
Intercompany receivable	301,259	79,965	—	—	(381,224)	—
Restricted cash and equivalents, net of current portion	—	—	29,587	—	—	29,587
Vessels and equipment, net	—	—	364,070	73,693	—	437,763
Deferred financing costs, net	10,052	4,266	—	10,066	(4,266)	20,118
Other assets	2,623	—	—	2,420	—	5,043

Total assets	$556,841	$84,231	$554,489	$86,436	$(628,397)	$653,600

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$—	$—	$—	$—	$3,100
Accounts payable	—	—	10,641	—	—	10,641
Due to affiliates	—	—	3,853	170	—	4,023
Accrued expenses and other liabilities	—	—	11,034	10,181	—	21,215

Total current liabilities	3,100	—	25,528	10,351	—	38,979
Intercompany payable	—	—	301,259	—	(301,259)	—
Long-term debt, net of current portion	403,472	100,000	—	30,624	(100,000)	434,096
Deferred income taxes	—	—	2,124	—	—	2,124
Other liabilities	3,796	—	750	—	—	4,546

Total liabilities	410,368	100,000	329,661	40,975	(401,259)	479,745

Minority interest in Joint Venture	—	—	—	27,382	—	27,382

Commitments and contingencies

Partners’ Capital
Partners’ capital	148,960	(15,769)	224,828	18,079	(227,138)	148,960
Accumulated other comprehensive loss	(2,487)	—	—	—	—	(2,487)

Total partners’ capital	146,473	(15,769)	224,828	18,079	(227,138)	146,473

Total liabilities and partners’ capital	$556,841	$84,231	$554,489	$86,436	$(628,397)	$653,600

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended September 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$45,559	$—	$—	$45,559

Operating expenses
Vessel operating expenses	—	—	16,762	—	—	16,762
Voyage expenses	—	—	11,360	—	—	11,360
General and administrative expenses	37	—	3,264	386	—	3,687
Depreciation and amortization	—	—	9,831	—	—	9,831

Total operating expenses, net	37	—	41,217	386	—	41,640

Operating (loss) income	(37)	—	4,342	(386)	—	3,919
Interest expense	8,848	3,407	—	—	(3,407)	8,848
Interest income	—	—	(2,471)	—	—	(2,471)
Loss on derivative financial instruments	—	—	—	235	—	235

(Loss) income before income taxes and minority interest	(8,885)	(3,407)	6,813	(621)	3,407	(2,693)
Benefit for income taxes	—	—	(364)	—	—	(364)

(Loss) income before minority interest	(8,885)	(3,407)	7,177	(621)	3,407	(2,329)
Equity in earnings of unconsolidated affiliates	6,907	—	—	—	(6,907)	—
Minority interest in Joint Venture loss	—	—	—	351	—	351

Net (loss) income	$(1,978)	$(3,407)	$7,177	$(270)	$(3,500)	$(1,978)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$133,262	$—	$—	$133,262

Operating expenses
Vessel operating expenses	—	—	49,087	—	—	49,087
Voyage expenses	—	—	27,509	—	—	27,509
General and administrative expenses	74	—	11,100	519	—	11,693
Depreciation and amortization	—	—	27,933	—	—	27,933
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	74	—	112,143	519	—	112,736

Operating (loss) income	(74)	—	21,119	(519)	—	20,526
Interest expense	22,419	10,228	—	1	(10,228)	22,420
Interest income	—	—	(7,713)	(5)	—	(7,718)
Gain on derivative financial instruments	(173)	—	—	(496)	—	(669)

(Loss) income before income taxes and minority interest	(22,320)	(10,228)	28,832	(19)	10,228	6,493
Provision for income taxes	—	—	258	—	—	258

(Loss) income before minority interest	(22,320)	(10,228)	28,574	(19)	10,228	6,235
Equity in earnings of unconsolidated affiliates	28,499	—	—	—	(28,499)	—
Minority interest in Joint Venture loss income	—	—	—	(56)	—	(56)

Net income (loss)	$6,179	$(10,228)	$28,574	$(75)	$(18,271)	$6,179

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended September 30, 2006
(in thousands)

	Parent*	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries **	Adjustments	Total

Revenues	$—	$—	$38,503	$—	$—	$38,503

Operating expenses
Vessel operating expenses	—	—	16,501	—	—	16,501
Voyage expenses	—	—	5,962	—	—	5,962
General and administrative expenses	250	—	2,970	502	—	3,722
Depreciation and amortization	—	—	8,185	—	—	8,185

Total operating expenses	250	—	33,618	502	—	34,370

Operating (loss) income	(250)	—	4,885	(502)	—	4,133
Interest expense	5,650	2,058	—	—	(2,058)	5,650
Interest income	—	—	(2,046)	—	—	(2,046)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Gain on termination of hedge	(1,913)	—	—	—	—	(1,913)

(Loss) income before income taxes and minority interest	(6,438)	(2,058)	6,931	(502)	2,058	(9)
Provision for income taxes	—	—	653	—	—	653

(Loss) income before minority interest	(6,438)	(2,058)	6,278	(502)	2,058	(662)
Equity in earnings of unconsolidated affiliates	6,077	—	—	—	(6,077)	—
Minority interest in Joint Venture loss	—	—	—	301	—	301

Net (loss) income	$(361)	$(2,058)	$6,278	$(201)	$(4,019)	$(361)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$113,341	$—	$—	$113,341

Operating expenses
Vessel operating expenses	—	—	44,461	—	—	44,461
Voyage expenses	—	—	21,153	—	—	21,153
General and administrative expenses	250	—	8,972	502	—	9,724
Depreciation and amortization	—	—	23,034	—	—	23,034

Total operating expenses	250	—	97,620	502	—	98,372

Operating (loss) income	(250)	—	15,721	(502)	—	14,969
Interest expense	9,061	2,058	—	—	(2,058)	9,061
Interest income	—	—	(2,337)	—	—	(2,337)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Gain on termination of hedge	(1,913)	—	—	—	—	(1,913)

(Loss) income before income taxes and minority interest	(9,849)	(2,058)	18,058	(502)	2,058	7,707
Provision for income taxes	—	—	1,208	—	—	1,208

(Loss) income before minority interest	(9,849)	(2,058)	16,850	(502)	2,058	6,499
Equity in earnings of unconsolidated affiliates	16,649	—	—	—	(16,649)	—
Minority interest in Joint Venture loss	—	—	—	301	—	301

Net income (loss)	$6,800	$(2,058)	$16,850	$(201)	$(14,591)	$6,800

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	6,179	(10,228)	28,574	(75)	(18,271)	$6,179
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,256	478	27,932	—	(478)	29,188
Provision for accounts receivable	—	—	479	—	—	479
Deferred income taxes	—	—	(552)	—	—	(552)
Equity compensation	74	—	—	—	—	74
Minority interest in Joint Venture income	—	—	—	56	—	56
Gain on derivative financial instruments	(173)	—	—	(496)	—	(669)
Capitalized drydock costs	—	—	(9,696)	—	—	(9,696)
Equity in earnings of unconsolidated subsidiaries	(28,499)	—	—	—	28,499	—
Changes in assets and liabilities:
Accounts receivable	—	—	(2,491)	—	—	(2,491)
Prepaid expenses and other current assets	—	—	(3,849)	19	—	(3,830)
Other assets	—	—	(95)	—	—	(95)
Accounts payable	—	—	1,466	—	—	1,466
Deferred revenue	—	—	(1,178)	—	—	(1,178)
Accrued expenses and other liabilities	—	—	34	60	—	94

Net cash (used in) provided by operating activities	(21,163)	(9,750)	40,624	(436)	9,750	19,025

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	55,762	—	—	55,762
Cash received upon settlement of derivative financial instruments	173	—	—	—	—	173
Payments to Hess, net	—	—	(447)	—	—	(447)
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Construction of vessels and equipment	—	—	(82,459)	(28,193)	—	(110,652)

Net cash provided by (used in) investing activities	173	—	(27,144)	(30,117)	—	(57,088)

Cash flows from financing activities
Proceeds from borrowings	54,000	—	—	—	—	54,000
Contribution by minority interest equity investors in Joint Venture	—	—	—	16,241	(6,496)	9,745
Proceeds from Joint Venture revolver borrowings	—	—	—	14,318	—	14,318
Repayment of debt	(2,164)	—	—	—	—	(2,164)
Deferred financing costs	(158)	—	—	—	—	(158)
Intercompany receivable / payable	(5,572)	9,750	(924)	—	(3,254)	—
Distributions to partners/members	(25,116)	—	—	—	—	(25,116)

Net cash provided by (used in) financing activities	$20,990	$9,750	$(924)	$30,559	$(9,750)	$50,625

Net increase in cash and cash equivalents	—	—	12,556	6	—	12,562
Cash and cash equivalents at beginning of period	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of period	$—	$—	$15,242	$6	$—	$15,248

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(in thousands)

	Parent*	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$6,800	$(2,058)	$16,850	$(201)	$(14,591)	$6,800
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	767	108	23,034	—	(108)	23,801
Deferred income taxes	—	—	(597)	—	—	(597)
Capitalized drydock costs	—	—	(25,373)	—	—	(25,373)
Gain on termination of hedge	(1,913)	—	—	—	—	(1,913)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Equity in earnings of unconsolidated subsidiaries	(16,649)	—	—	—	16,649	—
Minority interest in Joint Venture loss	—	—	—	(301)	—	(301)
Provision for accounts receivable	—	—	45	—	—	45
Changes in assets and liabilities
Accounts receivable	—	—	(70)	—	—	(70)
Prepaid expenses and other current assets	—	—	(1,048)	(300)	—	(1,348)
Other assets	—	—	1,399	—	—	1,399
Accounts payable	—	—	7,797	—	—	7,797
Deferred revenue	—	—	2,372	—	—	2,372
Accrued expenses and other liabilities	—	—	6,060	338	—	6,398

Net cash (used in) provided by operating activities	(8,544)	(1,950)	30,469	(464)	1,950	21,461

Cash flows from investing activities
Proceeds from Senesco settlement	—	—	21,000	—	—	21,000
Construction/purchase of vessels	—	—	(50,762)	(27,823)	—	(78,585)
Purchase of office furniture, equipment and other	—	—	(317)	—	—	(317)
Change in restricted cash and equivalents, net	—	—	(226,909)	—	—	(226,909)
Payments to Hess, net	—	—	(852)	—	—	(852)

Net cash used in investing activities	—	—	(257,840)	(27,823)	—	(285,663)

Cash flows from financing activities
Proceeds from issuance of debt	350,000	100,000	—	—	(100,000)	350,000
Gross proceeds from equity issuance	79,084	—	—	—	—	79,084
Proceeds from revolver borrowings	25,000	—	—	—	—	25,000
Contribution by minority interest equity investors in Joint Venture	—	—	—	45,957	(18,383)	27,574
Proceeds from Joint Venture revolver borrowings	—	—	—	13,866	—	13,866
Repayment of debt	(128,662)	—	—	—	—	(128,662)
Repayment of revolver borrowings	(25,000)	—	—	—	—	(25,000)
Deferred financing costs	(11,587)	(5,013)	—	(12,959)	5,013	(24,546)
Partnership equity offering expenses	(2,785)	—	—	—	—	(2,785)
Joint Venture equity offering expenses	(2,931)	—	—	(18,577)	7,431	(14,077)
Intercompany receivable/payable	(255,442)	(93,037)	244,490	—	103,989	—
Proceeds from hedge termination	1,913	—	—	—	—	1,913
Distributions to partners / members	(21,046)	—	—	—	—	(21,046)

Net cash provided by financing activities	8,544	1,950	244,490	28,287	(1,950)	281,321

Net increase in cash and cash equivalents	—	—	17,119	—	—	17,119
Cash and cash equivalents at beginning of period	—	—	10,000	—	—	10,000

Cash and cash equivalents at end of period	$—	$—	$27,119	$—	$—	$27,119

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

17.	Subsequent Events

Distributions

          On November 1, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for the third quarter of 2007 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on November 15, 2007 to all unitholders of record on November 9, 2007. The aggregate amount of the distribution will be $8,372.

          Claims and Litigation

          In October 2007, the Partnership commenced suit against Southeastern New England Shipbuilding Corporation (“SENESCO”) and certain affiliated parties. The suit alleges, among other things, that SENESCO violated certain contractual obligations of the May 2006 agreement between SENESCO and the Partnership regarding the construction and launch of the ATB Freeport. The ultimate outcome of this litigation or any other litigation to which the Partnership is subject cannot be predicted with certainty.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic “coastwise” trade. We are also a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. We do not assume ownership of any of the products that we transport on our vessels. Our existing fleet consists of eleven tank vessels: six integrated tug barge units (“ITBs”); one product tanker; three chemical parcel tankers and one articulated tug barge unit (“ATB”) that was delivered in June 2007 and entered service in July 2007. With the addition of three new articulated tug barge units currently under construction and an option to build a fifth ATB unit, we are adding double-hull newbuilds to our fleet, which are in compliance with OPA 90, that will serve customers in both the refined petroleum product and chemical markets. Our primary customers are major oil and chemical companies. In the past, a significant portion of our fleet capacity was committed to these companies pursuant to contracts with initial terms of one year or more, which provided us with a relatively predictable level of cash flow. However, while the vessels that serve our chemical customers and the product tanker remain under long term contracts, we expect that the number of our ITBs trading in the spot market will increase from two to at least four by the second quarter of 2008, without the benefit of minimum specified rates established pursuant to the Hess Support Agreement, and, as a result, our cash flows will be less predictable and may be more volatile.

          We, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the first quarter of 2009, with subsequent tankers delivered every four to eight months. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and third parties own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $25.9 million has already been made. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Minority interest in Joint Venture loss (income)” on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

          The following table illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as	Customer pays if	Customer pays if	Customer pays if
	long as vessel is	cargo not ready	cargo not ready	cargo not ready
available for
operations

(1)	Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby fuel cost increases are passed on to our customers.

          For the nine months ending September 30, 2007 and 2006, we derived approximately 76% and 86%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 24% and 14%, respectively, of our revenue from spot charters. For the three months ending September 30, 2007 and 2006, we derived approximately 75% and 92%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 25% and 8%, respectively, of our revenue from spot charters. We anticipate that the percentage of our revenues derived from spot charters will continue to increase in 2008.

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to the Oil Pollution Act of 1990 (“OPA 90”) which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the recently announced newbuilding programs by us and our competitors, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. This trend could negatively impact our utilization rate in the future. As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase.

          Any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits. Accordingly, we expect that our ITBs will continue to derive an increasing percentage of their revenue from operating in the spot market over the next several years. Under the Hess Support Agreement, our vessels operating in the spot market were provided minimum prices regardless of rates in the spot market; however, since the Support Agreement expired in September 2007, our operations are affected by prices we can obtain in the spot market. With respect to our four ITBs currently operating under long-term charters, charters for three of the ITBs, which account for 100% of their usable capacity, expire by the end of 2007 and we cannot assure you that we will be able to obtain long-term charters for these vessels in 2008 and thereafter. To the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, our ability to finance the construction and acquisition of new vessels, and our ability to pay principal of, and interest on, our debt. In addition, the announced or other newbuilding programs may make the retrofitting of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel.

          Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, the expiration of the Hess Support Agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that more of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our

ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years. Our liquidity has been affected by the cost overruns on the ATB Freeport, and may be further affected if our cash flows from the ITBs are reduced. We continue to monitor our liquidity requirements and levels closely to ensure we have adequate liquidity to meet our ongoing working capital requirements, and we continue to examine our capital structure and other alternatives with the goal of increasing liquidity including taking actions which could result in a reduction in the amount of the quarterly distribution paid on our subordinated units. Our inability to adequately address any liquidity issues that may arise in the future could impact our ability to pay the minimum quarterly distribution in full. It should be noted that the full minimum quarterly distribution on the common units of $0.45 will be paid prior to the payment of any distribution on the subordinated units.

     In addition, we expect our revenues and EBITDA will be negatively impacted during the fourth quarter of 2007 due to the 25 day unplanned out-of-service period for the ITB Baltimore in October 2007 to repair damages it sustained while in the shipyard after completing its regularly scheduled drydocking during Hurricane Dean.

     We have collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of the other seagoing personnel, that expired in the second quarter of 2007. In September 2007, we reached an agreement with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers’ International Union was reached in October 2007. The two agreements are consistent with industry trends and provide for annual wage and benefit increases. For the nine months ended September 30, 2007, we incurred additional expense of $1.0 million due to these new contracts. These are our only collective bargaining agreements.

     The amounts received from or paid to Hess pursuant to the Hess Support Agreement, or Support Agreement, were not recognized as revenue or expense but were deferred for accounting purposes and, as a result of the expiration of the Support Agreement in September 2007, are now reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

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

•

Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including fuel, can be passed on to our customers.

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

•

Depreciation and amortization. We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

¡

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014; 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport based on their respective estimated useful lives.

¡

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

¡

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

¡

The ATBs are subject to the same drydock requirements as the ITBs and currently qualify for participation in the UWILD program. We will capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the ATBs.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The ATBs also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years and the petroleum tankers being constructed by the Joint Venture must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Voyage revenue	$45,559	$38,503	$133,262	$113,341

Vessel operating expenses	16,762	16,501	49,087	44,461
% of voyage revenue	36.8%	42.9%	36.8%	39.2%
Voyage expenses	11,360	5,962	27,509	21,153
% of voyage revenue	24.9%	15.5%	20.6%	18.7%
General and administrative expenses	3,687	3,722	11,693	9,724
% of voyage revenue	8.1%	9.7%	8.8%	8.6%
Depreciation and amortization	9,831	8,185	27,933	23,034
Other expense (income)	—	—	(3,486)	—

Total operating expenses, net	41,640	34,370	112,736	98,372

Operating income	3,919	4,133	20,526	14,969
% of voyage revenue	8.6%	10.7%	15.4%	13.2%
Interest expense	8,848	5,650	22,420	9,061
Interest income	(2,471)	(2,046)	(7,718)	(2,337)
Loss on debt extinguishment	—	2,451	—	2,451
Loss (gain) on derivative financial instruments	235	(1,913)	(669)	(1,913)

(Loss) income before income taxes and minority interest	(2,693)	(9)	6,493	7,707
(Benefit) provision for income taxes	(364)	653	258	1,208

(Loss) income before minority interest	(2,329)	(662)	6,235	6,499
Minority interest in Joint Venture loss (income)	351	301	(56)	301

Net (loss) income	$(1,978)	$(361)	$6,179	$6,800

Distribution declared per unit in respect of the period	$0.45	$0.45	$1.35	$1.35

Total vessel days	1,012	920	2,822	2,570
Days worked	897	844	2,686	2,417
Drydocking days	61	69	67	121
Net utilization	89%	92%	95%	94%
Average time charter equivalent rate	$38,126	$38,544	$39,372	$38,148

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

     Voyage Revenue. Voyage revenue was $45.6 million for the three months ended September 30, 2007, an increase of $7.1 million, or 18%, as compared to $38.5 million for the three months ended September 30, 2006. The addition of the ATB Freeport, which was placed in service in July 2007, contributed an additional $3.5 million in revenues during the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Increases in charter rates on the remaining fleet, and fuel and other costs passed through to our customers, together accounted for approximately $4.2 million of the increase. Contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices. These charges generally increase revenue but do not contribute to our profitability. Fuel escalation provision charges were $3.6 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006. Increases in days worked on the remaining fleet for the three month period ended September 30, 2007 contributed an additional $2.9 million to revenue. Partially offsetting these increased amounts was a decrease of $3.5 million due to the scheduled drydocking of the Baltimore and the extension of its out of service period due to the damage it sustained while in the shipyard after leaving the drydock during Hurricane Dean.

     Vessel Operating Expenses. Vessel operating expenses were $16.8 million for the three months ended September 30, 2007, an increase of $0.3 million, or 2%, as compared to $16.5 million for the three months ended September 30, 2006. The addition of the ATB Freeport accounted for additional vessel operating expenses of $2.0 million. Wages and benefits increased vessel operating expenses approximately $0.6 million due to new union agreements. In the current quarter, we reached agreements with our two maritime unions. These agreements are expected to increase personnel related expenses approximately $3.0 million on an annualized basis when compared to the levels under the expired contracts. Offsetting these increases were decreases in repairs and maintenance and supplies of $1.7 million and $0.7 million respectively. As a percentage of revenue, vessel operating expenses were 36.8% for the three months ended September 30, 2007 compared to 42.9% for the three months ended September 30, 2006. Improvements in vessel operating expenses as a percentage of revenue were due to lower repairs and maintenance expenses in the current period, partially offset by the impact of the ATB Freeport. The ATB Freeport experienced higher vessel operating expenses as a percentage of revenues in its initial voyages. We expect vessel operating expenses as a percentage of revenue to improve in future periods on the ATB Freeport, while repairs and maintenance are likely to return to historical levels.

     Voyage Expenses. Voyage expenses were $11.4 million for the three months ended September 30, 2007, an increase of $5.4 million, or 91%, as compared to $6.0 million for the three months ended September 30, 2006. This increase was driven predominantly by higher fuel and port charges totaling $4.1 million. The higher fuel and port charges were partially due to the New York and Jacksonville trading under a higher percentage of spot charters compared to time charters in the current period. Under a time charter, the charterer is responsible for such voyage expenses. The rates we charge under spot charters take account of the fact that we are responsible for voyage expenses. The ATB Freeport contributed $1.2 million of the increase in voyage expenses as well. As a percentage of revenue, voyage expenses were 24.9% for the three months ended September 30, 2007 compared to 15.5% for the three months ended September 30, 2006 primarily due to our bearing more voyage expenses as a result of our increase in spot charters. Voyages expenses are likely to increase as a percentage of revenue as we expect to derive a greater percentage of our revenue from spot charters.

     General and Administrative Expenses. General and administrative expenses were $3.7 million for each of the three months ended September 30, 2007, and September 30, 2006, as higher expenses of the Joint Venture offset lower professional fees in the quarter.

     Depreciation and Amortization. Depreciation and amortization was $9.8 million for the three months ended September 30, 2007, an increase of $1.6 million, or 20%, compared to $8.2 million for the three months ended September 30, 2006. Approximately $0.8 million of the increase is attributable to the additions of the ATB Freeport, which was completed in June 2007 and placed into service in July 2007 at a cost of $91.5 million plus $7.8 million of capitalized interest. The ATB Freeport is being amortized to its salvage value over its expected useful life of 30 years which will increase depreciation and amortization expense by approximately $3.2 million annually. The remaining increase is due to the timing of scheduled drydocks. The $8.6 million received from Hess over the term of the Support Agreement for our ITBs will reduce the cost basis of our ITBs and therefore decrease our annual depreciation expense by approximately $1.2 million for the remaining life of the vessels.

     Interest Expense. Interest expense was $8.8 million for the three months ended September 30, 2007, an increase of $3.2 million, compared to $5.6 million for the three months ended September 30, 2006. The increase is attributable to a higher average outstanding debt balance during the third quarter of 2007 coupled with an increase in interest rates and amortization of debt financing fees. Interest expense for the three months ended September 30, 2007 and 2006 does not include capitalized interest on the construction of the ATBs of $1.7 million and $1.2 million, respectively. In July 2007, the ATB Freeport was placed into service, and the capitalization of interest attributable to financing the ATB Freeport ceased. The average effective interest rate for both the three months ended September 30, 2007 and 2006, excluding interest incurred by the Joint Venture, was approximately 10%. Interest incurred by the Joint Venture of $2.1 million and $0.7 million for the quarters ended September 30, 2007 and 2006 respectively, is fully capitalized and included in construction in progress.

     Interest Income. Interest income, consisting of interest earned on our invested balances, was $2.5 million for the three months ended September 30, 2007, an increase of $0.5 million, compared to $2.0 million for the three months ended September 30, 2006. The increase relates to the interest earned on our restricted cash accounts. The restricted cash accounts consist of two escrow accounts which were established as part of our 2006 debt and equity financings to fund the construction of at least three new ATBs and our remaining committed equity contributions to the Joint Venture. Interest income will decrease as funds in these escrow accounts are used to fund the construction of the three new ATBs and our equity contributions to the Joint Venture. We currently anticipate that we will use approximately $125.6 million of the remaining $155.2 million escrowed amounts during the twelve months ending September 30, 2008.

     Loss on Derivative Financial Instruments. The Joint Venture recorded a loss of $0.2 million in the current period in connection with the interest rate cap it had entered into in April 2007.

     Provision for Income Taxes. We are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our members for inclusion in their respective income tax returns. Certain of our subsidiaries are corporate subsidiaries and therefore subject to federal, state and local income taxes. The benefit for income taxes for the three months ended September 30, 2007 was $0.4 million, compared to a provision of $0.7 million for the three months ended September 30, 2006. The decrease is attributable to a decrease in the pre-tax operating income at our corporate subsidiaries in the quarter due to costs associated with the start up and initial voyages of the ATB Freeport. In addition, certain operations associated with the management of the Joint Venture operate through subsidiaries organized as corporations. These subsidiaries incurred higher expenditures in 2007 than in 2006. We expect these subsidiaries to become profitable in the future.

     Minority Interest in Joint Venture. For the three months ended September 30, 2007, we recorded minority interest in Joint Venture losses of $0.4 million compared to $0.3 million for the three months ended September 30, 2007, relating to the 60% of the Joint Venture owned by third parties.

     Net Loss. The net loss for the three months ended September 30, 2007 was $2.0 million, an increase of $1.6 million, compared to a net loss of $0.4 million for the three months ended September 30, 2006. Operating income remained relatively constant, while interest expense net of interest income decreased pretax earnings by $2.8 million in the current period compared to the prior year period. The three months ended September 30, 2006 included a loss on extinguishment of debt of $2.5 million and an offsetting derivative gain of $1.9 million.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

     Voyage Revenue. Voyage revenue was $133.3 million for the nine months ended September 30, 2007, an increase of $19.9 million, or 18%, as compared to $113.3 million for the nine months ended September 30, 2006, due primarily to the addition of the Sea Venture and the ATB Freeport, which were placed in service in June 2006 and July 2007, respectively. These new vessels contributed approximately $13.8 million in revenues during the nine months ended September 30, 2007 compared to $3.7 million in revenues during the nine months ended September 30, 2006. Additionally, increases in charter rates on the remaining fleet and an increase in the costs that are predominantly passed through to our customers together added approximately $6.8 million of revenue. Charter rates were affected by fuel escalation provision charges of $7.9 million for the nine months ended September 30, 2007 compared to $6.4 million for the nine months ended September 30, 2006. Charter rates were positively impacted by stronger spot market rates during the current nine month period. Increases in days worked on the remaining fleet for the nine month period ended September 30, 2007 contributed an additional $6.5 million to revenue. Partially offsetting these increased amounts was a decrease of $3.5 million due to the scheduled drydocking of the Baltimore and the extension of its out of service period due to the damage it sustained while in the shipyard after leaving the drydock during Hurricane Dean.

     Vessel Operating Expenses. Vessel operating expenses were $49.1 million for the nine months ended September 30, 2007, an increase of $4.6 million, or 10%, as compared to $44.5 million for the nine months ended September 30, 2006. The addition of the Sea Venture and the ATB Freeport accounted for additional operating expenses of $3.9 million, while increases in crew wages and benefits, apart from those of the Sea Venture and ATB Freeport, contributed an additional $1.9 million, due primarily to the new union contracts. Offsetting these increases were lower repairs and maintenance expenses of $1.0 million and all other expenses of $0.2 million, net. As a percentage of revenue, vessel operating expenses decreased to 36.8% for the nine months ended September 30, 2007 from 39.2% for the nine months ended September 30, 2006. Improvements in vessel operating expenses as a percentage of revenue were due primarily to lower repairs and maintenance expenses in the current period, partially offset by the impact of the ATB Freeport. The ATB Freeport experienced higher vessel operating expenses as a percentage of revenues in its initial voyages. We expect vessel operating expenses of the ATB Freeport as a percentage of revenue to improve in future periods, while repairs and maintenance are likely to return to historical levels.

     Voyage Expenses. Voyage expenses were $27.5 million for the nine months ended September 30, 2007, an increase of $6.3 million, or 30%, as compared to $21.2 million for the nine months ended September 30, 2006, driven predominantly by higher fuel and port charges totaling $3.7 million. Higher fuel and port charges were due to an increase in our vessels trading in the spot market rather than under time charters. Under a time charter, the charterer is responsible for such voyage expenses. The Sea Venture and the ATB Freeport contributed $2.7 million of the increase in voyage expenses. As a percentage of revenue, voyage expenses increased to 20.6% for the nine months ended September 30, 2007 from 18.7% for the nine months ended September 30, 2006.

     General and Administrative Expenses. General and administrative expenses were $11.7 million for the nine months ended September 30, 2007, an increase of 2.0 million, or 20%, as compared to $9.7 million for the nine months ended September 30, 2006. This planned increase is primarily attributable to an increase in personnel related expenses of $1.4 million and higher administrative expenses of the Joint Venture. The planned increases in personnel were incurred primarily to manage our growth, including the construction of tankers and ATBs.

     Depreciation and Amortization. Depreciation and amortization was $27.9 million for the nine months ended September 30, 2007, an increase of $4.9 million, or 21%, compared to $23.0 million for the nine months ended September 30, 2006. Approximately $2.6 million of the increase is attributable to the additions of the Sea Venture, which was acquired for $4.1 million in November 2005 and placed in service in June 2006 upon completion of its drydocking, which cost approximately $9.9 million, and the addition of the ATB Freeport, which was completed in June 2007 and placed into service in July 2007 at a cost of $91.5 million plus $7.8 million of capitalized interest. Additional increases of $2.4 million are attributable primarily to the amortization of drydocking expenditures, which fluctuates based upon the timing and schedule of the drydockings.

     Other Expense (Income). In connection with the settlement of a contract of affreightment, we recognized approximately $3.5 million in other income during the nine months ended September 30, 2007. We reached a settlement with a major oil and chemical customer to terminate a contract of affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. As a result, we received $3.5 million from the customer in exchange for releasing the customer from its future obligations under the contract of affreightment. Simultaneously, a new three year contract of affreightment at market rates with reduced volumes was agreed upon in principle with the same customer.

     Interest Expense. Interest expense was $22.4 million for the nine months ended September 30, 2007, an increase of $13.3 million, compared to $9.1 million for the nine months ended September 30, 2006. The increase is attributable to a higher average outstanding debt balance during the first nine months of 2007 as compared to the first nine months of 2006, coupled with an increase in interest rates and amortization of debt financing fees. Interest expense for the nine months ended September 30, 2007 and 2006 does not include capitalized interest related to the construction of the ATBs of $7.4 million and $2.5 million, respectively. In July 2007, the ATB Freeport was placed into service, and the capitalization of interest attributable to financing the ATB Freeport ceased. The average effective interest rate for the nine months ended September 30, 2007, excluding interest incurred by the Joint Venture, was approximately 10% compared to approximately 8% for the nine months ended September 30, 2006. Interest incurred by the Joint Venture of $6.0 million and $0.7 million for the nine months ended September 30, 2007 and 2006 respectively, is fully capitalized and included in construction in progress.

     Interest Income. Interest income, consisting of interest earned on our invested balances, was $7.7 million for the nine months ended September 30, 2007, an increase of $5.4 million, compared to $2.3 million for the nine months ended September 30, 2006. The increase relates to the interest earned on our restricted cash accounts. The restricted cash accounts consist of two escrow accounts which were established as part of our 2006 debt and equity financings to fund the construction of at least three new ATBs and our remaining committed equity contributions to the Joint Venture. Interest income will decrease as funds in these escrow accounts are used to fund the construction of the three new ATBs and our equity contributions to the Joint Venture.

     Gain on Derivative Financial Instruments. We recorded a gain of $0.2 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series. In May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, rendering the foreign currency contract for the item ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. Additionally, the Joint Venture recorded a gain of $0.5 million in connection with the interest rate cap it had entered into in April 2007. The interest rate cap is an economic hedge of the value of the tankers to be constructed by our Joint Venture, but is not treated as a hedge for accounting purposes.

     Provision for Income Taxes. We are generally not responsible for federal and state income taxes, since more than 90% of the gross revenue generated by us consists of certain types of “qualified revenue” (which includes dividends from subsidiary corporations and revenue from the transportation of minerals and natural resources, including gas, oil or products thereof). Please see “Risk Factors—Tax Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of “qualified revenue”. We estimate that for the year ending December 31, 2007 approximately 92% of our gross revenue will be

“qualified revenue”, compared to approximately 92% in the year ended December 31, 2006. Certain of our subsidiaries are corporate subsidiaries and therefore subject to federal, state and local income taxes. The provision for income taxes for each of the nine months ended September 30, 2007 and 2006 was $0.3 million and $1.2 million, respectively. Increased revenues and lower expenses in the first quarter of 2007 compared to the first quarter of 2006 were offset by higher expenditures in the second and third quarters of 2007 as compared to the second and third quarters of 2006. The increased expenditures related to the vessel operating expenses for the ATB Freeport that were incurred in connection with the completion of construction and testing of the vessel during the second quarter of 2007. In addition, certain operations associated with the management of the Joint Venture operate through subsidiaries organized as corporations. These subsidiaries incurred higher expenditures in 2007 than in 2006.

          Minority Interest in Joint Venture. For the nine months ended September 30, 2007, we recorded minority interest in Joint Venture income of $0.1 million, relating to the 60% of the Joint Venture owned by third parties, compared to minority interest in Joint Venture loss of $0.3 million for the nine months ended September 30, 2006. The terms of the joint venture agreement subordinate our interest to the interest of the minority investors. Distribution provisions in the joint venture agreement require the minority investors to receive their equity investment and a 15% return prior to any distributions to us. We expect to recover our $70.0 million of capital committed upon completion of the construction of the nine tankers. If economic or operating conditions change, it is possible that we may not recover all or a portion of the capital committed.

          Net Income. The net income for the nine months ended September 30, 2007 was $6.2 million, a decrease of $0.6 million, compared to net income of $6.8 million for the nine months ended September 30, 2006. An increase in operating income of $5.6 million, resulting in large part from the $3.5 million contract settlement, and reduced income tax expense of $1.0 million were offset by an increase in interest expense, net of interest income, of $8.0 million in the current period compared to the prior year period. The nine months ended September 30, 2006 included a loss on extinguishment of debt of $2.5 million and an offsetting derivative gain of $1.9 million.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $19.0 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $21.5 million for the nine months ended September 30, 2006. The decrease in operating cash flows of $2.5 million in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily the result of an increase in working capital requirements in the current year of $6.0 million compared to a decrease in working capital requirements in the prior year of $16.6 million. The increase in working capital in 2007 is partially driven by the addition of the ATB Freeport. Offsetting the increase in working capital requirements was a $15.7 million decrease in capitalized drydock expenditures, as the Sea Venture incurred significant drydock costs in the prior year before being placed into service in June of 2006. A decrease of $0.6 million in net income was offset by higher non cash adjustments to income of $6.3 million in 2007 compared to 2006, driven by increased depreciation expense in 2007 due to higher drydock expenditures in prior years, and the addition of the ATB Freeport, offset by other adjustments to operating cash flows of $1.3 million.

Investing Cash Flows

          Net cash used in investing activities totaled $57.1 million for the nine months ended September 30, 2007, a decrease of $228.6 million, compared to net cash used of $285.7 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, we made $82.5 million of payments toward the construction of the ATBs and the Joint Venture made $28.2 million of payments toward the construction of tankers. Of this $110.7 million, $55.8 million was obtained from the restricted cash accounts and the balance was obtained through financing activities. Additionally, in the nine months ended September 30, 2007, the Joint Venture purchased a $100.0 million nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. During the nine months ended September 30, 2006, net cash of $226.9 million was transferred to escrow accounts, the funds from which will be used to finance the construction of ATBs and the remainder of our capital commitment to the Joint Venture. We also made $50.7 million of progress payments toward the construction of the ATBs and the Joint Venture made $27.9 million of progress payments toward the construction of tankers in the nine months ended September 30, 2006.

          The amounts received from or paid to Hess pursuant to the Hess Support Agreement were not recognized as revenue or expense but were deferred for accounting purposes throughout the term of the Support Agreement and reflected as a decrease to the purchase price of the ITBs in September 2007, which is the end of the Hess Support Agreement. Prior to such adjustment, they were included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB exceeded the support rate set forth in the Support Agreement, we paid the excess to Hess to reimburse Hess for any payments made to us by Hess under the Support Agreement. Once Hess had been fully reimbursed for all payments made under the Support Agreement, we would pay Hess 50% of any remaining excess. Payments to Hess, net of payments received from Hess, under the Support Agreement were $0.4 million for the nine months ended September 30, 2007 and $0.9 million for the nine months ended September 30, 2006. For the period January 1, 2007 through September 13, 2007, the end of the Support Agreement, and for the nine months ended September 30, 2006, five ITBs were covered by the Support Agreement. We had a payable to Hess under the Support Agreement of $2.9 million at September 30, 2007.

Financing Cash Flows

          Net cash provided by financing activities was $50.6 million for the nine months ended September 30, 2007, a decrease of $230.7 million, compared to net cash provided by financing activities of $281.3 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, we borrowed $54.0 million under our delayed draw term loan and made scheduled repayments of $2.2 million. The Joint Venture received $9.7 million from the Joint Venture Investors and borrowed $14.3 million under its revolving credit facility. In the nine months ended September 30, 2006, prior to refinancing our credit facility, we borrowed $25.0 million under the revolver portion of our then existing credit facility to finance the construction of the ATBs and to fund a $5.0 million deposit for a shipyard slot to build tankers, which was subsequently credited against our $70.0 million capital commitment to the Joint Venture. We also made scheduled debt payments of $0.9 million. At refinancing, we received gross proceeds of $350.0 million from the debt facilities and $79.1 million from the equity offering (including approximately $1.6 million that our general partner was required to contribute to maintain its 2% interest in us). These proceeds were used to pay our then current credit facility of $127.1 million and the $25.0 million outstanding revolver balance. Equity issuance fees of $2.8 million and deferred financing costs of $11.6 million were also paid from the proceeds. Additionally, the Joint Venture received $27.6 million from the Joint Venture Investors and paid $14.1 million in equity offering costs and deferred financing costs of $13.0 million. Subsequent to the refinancing, the Joint Venture borrowed $13.9 million under its revolving credit facility and we made scheduled debt repayments of $0.6 million under its new credit facility. Additionally, in the nine months ended September 30, 2006, $1.9 million was provided from the proceeds received on the termination of hedge and we paid $21.0 million of distributions to partners.

Credit Facility

          We amended certain financial covenants in our senior credit facility, effective June 29, 2007, to eliminate certain projected financial covenant compliance issues, for which we paid a fee of $0.2 million. The primary changes were to increase the amount of ATB Freeport construction expenditures excluded from the calculation of certain covenants and to increase the leverage ratio covenants for the fourth quarter of 2007 and 2008.

Payments of Distributions

          On November 1, 2007, the Board of Directors of our general partner declared our regular cash distribution for the third quarter of 2007 of $0.45 per unit. The distribution will be paid on all common, subordinated and general partner units on November 15, 2007 to all unitholders of record on November 9, 2007. The aggregate amount of the distribution will be $8.4 million.

          The Board of Directors of our general partner also declared quarterly distributions to unitholders of $0.45 per unit in respect to each of the quarters ended June 30, 2007, March 31, 2007 and December 31, 2006 to unitholders of record on August 10, 2007, May 11, 2007 and February 12, 2007, respectively. These distributions were paid on August 15, 2007, May 15, 2007 and February 15, 2007, respectively.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program. However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 10 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition, results of operations and our ability to pay the minimum quarterly distribution on our outstanding units. Even if the U.S. Coast Guard allows us to continue in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional seven days each time a survey is conducted. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          The Baltimore and the Philadelphia were scheduled for drydock in 2007 at a total estimated cost of approximately $12.0 million. The Baltimore completed its drydocking in August 2007, however it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The Philadelphia was in drydock at September 30, 2007. During 2006, the parcel tankers Charleston, Chemical Pioneer and Sea Venture and the ITBs Groton and Mobile were placed in drydock. The Charleston drydock was completed in July 2006 at a cost of $5.1 million, the Chemical Pioneer drydock was completed in December 2006 at a cost of $5.5 million and the initial Sea Venture drydock was completed in June 2006 at a cost of $9.9 million. The Sea Venture drydock was an extensive drydocking that brought the vessel to our operational standards followings its acquisition. The ITB Groton was completed in August at a cost of $5.1 million and the ITB Mobile was completed in December at a cost of $5.1 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program or if we chose to pursue chartering opportunities precluded by the UWILD program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 10-20 days and will cost approximately $1.0 million to $2.0 million. At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors as well as the availability of shipyards to perform the drydock. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

          In calculating cash available to pay distributions, our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus were increased from $19.6 million in 2006 to $20.9 million in 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

          The following table summarizes total capital expenditures, on an accrual basis, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Nine Months Ended September 30,

	2007	2006

Maintenance capital expenditures	$6,045	$20,932
Expansion capital expenditures - ATBs	79,657	37,866
Expansion capital expenditures - Tankers	38,666	29,876

Total capital expenditures	$124,368	$88,674

          We are currently conducting a study to assess strategic alternatives to assess the economic feasability of our ITBs continuing to trade past their current OPA 90 lives, including, by retrofitting the ITBs with an internal double hull, repurposing the ITBs to carry products other than petroleum products, or a combination of the two. We believe that there are significant opportunities to repurpose or retrofit these vessels so that they may continue trading past their OPA 90 lives, which range from 2012 to 2014. We may choose to make these adjustments to the ITBs before their current OPA 90 expiration date – likely concurrent with a regularly scheduled drydock – if we believe market conditions to be favorable. We have received approval from the United States Coast Guard that our current plans to retrofit the ITB Philadelphia to add a double hull in order to bring the vessel into compliance with OPA 90 can be substantially performed in a foreign shipyard without losing its Jones Act classification. Although this approval and similar approvals given to competitors by the United States Coast Guard are being challenged in the courts, we believe such approvals will be upheld. It is our understanding that a competitor has completed the retrofit of one vessel and begun retrofitting a second vessel based upon such approvals received from the United States Coast Guard. We currently estimate that performing this work in a foreign shipyard, if done in conjunction with the required drydock of the vessel, will cost approximately $15.0 million in current dollars, which is substantially less than the cost of such work in a U.S. shipyard. This estimate is subject to fluctuation as a result of changes in either currency exchange rates and/or raw materials costs. If we retrofit this vessel in a foreign shipyard, we estimate that the vessel will be out of service approximately 4-6 months for the combined retrofit and drydock and it will decrease vessel capacity by approximately 18%; however, we believe we could reduce this reduction by performing additional work in U.S. shipyards, although the cost would be higher. The reduction in capacity will negatively impact the charter rates we would receive in respect of these retrofitted vessels. We have also begun discussions with various customers to possibly repurpose one or more ITBs to carry non-petroleum products. The cost of such repurposing will vary depending on the ultimate cargo type the ITB will be modified to carry. Preliminary estimates are that such repurposing, which we expect would occur in conjunction with a regularly scheduled drydock, would add approximately $5.0 million to $7.0 million of cost and add approximately 30 to 45 days of off-hire time for the vessel. The cost of repurposing or retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

Liquidity Needs

          Our primary liquidity needs are to make scheduled debt and interest payments, to pay our quarterly distributions, to fund general working capital requirements and to pay expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units and tankers currently under construction. Maintenance capital expenditures include drydocking expenditures and would include the cost of bringing our vessels into compliance with OPA 90. Our primary sources of funds for our needs will be cash flows from operations, borrowings under our amended and restated credit facility and other debt or equity financings.

          Our liquidity has been, and may continue to be, affected by several factors, some of which are outside our control, including:

•

Cost overruns on the construction of the ATB Freeport of approximately $24.5 million from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under our credit facility, thereby reducing availability under the credit facility to meet our ongoing liquidity requirements, and increased interest expense.

•

The potential for reduced operating margins from our ITB fleet due to the expiration of the Hess Support Agreement in September 2007, which provided us minimum rates on our vessels the increased competition for long-term charters from newer vessels, possible lower rates in the spot market due to an increasing supply of vessels, and higher operating expenses of, and less demand for, our ITBs due to their age.

•

Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of our seagoing personnel. The two agreements, which we believe follow agreements reached by other vessel operators in our industry, are expected to increase vessel personnel expenses by approximately $3 million in 2008 when compared to the levels under the expired contracts.

          To the extent the foregoing or other factors negatively impact our future operating results, our liquidity and available cash will be adversely affected.

          Our partnership agreement requires that we distribute our available cash to unitholders on a quarterly basis. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

	¡	provide for the proper conduct of our business (including reserves for future capital expenditures, payments of interest on, and principal of, our indebtedness and for our anticipated credit needs);

	¡	comply with applicable law, any of our debt instruments or other agreements; or

	¡	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

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

          Currently, our common units have the right to receive distributions of available cash in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash may be made on any subordinated units. Distribution arrearages do not accrue on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash to pay the minimum quarterly distribution on the common units. Our common unitholders currently receive $5.1 million per quarter and our subordinated unitholders receive $3.3 million per quarter. There can be no assurance that our available cash will be adequate to pay the minimum quarterly distribution on the common and subordinated units in the future. The subordinated units will convert into common units at specified times beginning December 31, 2007 if specified tests are met

          The agreements governing our indebtedness prohibit us from paying distributions following a default. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distribution per quarter that we currently pay is $8.4 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than five quarters.

          We continue to monitor our liquidity requirements and levels closely to ensure we have adequate liquidity to meet our ongoing working capital requirements, and we are continuing to examine our capital structure and other alternatives with the goal of increasing liquidity, including taking actions which could result in a reduction in the amount of the quarterly distribution paid on our subordinated units. Our inability to adequately address any liquidity issues that may arise in the future could impact our ability to pay the minimum quarterly distribution in full. The full minimum quarterly distribution on the common units of $0.45 will be paid prior to the payment of any distribution on our subordinated units.

          Please see “Risk Factors—Risks Inherent in Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for a detailed discussion of our liquidity requirements and the events that could impact our liquidity.

          Please see the section titled “Cash Distribution Policy” in Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, in our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our policies and conditions regarding cash distributions and the conversions of subordinated units into common units.

Contractual Commitments and Contingencies

          In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to January 15, 2008 (the “Cancellation Option”). In connection with extending the Cancellation Option, we agreed to extend the delivery date to August 2010 (and later under certain circumstances) and to increase the cost of the vessel, depending on the final delivery date. If the delivery date is not extended past December 31, 2010, the maximum amount of additional cost (excluding certain price escalators) would be approximately $3.7 million. We estimate the total cost for this ATB will be approximately $71.5 million (subject to modifications, changes in the cost of steel and the actual delivery date). If the Cancellation Option is exercised, we will forfeit all amounts previously paid for this barge (which aggregate $3.8 million), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1.2 million). Excluding any possible recoveries, the total charge to expense for cancelling this ATB unit would be $5.6 million. In 2006, we also entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern also includes an option to construct and deliver an additional tug, which must be exercised by January 15, 2008. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of September 30, 2007 relating to this series of ATBs is $5.6 million. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, August 2010 (or later under certain circumstances). As of September 30, 2007, we made payments totaling $76.7 million related to these newbuilds and had in escrow approximately $111.1 million, plus $13.9 million of funds drawn from the escrow account in anticipation of payments due in the fourth quarter of 2007. These escrowed amounts represent our estimated cost to substantially complete construction of the first three ATBs.

          We have collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of the other seagoing personnel, which expired in the second quarter of 2007. In September 2007, we reached an agreement with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers’ International Union was reach in October 2007. The two agreements, which we believe are consistent with industry trends, provide for annual wage and benefit increases. These are our only two collective bargaining agreements to which we are subject.

          On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for Products Investor, our Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the first quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. NASSCO’s previous request to accelerate the delivery of tankers six through nine remains outstanding and Product Carriers and the Joint Venture have until January 2, 2008 to respond to this acceleration request. The contract amendment also amended the dates for both liquidated damages for late delivery and incentive for early delivery. If Product Carriers and the Joint Venture do not agree to the acceleration of delivery of the tankers, then NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, we believe any such use of additional capacity should not affect the delivery dates of vessels six through nine.

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

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement,” (“FAS No. 157”) effective for fiscal years beginning after November 15, 2007. FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Our financial statements require the use of various fair value measurements and we are currently reviewing the impact of this pronouncement upon its adoption.

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

Related Party Transactions

          Hess Support

          Hess is one of our significant customers. Voyage revenues earned from charters with Hess (which do not include amounts received under the Support Agreement) for the three months ended September 30, 2007 and 2006 were $3.2 million and $3.2 million, respectively. For the nine months ended September 30, 2007 and 2006, voyage revenues from Hess were $11.8 million and $9.6 million, respectively. We had a receivable from Hess under the Support Agreement of $0.1 million at December 31, 2006. At September 30, 2007, we had a payable due to Hess of $2.9 million.

          General Partner

          General and administrative expenses, including shore side employee expenses, and wages and benefits for crew members are incurred directly by our general partner. These amounts are reimbursable by us pursuant to the partnership agreement. Reimbursable amounts expensed by us were $13.7 million and $11.7 million, respectively, for the three months ended September 30, 2007 and 2006 and $40.5 million and $34.1 million, respectively, for the nine months ended September 30, 2007 and 2006.

          New York Office

          On September 23, 2005, we entered into a ten-year lease for office space for our New York City office. We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer. The affiliated companies pay their portion of the rent in advance of our making the rental payment. We have provided a letter of credit totaling $0.2 million to secure final payments of the lease commitment. We have been reimbursed 75% of the cost of providing the letter of credit and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the three months ended September 30, 2007 and 2006, we paid $104,000 and $99,000, respectively, in connection with the lease and received $78,000 and $74,000, respectively, from our related parties. For the nine months ended September 30, 2007 and 2006, we paid $343,000 and $165,000, respectively, in connection with the lease and received $257,000 and $123,000, respectively, from our related parties.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, our general partner. Certain members of our management are expected to devote significant time to the management and operation of the Joint Venture. For the three and nine months ended September 30, 2007, we recorded $0.1 million and $0.2 million, respectively, in income related to this management agreement; however this amount was eliminated in consolidation.

          The Blackstone Group and Other Parties (the “Joint Venture Investors”)

          As a result of the formation of the Joint Venture, we consider the Joint Venture Investors to be related parties. For the three and nine months ended September 30, 2007, the Joint Venture paid interest on the Revolver totaling $1.6 million and $4.0 million, respectively, to the Joint Venture Investors, and $0.7 million for the three months period ended September 30, 2006.

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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, refined petroleum products;
•	potential reductions in the supply of tank vessels due to restrictions set forth by OPA 90 and increasingly stringent industry vetting standards used by our customers;
•	increases in domestic refined petroleum product consumption;
•	the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;
•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;
•	the absence of disputes with our customers;
•	our ability to maximize the use of our vessels;
•	expected financial flexibility to pursue acquisitions and other expansion opportunities;
•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;
•	our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;
•	estimated future maintenance capital expenditures;
•	the absence of future labor disputes or other disturbances;
•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;
•	expected increases in charter rates;
•	future consolidation in the domestic tank vessel industry;
•	customers’ increasing emphasis on environmental and safety concerns;
•	continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;
•	our percentage of “qualified revenue” as defined by the IRS;
•	our future financial condition or results of operations and our future revenues, expenses and liquidity; and
•	our business strategy and other plans and objectives for future operations.

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

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;
•	increases in interest rates;
•	our liquidity;
•	weather interference with our customers’ or our business operations;
•	changes in international trade agreements;
•	our ITBs remaining eligible to participate in the UWILD Program;
•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);
•	modification or elimination of the Jones Act; and
•	adverse developments in our marine transportation business.

          Please read Risk Factors in Item 1A in Part II of this report and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2007 and June 30, 2007, for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the nine months ended September 30, 2007, a 1% change in our variable interest rates would have increased our interest expense by $0.6 million for the nine months ended September 30, 2007, after taking into effect the interest rate swap agreements we had in effect as described below.

          We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of September 30, 2007. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of September 30, 2007 the fair market values of our two interest rate swaps were a loss of $3.2 million and $0.6 million.

          The following is a summary of the economic terms of these agreements at September 30, 2007 (dollars in thousands):

Notional amount	$123,438
Fixed rate paid	5.355%
Variable rate received	5.198%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	($3,168)

Notional amount	$98,750
Fixed rate paid	4.890%
Variable rate received	5.198%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	($628)

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million. To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25/Euro. As of September 30, 2007 the fair value of the foreign currency hedge was approximately $1.2 million.

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

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, as amended. The fair market value of the interest rate cap at September 30, 2007 was $2.4 million and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at September 30, 2007 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.0%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$2,420

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following information updates the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended as set forth in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2007 and June 30, 2007:

Increased competition in the domestic tank vessel industry could result in reduced operating margins and loss of market share for us.

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

          Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, , the expiration of the Hess Support Agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that more of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years.

          In addition, any newbuildings or retrofittings of existing tank vessels will result in additional capacity that the market may not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits. Accordingly, we expect that our ITBs will derive a greater percentage of their revenue in the spot market, rather than from long-term charters, over the next several years. Under the Hess Support Agreement, our vessels operating in the spot market were provided minimum prices regardless of rates in the spot market; however, the Support Agreement expired in September 2007, and now our operations will be affected by prices we can obtain in the spot market. With respect to our four ITBs currently operating under long-term charters, charters for three of the ITBs, which account for 100% of their usable capacity, expire by the end of 2007 and we cannot assure you that we will be able to obtain long-term charters for these vessels in 2008 and thereafter. To the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, and our ability to pay principal of, and interest on, our debt. In addition, the announced or other newbuilding programs may make the retrofitting of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel.

Industry trends away from long-term charters in favor of shorter-term charters may impact our ability to finance newly built vessels.

          The long-haul marine transportation services market for refined petroleum products in the U.S. domestic “coastwise” trade is trending away from long-term charters in excess of three years in favor of shorter-term charters. If this trend continues, it will become increasingly difficult for us to finance the construction and purchase of new vessels with long-term debt or capital leases. In determining the amount of credit to extend with respect to a particular vessel, lenders place higher values on predictable cash flows that result from longer-term charters. If we cannot secure long-term charters for the product tankers currently under construction, we many not be able to obtain adequate debt financing to acquire these vessels on reasonable terms or at all.

Mandatory drydocking requirements for our fleet will result in increased expenditures if we do not continue to participate in the UWILD program and could adversely affect our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

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

Continuing pressure on our liquidity may, in the absence of our taking various steps available to us to increase our liquidity, affect the cash available to us to pay the minimum quarterly distribution on our units.

          Continuing pressure on our liquidity may, in the absence of our taking various steps available to us to increase our liquidity, affect the cash available to us to pay the minimum quarterly distribution on our units. Our liquidity has been, and may continue to be, affected by several factors, some of which are outside our control, including:

•

Cost overruns on the construction of the ATB Freeport of approximately $24.5 million from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under our credit facility, thereby reducing availability under the credit facility to meet our ongoing liquidity requirements, and increased interest expense.

•

The potential for reduced operating margins from our ITB fleet due to the expiration of the Hess Support Agreement in September 2007, which provided us minimum rates on our vessels, increasing volatility of rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age.

•

Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of our seagoing personnel. The two agreements, which follow agreements reached by other vessel operators in our industry, are expected to increase vessel personnel expenses by approximately $3 million in 2008 when compared to the 2007 levels under the expired contracts.

To the extent the foregoing or other factors negatively impact our future operating results, our available cash will be adversely affected.

          Our partnership agreement requires that we distribute our available cash to unitholders on a quarterly basis. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

¡	provide for the proper conduct of our business (including reserves for future capital expenditures, payments of interest on, and principal of, our indebtedness and for our anticipated credit needs);
¡	comply with applicable law, any of our debt instruments or other agreements; or
¡	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

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

          Currently, our common units have the right to receive distributions of available cash in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash may be made on any subordinated units. Distribution arrearages do not accrue on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash to pay the minimum quarterly distribution on the common units. Our common unitholders currently receive $5.1 million per quarter and our subordinated unitholders receive $3.3 million per quarter. There can be no assurance that our available cash will be adequate to pay the minimum quarterly distribution on the common and subordinated units in the future. The subordinated units will convert into common units at specified times beginning December 31, 2007 if specified tests are met. Please see the section titled “Cash Distribution Policy” in Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, in our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our policies and conditions regarding cash distributions and the conversions of subordinated units into common units.

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

           We continue to monitor our liquidity requirements and levels closely to ensure we have adequate liquidity to meet our ongoing working capital requirements, and we are continuing to examine our capital structure and other alternatives with the goal of increasing liquidity, including taking actions which could result in a reduction in the amount of the quarterly distribution paid on our subordinated units. Our inability to adequately address any liquidity issues that may arise in the future could impact our ability to pay the minimum quarterly distribution in full. The full minimum quarterly distribution on the common units of $0.45 will be paid prior to the payment of any distribution on our subordinated units.

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

Date: November 9, 2007

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)