Form 10-K
period 2007-12-31
U.S. Shipping Partners L.P.
filed 2008-03-14
CIK 1299716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 001-32326

U.S. SHIPPING PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1447743 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common units held by non-affiliates as of June 30, 2007, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $225,622,000. The number of the registrant's common units outstanding as of March 7, 2008 was 11,341,548 (including 8,000 restricted common units). At that date, 6,899,968 subordinated units were outstanding.

U.S. SHIPPING PARTNERS L.P.
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        Statements included in this report which are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements which are forward-looking statements.

        Forward-looking statements appear in a number of places and include statements with respect to, among other things:

  •
  forecasts of our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness;

  •
  our future financial condition or results of operations and our future revenues, expenses and liquidity;

  •
  our business strategy and other plans and objectives for future operations;

  •
  planned capital expenditures and availability of capital resources to fund capital expenditures;

  •
  our ability to maximize the use of our vessels, particularly those trading in the spot market;

  •
  expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular, including demand for repurposed integrated tug barge units;

  •
  increasing supply of newly built tank vessels;

  •
  our percentage of "qualifying income" as defined by the IRS, and our status as a partnership not subject to corporate level taxation;

  •
  expected increases in charter rates;

  •
  expected financial flexibility to pursue acquisitions and other expansion opportunities;

  •
  our ability to enter into and maintain long-term relationships with major oil and chemical companies;

  •
  estimated future maintenance capital expenditures;

  •
  future supply of, and demand for, refined petroleum products;

  •
  increasingly stringent industry vetting standards used by our customers;

  •
  increases in domestic refined petroleum product consumption;

  •
  the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by the Oil Pollution Act of 1990 (OPA 90);

  •
  the absence of disputes with our customers;

  •
  our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;

  •
  our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;

  •
  the absence of future labor disputes or other disturbances;

  •
  future consolidation in the domestic tank vessel industry;

  •
  customers' increasing emphasis on environmental and safety concerns; and

  •
  conversion of our subordinated units.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs in light of our experience and our perception of historical trends, current conditions and expected future developments. Such forward looking information is subject to known and unknown risks and uncertainties which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such information. We caution that forward-looking statements are not guarantees.

        Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

  •
  insufficient cash from operations;

  •
  our liquidity;

  •
  delays or cost overruns in, or insufficient funds to finance, the construction of new vessels or the modification of older vessels;

  •
  a decline in demand for our tank vessels;

  •
  an increase in competitive tank vessel capacity;

  •
  our levels of indebtedness and our ability to obtain credit on satisfactory terms;

  •
  our ITBs remaining eligible to participate in the UWILD Program;

  •
  failure to comply with the Merchant Marine Act of 1920 (the "Jones Act");

  •
  intense competition in the domestic tank vessel industry;

  •
  fluctuations in voyage charter rates;

  •
  adverse events affecting the joint venture formed to finance the construction of up to nine product tankers, including replacement of us as manager of, or our loss of control of the board of directors of, such joint venture;

  •
  a decline in demand for refined petroleum, petrochemical and commodity chemical products;

  •
  the occurrence of marine accidents or other hazards;

  •
  the loss of any of our largest customers;

  •
  the availability of, and our ability to consummate, vessel acquisitions;

  •
  increases in interest rates;

  •
  weather interference with our customers' or our business operations;

  •
  changes in international trade agreements;

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

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, throughout this report the words "U.S. Shipping Partners," "the Partnership," "we," "us," and "our" refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

Our Partnership

        We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic "coastwise" trade. We are a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Our existing fleet consists of eleven tank vessels: six integrated tug barge units ("ITBs"); one product tanker; three chemical parcel tankers; and one articulated tug barge ("ATB") unit. We have embarked on a capital construction program to build additional ATBs and, through a joint venture, additional tank vessels that upon completion will result in our having one of the most modern fleets in service. Our primary customers are major oil and chemical companies. We do not assume ownership of any of the products that we transport on our vessels.

        Our market is largely insulated from direct foreign competition because the Jones Act restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. All of our vessels are qualified to transport cargo between U.S. ports under the Jones Act.

        We began operations in September 2002 when we acquired our six ITBs from a division of Amerada Hess ("Hess") that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. We expect that at least three, and as many as five, of our ITBs will be in the spot market by later in the second quarter of 2008. Until September 13, 2007, regardless of rates in the spot market, we were assured specified minimum charter rates for our ITBs, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs. For periods subsequent to September 13, 2007, our revenues for these vessels are subject to the rates which we can obtain under time charters or in the spot market, which will depend on the demand for our vessels and the supply of available vessels meeting customer requirements. Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the expiration of the Hess support agreement in September 2007, the fact that more of our ITBs are expected to operate in the spot market, where vessels are employed on a single voyage basis, rather than under long-term charters, increased pressure on rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years.

        Our chemical parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for virtually all of their respective usable capacity for 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the parcel tanker fleet.

        Our product tanker, the Houston, is trading in clean petroleum products in the coastwise Jones Act trade and currently operates under a multi-year time charter, which began in June 2006 and accounts for 100% of its usable capacity through the second quarter of 2011.

        In July 2007, we completed construction and commenced commercial operations of our first articulated tug barge, the ATB Freeport. The ATB Freeport serves our chemical customers, and we believe that it is the most technologically advanced ATB in the U.S. flag "Jones Act" deep sea trade. The total cost of this vessel was $99.2 million, including capitalized interest of $7.8 million, which is substantially higher than original estimates, and was completed more than a year behind schedule, due to infrastructure problems and production line issues at the original contractor, and we ultimately hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB Freeport. The ATB Freeport unit is under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit's anticipated capacity for 2008. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the ATB Freeport.

        We have entered into contracts to construct four additional ATB units. In 2006, we entered into a contract with Manitowoc Marine Group ("MMG") for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to June 30, 2008 (the "Cancellation Option"). In 2006, we entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. ("Eastern"), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit, while the cost for the fourth ATB is approximately $78.4 million (subject in each case to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, December 2010.

        We, through our subsidiary USS Product Carriers LLC ("Product Carriers"), entered into a contract with the National Steel and Shipbuilding Company ("NASSCO"), a subsidiary of General Dynamics Corporation ("General Dynamics"), for the construction of nine 49,000 deadweight tons ("dwt") double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, we and NASSCO share in any cost savings achieved, measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC ("Products Investor" or the "Joint Venture"), to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and third parties own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $30.2 million has already been made. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption "Minority interest in Joint Venture loss" on the Consolidated Statements of Operations and Comprehensive Income. See "—Our Vessels-New Product Tankers," below for a more detailed description of the Joint Venture.

        Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships that generate 90% or more of their gross income for every taxable year from "qualifying income." Qualifying income includes revenues derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently transporting, and is expected to continue to transport, specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture, which can transport both specialty refined petroleum products and related products that generate qualifying income for federal income tax purposes and chemical products that generate non-qualifying income, will be operated in a subsidiary taxed as a corporation commencing in 2008. From time-to-time we may employ one or more of our ITBs to transport grain or other products generating non-qualifying income, which will increase the possibility that less than 90% of our gross income will be "qualifying income" and make it more likely that we will have to operate one or more ITBs in corporate subsidiaries subject to tax. The ITB Philadelphia is operated in a subsidiary taxed as a corporation commencing in December 2007. We are operating the Chemical Pioneer and ATB Freeport in corporate subsidiaries because they primarily conduct operations that do not generate qualifying income. Additionally, we operate a corporate subsidiary to manage our Joint Venture. Dividends received from these corporate subsidiaries constitute qualifying income. For the year ended December 31, 2007, we estimate that approximately 90.5% of our income was qualifying income; however, this percentage could change from year to year.

Business Strategies

        Our primary business strategies are to:

  •
  Operate our fleet safely and efficiently to meet the most stringent customer vetting and industry standards and remain a preferred supplier to major oil and chemical companies.  Major oil and chemical companies place particular emphasis on strong environmental and safety records and efficient operations. We believe we are a high quality, cost-efficient and reliable tank vessel operator. We intend to continue improving our operational safety and efficiency through the use of new technology and comprehensive training programs for new and existing employees. We intend to minimize off-hire time and costs by emphasizing efficient scheduling and timely completion of planned and preventative maintenance both on-shore and at sea. This maintenance, combined with the twin redundant engine configuration on our ITBs, has allowed us to average a very low rate of unscheduled off-hire days per ITB per year over the past five years. We intend to continue building on our reputation for maintaining high standards of performance, reliability and safety, which we believe has enabled us to attract highly-selective customers.

  •
  Contract as much of our capacity as possible with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles.  Vessels operating on time charters, contracts of affreightment or consecutive voyage contracts generally provide more predictable cash flow, while vessels operating under spot charters may generate increased profit margins during periods of increasing charter rates. Although we pursue a strategy of emphasizing longer-term contracts, we expect that due to the newbuild vessels coming into the market and the age of our ITBs, our ability to contract our ITBs under time charters, contracts of affreightment or consecutive voyage contracts, rather than under spot charters in the spot market, will be limited.

  •
  Expand our fleet and address customer and OPA 90 phase-out requirements through construction of new vessels and accretive strategic acquisitions.  We have grown in the past through strategic acquisitions. In September 2002 we acquired our six ITBs from Hess, and acquired our Chemical Pioneer and Charleston parcel tankers in May 2003 and April 2004, respectively. In 2005 we acquired two vessels, the Houston and the Sea Venture. In 2007, we took delivery of the ATB Freeport. In 2006, we contracted for the construction of four additional ATBs and entered into a joint venture for the construction of up to nine new double hulled tankers with anticipated deliveries beginning in 2009. We expect to expand the services and products we offer or expand our geographic presence through the execution of our newbuilding program or by surveying the marketplace to identify and pursue selected acquisitions. We are currently evaluating our options regarding the future of our ITBs with regard to their OPA 90 phase-out dates. We believe that there are opportunities to repurpose these vessels to continue trading past their OPA 90 lives, which range from 2012 to 2014. These opportunities to repurpose the vessels include converting them to transport products not subject to OPA 90 phase-out dates, such as ethanol, bio-diesel products, certain chemicals such as caustics, bulk fertilizer and grain. The costs to repurpose these ITBs vary based upon the product to be transported. Due to high shipyard costs and current lack of demand for retrofitted vessels due to projected competitive capacity from the newbuild programs and customer reluctance to employ older vessels, it may not be economically viable to retrofit our ITBs to meet OPA 90 standards. We expect to serve the domestic coastwise petroleum products market with our newbuild product tankers and ATBs, while employing our older vessels in alternate markets. Our ability to expand our fleet and address OPA 90 phase-out requirements will depend on our ability to finance such acquisitions and construction, which is limited by the terms of our existing indebtedness.

Principal Executive Offices

        Our principal executive offices are located at 399 Thornall Street, 8th Floor, Edison, New Jersey 08837, and our phone number is (732) 635-1500. We lease additional office space in New York, NY for use by our chairman and certain other personnel.

Overview of Our Industry

  Introduction

        We participate in the U.S. flag coastwise long-haul marine transportation of refined petroleum, petrochemical and commodity chemical products. Coastwise marine transportation of bulk liquids is primarily performed by tank vessels, including deep-sea self propelled vessels, ITBs and ATBs. U.S. flag tank vessels generally transport products between ports in the continental United States (including through the Panama Canal) or between mainland ports and Puerto Rico, Alaska or Hawaii, although these vessels may at times transport products internationally. Tank vessels provide a vital link in the transportation of these products in the United States.

        Tank vessels transport refined petroleum products, such as gasoline, jet fuel, diesel fuel and feedstocks, from refineries to terminals and facilities engaged in further processing, often in full vessel loads. Tank vessels with a relatively high number of tank segregations, called parcel tankers, transport smaller cargoes of specialty refined petroleum, petrochemicals and commodity chemicals, such as lubricants, styrene, glycols, paraxylene, caustic soda, ethanol and other alcohols, in a variety of coastwise distributive and balancing movements.

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

  Industry Trends

        We believe the following industry trends will have a significant influence on our future performance:

        We believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase

        We previously expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the recent newbuilding programs entered into by us, the Joint Venture and our competitors, we expect that these new tankers will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain for our vessels, and limit our ability to obtain charters for our ITBs. In addition, as a result of these newbuilding programs and customer reluctance to employ older vessels, there may be limited demand for retrofitted ITBs, which may make the retrofitting our ITBs uneconomical.

        Industry trends away from long-term charters in favor of shorter-term charters may impact our ability to finance newly built vessels

        The long-haul marine transportation services market for refined petroleum products in the U.S. domestic "coastwise" trade appears to be trending away from long-term charters in excess of three years in favor of shorter-term charters. If this trend continues, it will become increasingly difficult for us to finance the construction and purchase of new vessels with long-term debt or capital leases. In determining the amount of credit to extend with respect to a particular vessel, lenders place higher values on predictable cash flows that result from longer-term charters. If we cannot secure long-term charters for the product tankers currently under construction, we many not be able to obtain adequate debt financing to acquire these vessels on reasonable terms or at all.

        We expect demand for tank vessels will remain strong

        This strong demand results principally from rising consumption of refined petroleum products and the importance of marine transportation in the distribution of refined petroleum, petrochemical and commodity chemical products. A major factor in determining tank vessel demand is domestic liquid fuel product consumption, which continues to rise. The Energy Information Administration of the Department of Energy projects that retail demand for liquid fuel products in the United States will increase between 2006 and 2030 at a compounded annual growth rate of approximately 0.8%. Although pipelines are a key component in the distribution chain, they do not reach all markets, may lack specific capacity to meet increasing demand and are not capable of transporting all refined petroleum products or economically transporting most chemical products. According to the Association of Oil Pipe Lines, waterborne transportation is the second-most used mode of transportation for refined petroleum products after pipelines. Many areas along the U.S. coast have access to refined petroleum, petrochemical and commodity chemical products only by marine transportation. We also expect that the requirements that more gasoline contain ethanol will increase demand for the waterborne transportation of ethanol, although there can be no assurance this will occur. We cannot predict what effect, if any, the historically high cost for petroleum will have on demand for petroleum and its transportation.

        Although we expect demand to remain strong, we believe the newbuilding programs engaged in by us and our competitors will result in this demand primarily being met by these newly built vessels, and demand for older vessels, such as our ITBs, is not likely to be as strong as it has been in past years.

        Major oil and chemical companies are increasingly selective in their choice of tank vessel operators

        These companies place particular emphasis on strong environmental and safety records, as well as operating performance. We believe that the increasingly stringent U.S. regulatory environment, the emphasis on quality and environmental protection and increasingly demanding customer vetting standards and procedures governing eligibility of vessels to engage in the coastwise trade for, and enter terminal facilities of, these customers, will accelerate the obsolescence of older, tank vessels and provide a competitive advantage to newbuild vessels. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits. We expect that these major oil companies will seek to charter newbuild vessels to meet their needs, rather than utilize our ITBs (even if retrofitted with double hulls). Accordingly, we expect that our ITBs will derive a greater percentage of their revenue in the spot market, rather than from long-term charters with these customers, over the next several years.

Our Vessels

        The following chart provides basic information regarding our existing fleet and vessels under construction and contracts for construction:

Vessel Name	Vessel Type	Deadweight Tonnage	Barrel Capacity	Current Charter Type
Jacksonville	ITB Unit	48,000	360,000	Consecutive Voyage
Groton	ITB Unit	48,000	360,000	Time
New York	ITB Unit	48,000	360,000	Consecutive Voyage
Baltimore	ITB Unit	48,000	360,000	Time
Philadelphia	ITB Unit	48,000	360,000	Spot
Mobile	ITB Unit	48,000	360,000	Time
Chemical Pioneer	Parcel Tanker	35,000	NA(1)	Contract of Affreightment
Charleston	Parcel Tanker	48,000	NA(1)	Contract of Affreightment
Sea Venture	Parcel Tanker	19,000	NA(1)	Contract of Affreightment
Houston	Product Tanker	33,000	240,000	Time
ATB Freeport	ATB Unit	19,999	140,000	Contract of Affreightment
Under Construction
Four new ATB units(2)	ATB Unit	19,999/ATB unit	156,000/ATB unit	Under Negotiation(3)
9 new double- hulled tankers(4)	Product Tanker	49,000/Tanker	332,000/Tanker	Under Negotiation(5)

(1)
Capacity of a parcel tanker is not measured in barrel capacity, but deadweight tons.

(2)
Represents four barges and tugs under contract for construction. The first two new ATB units are scheduled to be delivered in 2008 and the remaining two new ATB units are scheduled to be delivered in late 2009 and 2010. We have an option to cancel the last ATB unit through June 2008.

(3)
One vessel currently chartered under a long-term contract.

(4)
The first five tankers are being constructed by the Joint Venture, which has the option to construct the remaining four tankers.

(5)
Four of the first five tankers are currently under medium or long-term charters.

  Integrated Tug Barge Unit Fleet

        In September 2002, we acquired a fleet of six refined petroleum product ITBs built in the United States in the 1980s and qualified for the coastwise trade. ITBs integrate a dedicated tugboat (which provides propulsion) into a cargo carrying barge using a coupling system that connects the two vessels. The rigid connection between the vessels enables the tug barge combination to be handled as though it were a single vessel, with better handling and maneuverability than a conventional tug and barge combination. Unlike self-propelled tankers, ITBs are designed to allow the aft section, containing the more complex controls and machinery, to be separated from the forebody cargo area. The tug and barge sections are locked together and are only separated during scheduled drydockings. ITBs provide a major cost advantage compared to a tanker because ITBs require fewer crew members than tankers.

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

        The following table summarizes information about our ITBs:

Vessel	Current Charter Type	Month/Year Built	OPA 90 Retrofit/ Phase-out Date
Jacksonville	Consecutive Voyage	May 1982	May 2012
Groton	Time	June 1982	June 2012
New York	Consecutive Voyage	February 1983	February 2013
Baltimore	Time	May 1983	May 2013
Philadelphia	Spot	June 1984	June 2014
Mobile	Time	August 1984	August 2014

        Three of our ITBs are currently operating under time charters, two are currently operating on consecutive voyage charters, and one is operating in the spot market. We expect that at least three, and as many as five, of our ITBs will be in the spot market later in the second quarter 2008. Until September 14, 2007, regardless of rates in the spot market, we were assured specified minimum charter rates for our ITBs, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs. For periods subsequent to September 13, 2007, our revenues for these vessels are subject to the rates which we can obtain under time charters or in the spot market, which will depend on the demand for our vessels and the supply of available vessels meeting customer requirements. These rates are subject to price and demand fluctuations in the market for these vessels. Although our ITBs principally transport refined petroleum products, we will on occasion transport crude oil if requested by a customer. In December 2007, the ITB Philadelphia commenced a voyage to deliver grain to the east coast of Africa, which was completed in February 2008.

        Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be overhauled for major repair and maintenance twice every five years. To date our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock ("UWILD") Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. We were recently advised by the U.S. Coast Guard that that it will allow continued participation in the UWILD Program non-or double hulled tank vessels that are over 15 years of age but only trade domestically. We expect that our ITBs will qualify to remain in the UWILD Program. During a drydocking an ITB is removed from service (typically for 50-70 days) and major repair and maintenance work is carried out. We currently estimate typical drydock costs for our ITBs will be approximately $6.0 million per vessel for work occurring in U.S. shipyards. We can drydock the ITBs in foreign shipyards, where the drydocking costs are lower. However, if we choose to drydock an ITB unit in a foreign shipyard, the ITB may be off-hire, and therefore not earning any revenue, for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. In addition to drydocking each ITB unit every five years, for each ITB unit that qualifies for the UWILD Program, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires an ITB to be removed from service for approximately 12 days at a cost of $0.5 million. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance.

        The following table sets forth information regarding the drydocking of our ITBs:

Vessel	Last Drydock	Costs (in thousands)	Days Off-Hire	Next Scheduled Drydock
Jacksonville(1)	2005	$6,022	70	2010
Groton(2)	2006	5,167	63	2011
New York(2)	2005	6,052	62	2010
Baltimore(2)(3)	2007	5,731	67	2012
Philadelphia(4)	2007	5,704	79	2012
Mobile(2)	2006	5,134	59	2011

(1)
Delays in shipyard due to labor shortages as a result of Hurricane Katrina.

(2)
Drydocked outside the US; includes transit time to and from shipyard.

(3)
Does not include 61 days off-hire to repair damage it sustained during Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

(4)
Drydocked in northeast shipyard; includes transit time to and from shipyard.

        We are currently exploring several options for our ITB units as they reach their OPA 90 phase-out dates including repurposing these ITBs to carry products not subject to OPA 90 phase-out requirements. Due to high shipyard costs and current lack of demand for retrofitted vessels due to projected competitive capacity resulting from newbuild programs and customer reluctance to employ older vessels, it is not clear at this time whether it will be economically viable to retrofit any of the ITBs to meet OPA 90 standards. Opportunities to repurpose the vessels include converting the vessels to transport products not subject to OPA 90 expiration dates, such as ethanol, bio-diesel products, certain chemicals such as caustics, bulk fertilizer and grain. Costs to repurpose an ITB vary based upon the cargo to be transported. Converting these vessels to carry ethanol would require the least amount of capital, as the vessels would need to upgrade the fire fighting system at a cost of approximately $0.3 million per vessel. The cost of repurposing our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement for our ITBs and the timing thereof.

        Demand for certain products traditionally transported on parcel tankers, such as caustics and ethanol, has recently increased. As the demand for water transportation of these product increases, lot sizes to be transported increase. If lot sizes are large enough, transporting these larger lot sizes on ITBs becomes economically viable. Additionally, we may have opportunity to transport smaller lot sizes on our ITBs in the event that the voyage represents a backhaul of cargo.

  Hess Support Agreement

        In connection with our purchase of the six ITBs from Hess, we entered into a support agreement with Hess. Pursuant to this agreement, we were assured specified minimum charter rates for our ITBs through September 13, 2007, subject to certain limited exceptions, in connection with our acquisition of the six ITBs. For periods subsequent to September 13, 2007, our revenues for these vessels are subject to the rates which we can obtain under time charters or in the spot market, which will depend on the demand for our vessels and the supply of available vessels meeting customer requirements.

  Product Tanker Fleet

        In September 2005, we acquired the Houston, a U.S. flagged, double-hulled product tanker qualified to trade in the Jones Act. The vessel, being double-hulled, has no OPA 90 phase-out date. The vessel is capable of carrying approximately 240,000 barrels of petroleum products. The vessel's last drydock occurred in September 2005, immediately following its acquisition, at a cost of $3.1 million. Its next drydock is required in 2008. Future drydocks will require the vessel to be off-hire for 35 to 60 days and will cost between $3.5 million and $6.0 million. The Houston, formerly the Gus W. Darnell, was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of six vessels that have been used primarily to deliver jet fuel to various locations around the world.

        In June 2006 we commenced a multi-year time charter for the vessel through mid-2011 that accounts for 100% of its usable capacity.

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

        We currently own three parcel tankers: the Chemical Pioneer, which we acquired from Dow Chemical in May 2003, the Charleston, which we acquired from ExxonMobil in April 2004, and the Sea Venture, which we acquired from Marine Transport Corporation in November 2005.

        The following table sets forth the specifications and highlights of our parcel tankers:

	CHARLESTON	CHEMICAL PIONEER	SEA VENTURE
Deadweight capacity(1)	48,000 dwt	35,000 dwt	19,000 dwt
Service speed	16.0 knots	16.0 knots	13.0 knots
Full load draft (summer)	42.0 feet	35.656 feet	29.2125 feet
Hull structure	Double-bottom	Double-hull (non-OPA 90 compliant)	Double-bottom
Propulsion type	Slow-speed diesel	Steam turbine	Medium-speed diesel
Fuel consumption (at sea)	52 MT/Day (IFO 380)	75 MT/Day (IFO 380)	19.75 MT/Day (IFO 180)
Number of cargo segregations	26 different types of products	48 different types of products	21 different types of products
Classification(2)	American Bureau of Shipping A1	American Bureau of Shipping A1	American Bureau of Shipping A1
Condition Assessment(3)	CAP II	CAP II	CAP II

(1)
A vessel's cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel's cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2)
The classification of "A1" is ABS' highest hull structure classification.

(3)
ABS provides a condition assessment rating system; a CAP I rating is equivalent to a new build steel structure and a CAP II rating is equivalent to a five year old ship.

        The Chemical Pioneer, the Charleston and the Sea Venture are among the last independently owned carriers scheduled to be retired under OPA 90, with phase-out dates in 2013. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification will bring the Chemical Pioneer into compliance with OPA 90. The Charleston and the Sea Venture are not OPA 90 compliant; however, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the Charleston's center tanks and non-petroleum-based products in the other tanks. Alternatively, since tankers carrying products or chemicals not regulated by OPA 90 (i.e., non-petroleum-based) are not subject to the mandated OPA 90 phase-out dates and, therefore, have extended trading lives, we may elect to change the operation of the parcel tankers to avoid having to retrofit them or phase them out. However, this change could materially adversely affect their value to us.

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

        Our parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for virtually all of their respective usable capacity for 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the parcel tanker fleet. When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while the vessel was in drydock. We operated under this arrangement from June 2004 through November 2004 and chartered in another vessel on a short-term basis to fulfill our obligations under our charter agreements covering the Charleston. We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel as long as they own it.

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

        The following table sets forth information regarding the drydocking of our parcel tankers:

Vessel	Last Drydock	Costs (in thousands)	Days Offhire	Next Drydock
Charleston	2006	$5,157	58	3Q 2008
Chemical Pioneer	2006	$5,498	39	3Q 2008
Sea Venture(1)	2006	$9,866	129	2Q 2009

    (1)
    Extensive drydocking to bring the ship to our operational standards following acquisition. At the time of acquisition, this ship needed substantial repairs and maintenance including, among other things, coating most of the ballast and cargo tanks, completing special survey and other structural and mechanical repairs necessary to maintain an ABS CAP II rating.

  Articulated Tug Barge Fleet

        ATBs, similar to ITBs, consist of a tugboat (which provides propulsion) and a cargo carrying barge using a coupling system that connects the two vessels. Unlike the rigid connection found on ITBs, an ATB uses a hinged connection. The ATB configuration offers crewing cost advantages similar to those of an ITB. In addition, ATBs offer the additional advantage of substitutability, because the barge and tug may be decoupled. This offers operational and commercial flexibility, allowing the barge unit to be towed by a third party tug in certain situations.

        In July 2007, we completed construction and commenced commercial operations of the ATB Freeport. The ATB Freeport serves our chemical customers, and we believe that it is the most technologically advanced ATB in the U.S. flag "Jones Act" deep sea trade. The total cost of this vessel is $99.2 million, including capitalized interest of $7.8 million, which is substantially higher than original estimates. In August 2004, we entered into a contract with Southeastern New England Shipbuilding

Corporation ("SENESCO") to build this ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB unit and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We continue to pursue SENESCO for the remainder of the cost overruns for which we believe they are responsible, although there can be no assurance that we will successfully recover any of such costs. We hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB Freeport. The ATB Freeport is under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit's anticipated capacity for 2008. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the ATB Freeport.

        We have entered into contracts to construct four additional ATB units. In 2006, we entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to June 30, 2008 (the "Cancellation Option"). In 2006, we entered into a contract for the construction of three tugs with Eastern ("Eastern"), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. We have not incurred any costs to date for the construction of this tug. This tug will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. In connection with extending the Cancellation Option on the barge, we agreed to extend the delivery date to December 2010 and to increase the cost of the vessel. We estimate the total cost for this ATB, including the barge, tug and certain owner furnished equipment, will be approximately $78.4 million (subject to modifications, changes in the cost of steel and the actual delivery date), compared to our original estimate of $66.0 million. The capitalized interest as of December 31, 2007 relating to these four ATBs is $7.8 million. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, December 2010. As of December 31, 2007, we made payments totaling $103.5 million related to these newbuilds and had in escrow approximately $85.5 million, plus $13.4 million of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2008. These escrowed amounts and funds drawn represent our estimated cost to substantially complete construction of the first three remaining ATBs under construction at MMG and Eastern. If the Cancellation Option on the barge is exercised, we will forfeit all amounts previously paid for this barge (which aggregate $3.8 million), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1.4 million). Excluding any possible recoveries, the total charge to expense for canceling this ATB unit would be $5.7 million, which includes $0.5 million of capitalized interest.

        The following table sets forth the specifications and highlights for our ATBs currently in service or under construction:

	(In Service) ATB Freeport	(Under Construction) ATB 2 - ATB 5
Deadweight capacity(1)	19,999 dwt / 140,000 bbl	19,999 dwt / 156,000 bbl
Service speed	13.5 knots	13.5 knots
Full load draft (summer)	29"0"	29"0"
Hull structure	Double-hull	Double-hull
Propulsion type	Twin medium speed diesel burning heavy fuel oil (IFO 180)	Twin medium speed diesel burning heavy fuel oil (IFO 180)
Fuel consumption (at sea)	38 tons/day	38 tons/day
Number of cargo segregations	10	5
Classification	Tug: ABS A1 Ocean Service	Tug: ABS A1 Ocean Service
	Barge: ABS A1 Oil and Chemcial	Barge: ABS A1 Oil and Chemical

(1)
A vessel's cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

  New Product Tankers

        Our wholly-owned subsidiary, Product Carriers, entered into a contract, effective March 14, 2006, with NASSCO, a subsidiary of General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

        On August 7, 2006 we entered into the Joint Venture to finance the construction of the first five petroleum tankers. Third parties, led by affiliates of The Blackstone Group (the "Joint Venture Investors"), have committed to provide an aggregate of $105.0 million of equity financing and we have committed to provide $70.0 million of equity financing to the Joint Venture, of which approximately $30.2 million was paid through December 31, 2007. Our remaining commitment of approximately $39.8 million is secured by a letter of credit for the benefit of the Joint Venture and we have segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325.0 million of revolving credit loans to finance construction of the tankers.

        As tankers are constructed, we will have the right to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture's equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of financing committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

        Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and we received an arrangement fee of $4.5 million. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

        We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture's financial statements are consolidated with ours for financial reporting purposes as a result of our control of the board of directors of the Joint Venture, and, other than our commitment to provide $70.0 million of equity funding, to guaranty USS Product Manager LLC's ("Product Manager"), our wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture.

        We have the right to and have appointed three of the directors to the Joint Venture, and the other equity holders have the right to and have appointed two directors. Upon the occurrence of specified events, we will lose the right to appoint two of our three directors. There is an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture. In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. The Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

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

        In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1.0 million per vessel constructed, subject to certain limitations, in addition to the oversight fees.

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

        On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for the Joint Venture. The revised delivery schedule is reflected in the delivery schedule outlined above. Because Product Carriers and the Joint Venture have declined NASSCO's request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for third parties. However, we believe any such use of additional capacity should not materially affect the delivery dates of vessels six through nine.

Our Customers

        Our three largest customers in each of 2007, 2006 and 2005, based on revenue, accounted for approximately 47%, 60% and 65%, respectively of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See note 3 to the consolidated financial statements in Item 8 of this report for a breakdown of revenues among these customers.

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

  Tank Barge Characteristics

        To protect the environment, today's tank barge hulls are required not only to be leak proof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tank barges that carry clean products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tank barge has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

  Safety Management Systems

        We are currently certified under the standards of the International Safety Management ("ISM") system. The ISM standards were promulgated by the International Maritime Organization ("IMO") several years ago and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for coastal tug and barge operations, we have determined that an integrated safety management system, including the ISM standards, will promote safer operations and will provide us with necessary operational flexibility as we continue to grow. We have been awarded ISO 9001 Quality Management System certification as well as ISO 14001 Environmental Management System certification. These standards are part of a series of standards established by the International Organization for Standardization. ISO 9001 is one of a series of quality management system standards, while ISO 14001 is one of a series of standards relating to the environment and its protection.

Ship Management, Crewing and Employees

        We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of March 1, 2008, we employed 454 persons, comprised of approximately 42 shore staff and approximately 412 fleet personnel (including 12 cadets). Our collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers' International Union, which covers all of the other seagoing personnel, expired in the second quarter of 2007. In September 2007, we reached an agreement with the American Maritime Officers union. The agreement was retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers' International Union was reached in October 2007. This agreement was retroactive to July 1, 2007 and expires in 2012. These are the only two collective bargaining agreements to which we are subject. Under the terms of the collective bargaining agreements, we are required to make contributions to pension and other welfare programs managed by the unions. Management believes there are no unfunded pension liabilities under any of these agreements. These two agreements require substantially higher wages and benefits than the agreements that expired in 2007. Our shore-based personnel are generally salaried and are primarily located at our headquarters in Edison, New Jersey.

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

        Our vessels are inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trades. We believe that the high quality of our vessels, our crews and our shore side staff are advantages when competing against other vessel operators for long-term business.

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

        Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1.0 billion per incident and is provided by United Kingdom P&I Club ("UK P&I Club"), which is a member of the International Group of protection and indemnity mutual assurance associations. The 17 protection and indemnity associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of UK P&I Club, we are subject to calls payable to the associations based on our claims records, as well as the claim records of all other members of the individual associations and members of UK P&I Club.

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

        U.S. flag tank vessels compete with petroleum product pipelines and are affected by the level of imports on foreign flag products carriers. Because the existing U.S. pipeline network offers a low cost method of transporting oil and refined petroleum products, it is capacity constrained in many markets. We believe that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in our market areas in the near future. It is possible, however, that new pipeline segments, including pipeline segments that connect with existing pipeline systems, could be built or that existing pipelines could be expanded or converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on our ability to compete in particular locations.

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

        We maintain operating standards for all our tank vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers, care for the environment and compliance with U.S. regulations. Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard or other port state control authorities), classification societies, flag state administration and charterers, particularly terminal operators and oil companies.

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

        The Oil Pollution Act of 1990.    OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for tank vessels operating in U.S. waters. In general, all newly-built or converted tankers carrying crude oil and petroleum-based products in U.S. waters must be built with double-hulls. Existing single-hull, double-sided and double-bottomed tank vessels are to be phased out of service by 2015 based on their tonnage and age. Under the phase-out schedule, two of our six ITBs will be precluded from transporting petroleum and petroleum-based products in the United States by May and June 2012, an additional two ITBs and the Chemical Pioneer and the Charleston must be phased out of transporting petroleum and petroleum-based products by each of February, March, September and October 2013 and the remaining two ITBs must be phased out of service by June and August 2014. Due to high shipyard costs, projected market capacity resulting from newbuild programs and customer reluctance to employ older vessels, we do not currently believe it is economically viable to retrofit any of the ITBs to meet OPA 90 standards, and we are currently exploring the economic feasibility of repurposing these vessels to transport products not subject to OPA 90 requirements. The Sea Venture is scheduled to be phased out of petroleum service in September 2013, but may remain in the chemical trade beyond 2013. Although the Charleston is not OPA 90 compliant, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, that must be made by its mandatory phase-out date in 2013, will bring the Chemical Pioneer into compliance with OPA 90. The Houston and ATB Freeport are double-hulled vessels and therefore do not have phase-out dates.

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

        OPA 90 limits the liability of each responsible party for a tank vessel to the greater of $1,200 per gross registered ton or $10.0 million per discharge. This limit does not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or any person acting in a contractual relationship with a responsible party.

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

        OPA 90 expressly provides that individual states are entitled to enforce their own pollution liability laws, even if inconsistent with or imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have OPA 90-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even where we are not at fault. Some states have established their own requirements for financial responsibility. However, in March 2000, the U.S. Supreme Court decided United States v. Locke. In that case, INTERTANKO challenged tank vessel regulations enacted by the State of Washington. The Court struck down several regulations and remanded the case for review of additional regulations. The Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity, although it noted that states may regulate their own ports and waterways so long as the rules are based on the peculiarities of local waters and do not conflict with federal regulation. As a result of this ruling, at least two states have repealed regulations concerning the operation, manning, construction or design of tank vessels.

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

        We are subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of tank vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5.0 million per incident unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.

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

        Water.    The Federal Water Pollution Control Act, also referred to as the Clean Water Act ("CWA"), imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

        Solid Waste.    Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA"), and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our tank vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be "hazardous" under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify "used oil" as "hazardous waste," provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified "used oil" as

"hazardous" under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

        Air Emissions.    The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 ("CAA"), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our ITBs are equipped with vapor control systems that satisfy these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA has entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may result in material expenditures, however, we do not believe at this time that any of our vessels will be affected by this rulemaking.

        The CAA requires states to draft State Implementation Plans ("SIP"s) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our ITBs are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

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

        In 2002, Congress passed the Maritime Transportation Security Act of 2002 (the "MTS Act") which, together with the International Maritime Organization's recent security proposals (collectively known as The International Ship and Port Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act that have been issued by the U.S. Coast Guard.

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

  •
  the prices we obtain for our services;

  •
  the level of demand for our vessels,

  •
  the level of our operating costs, including payments to our general partner;

  •
  delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

  •
  the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

  •
  the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels; and

  •
  prevailing economic and competitive conditions.

In addition, the actual amount of cash we will have available for distribution each quarter will depend on other factors such as:

  •
  the level of capital expenditures we make, including for acquisitions, drydockings for repairs, repurposing or retrofitting of vessels to comply with OPA 90, newbuildings, and compliance with new regulations;

  •
  the restrictions contained in our debt instruments and our debt service requirements;

  •
  fluctuations in our working capital needs;

  •
  our ability to make working capital or other borrowings, including borrowings to pay distributions to unitholders; and

  •
  the amount of reserves, including reserves for future capital expenditures and other matters, established by our general partner.

        The agreements governing our indebtedness prohibit us from paying distributions following a default, including without limitation any failure to satisfy the financial covenants in our credit agreement. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distributions we have historically paid on our common units (excluding our subordinated and general partner units) are $5.1 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than nine quarters (five quarters if the minimum quarterly distributions on our subordinated and general partner units are also paid).

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

The amount of cash we have available for distribution to unitholders depends primarily on our liquidity and cash flow and not solely on profitability.

        The amount of cash we have available for distribution depends primarily on our liquidity and cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income. Our net income per unit for each of 2007, 2006 and 2005 was less than the annual distribution of $1.80 per unit, and we did not pay the minimum quarterly distribution on our subordinated and general partner units for the fourth quarter of 2007 in order to increase cash available for our operations and the payment of distributions on the common units in 2008.

        The amount of available cash we need to pay the minimum quarterly distribution for four quarters in 2008 on the currently outstanding common units is approximately $20.4 million, and is $33.5 million when the minimum quarterly distribution is paid on the currently outstanding subordinated and general partner units.

        Our liquidity has been, and may continue to be, affected by several factors, some of which are outside our control, including:

  •
  Cost overruns on the construction of the ATB Freeport of approximately $24.4 million from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under our credit facility, thereby reducing availability under the credit facility to meet our ongoing liquidity requirements, and increased interest expense.

  •
  The potential for reduced cash flows and operating margins from our ITB fleet due to the expiration of the Hess support agreement in September 2007, which provided us minimum rates on our vessels, reduced demand for our ITBs due to an increasing supply of vessels, lower rates in the spot market due to an increasing number of vessels competing in that market and higher operating expenses of our ITBs due to their age.

  •
  Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of our seagoing personnel. The two agreements, which follow agreements reached by other vessel operators in our industry, are expected to increase vessel personnel expenses by approximately $3.0 million in 2008 when compared to the 2007 levels under the expired contracts.

To the extent the foregoing or other factors negatively impact our future operating results, our available cash will be adversely affected. Our inability to adequately address any liquidity issues that may arise in the future could impact our ability to pay the minimum quarterly distribution in full.

As a result of the expiration of the Hess support agreement, we are no longer assured minimum charter rates on our ITBs, and the employment of our ITBs is now subject to market conditions.

        In connection with our purchase of six ITB units from Hess in September 2002, Hess agreed that, until September 13, 2007, if the contract rate for a charter of any of the vessels we acquired was less than the rate specified in our support agreement with Hess, Hess would, subject to specified limited exceptions, pay us the difference between the two rates. In the event the charter rates we received at any time during the term of the agreement on the ITB units exceeded the Hess support rate, we were required to pay such excess amounts to Hess until we had repaid Hess for all support payments previously made by Hess to us. During 2004 and 2005 Hess made net support payments to us aggregating $4.0 million and $1.0 million, respectively. During the year ended December 31, 2006 and the period from January 1, 2007 through September 13, 2007, we made net support payments to Hess aggregating $0.5 million and $3.3 million, respectively. The aggregate net amount of all support payments made by Hess to us during the term of the agreement was $8.6 million.

        Our ITB fleet is currently our largest source of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the expiration of the Hess Support Agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that at least half of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates, and the likelihood of lower rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years, and could adversely affect our ability to remain in compliance with the financial covenants in our debt agreements.

        As a result of the expiration of the Hess support agreement, we are now subject entirely to market conditions for future long-term charters and to rates that we can obtain in the spot market. If future long-term charter rates decline or if current or future spot rates decline, it could have a material adverse effect on our business, and our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

        We lack extended historical financial and operational data without the benefit of the Hess support agreement, making it more difficult for an investor to evaluate our business, forecast our future revenues and other operating results and assess the merits and risks of an investment in our common units. This lack of information will increase the risk of your investment.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified or repealed.

        We are subject to the Jones Act and other federal laws that restrict maritime transportation between points in the United States to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens and manned by U.S. crews. Compliance with the Jones Act increases our operating costs. We are responsible for monitoring the ownership of our common units and other partnership interests to ensure our compliance with the Jones Act. If we do not comply with these restrictions, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels

        During the past several years, interest groups have lobbied Congress to modify or repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act and cargo preference laws. Foreign vessels generally have lower construction costs and generally operate at significantly lower costs than we do in the U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act and cargo preference laws currently benefiting U.S. flag vessels. If these efforts are successful, it could result in significantly increased competition and have a material adverse effect on our business, results of operations and financial condition and our ability to pay distributions on the common units and principal of and interest on, our indebtedness. As a result of Hurricanes Katrina and Rita, a short-term waiver, which expired on October 24, 2005, was granted by the U.S. Department of Homeland Security, lifting the Jones Act restriction on foreign-flag carriers, allowing these carriers to replace transporting needs arising from out-of- service pipelines. We cannot assure that future waivers will not be granted or that any such waivers will not have a material adverse effect on our business, results of operation and financial condition.

Because we must make substantial expenditures to comply with mandatory drydocking requirements for our fleet, and because these expenditures may be higher than we currently anticipate, we may not have sufficient available cash to pay the minimum quarterly distribution in full.

        Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for inspection and maintenance twice every five years and will require that any newly constructed product tankers be drydocked twice every five years. To date our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock ("UWILD") Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. We were recently advised by the U.S. Coast Guard that U.S. flagged non-double hulled tank vessels that are over 15 years in age and trade internationally will not, consistent with International Maritime Organization regulations, be eligible to participate in the UWILD Program. However, the U.S. Coast Guard has advised us that it will consider for participation in the UWILD Program non-double hulled tank vessels that are over 15 years of age but only trade domestically. To the extent we are unable to obtain such waivers regarding the drydocking of our ITB units, we could experience additional off-hire days, which will reduce our revenue. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

        We estimate that future drydockings of ITBs will cost approximately $6.0 million per vessel. We estimate drydocking of the parcel and product tankers will cost approximately $3.5 million to $6.0 million per vessel, drydocking of the ATB units will initially cost approximately $1.0 million to $2.0 million per vessel and drydocking of the new tankers, if acquired by us from the Joint Venture, will cost approximately $3.5 million to $4.0 million per vessel. When drydocked, each of our ITB units will be out of service for approximately 50 to 70 days, each of our parcel tankers and the Houston will be out of service for approximately 35 to 60 days, each of our ATB units will be out of service approximately 25 days and each of our new tankers will be out of service for approximately 35 to 40 days. If we are required to conduct a second drydock for our ITBs in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. Even if our ITBs continue to participate in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and therefore not earning any revenue, for an additional 12 days each time a survey is conducted, at a cost of $0.5 million. The longer out of service period and increased expense of a drydocking as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition and results of operations. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness.

        Because the required drydocks for the Sea Venture in 2011 and the ITB units in 2010 (ITB Jacksonville and ITB New York), 2011 (ITB Groton and ITB Mobile) and 2012 (ITB Baltimore and ITB Philadelphia) occur near their respective mandatory phase-out dates under OPA 90, it may not be economical for us to perform the drydocks on one or more of those vessels. In such event, if the vessel taken out of service is not replaced, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness.

We will need to acquire OPA 90 compliant vessels in order to maintain a significant presence in the domestic coastwise transportation of petroleum products, which will be expensive, and may cause us to reduce the amount of our cash distributions or prevent us from raising the amount of our cash distributions.

        Under OPA 90, we will be required to phase-out the use of substantially all our currently operated vessels to carry petroleum-based products beginning in 2012 unless we retrofit these vessels. The phase-out dates for these vessels are: Groton and Jacksonville (2012), Baltimore, Charleston, Chemical Pioneer, Sea Venture and New York (2013) and Mobile and Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting petroleum and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90. As we currently do not believe it will be economically viable to retrofit our ITBs to become OPA 90 compliant, the only option to maintain a significant market presence in the domestic coastwise transportation of petroleum products is to acquire OPA 90 compliant vessels.

        As part of our OPA 90 compliance program, we entered into a contract with NASSCO for the construction of nine 49,000 deadweight tons ("dwt") double-hulled tankers, the first five of which are being financed through the Joint Venture. If the Joint Venture does not elect to construct the four additional tankers, we will be obligated to arrange financing for the construction of the tankers or assign the contract to a third party, and if we need to fund such construction this will limit the cash we have available to make distributions on our units and to pay interest on, and principal of, our indebtedness. Our ability to fund construction of these four tankers will be limited to an extent by our debt agreements. Although we have the right to purchase the tankers being constructed by the Joint Venture, there can be no assurance that we will be able to obtain the funds necessary to purchase any of such vessels. Our inability to purchase tankers from the Joint Venture, particularly in light of the fact that it may not be economically viable to retrofit our ITBs, could have a material adverse effect on our business, results of operations, financial condition and our ability to pay distributions on our units and to pay interest on, and the principal of, our indebtedness.

        Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that only a minor modification, which is estimated to cost approximately $0.5 million, must be made by 2013 to bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to avoid generating too much non-qualifying income. A corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness. The Sea Venture is not OPA 90 compliant and we currently intend to operate the Sea Venture in the chemical trade beyond its OPA 90 phase out date in September 2013. The Sea Venture will operate in a subsidiary taxed as a corporation commencing in the first quarter of 2008.

Our general partner is required to deduct estimated maintenance capital expenditures from basic surplus each quarter, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted. In addition, the amount of estimated maintenance capital expenditures our general partner is required to deduct from basic surplus each quarter is based on our current estimates and could increase in the future.

        Our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus was $20.9 million in 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from basic surplus. If our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures exceed our previous estimates.

Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel and may increase due to changes in governmental regulations, safety or other equipment standards.

        Capital expenditures and other costs necessary to operate and maintain our vessels tend to increase with the age of the vessel. Accordingly, it is likely that the operating costs of our older vessels will increase. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. For example, if the U.S. Coast Guard or the American Bureau of Shipping, an independent classification society that inspects the hull and machinery of commercial ships to assess compliance with minimum criteria as set by U.S. and international regulations, enacts new standards, we may be required to make significant expenditures for alterations or the addition of new equipment. In order to satisfy any such requirement, we may be required to take our vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions, including customer requirements, may not justify these expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives.

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels, which would have a material adverse effect on our business and our ability to pay the minimum quarterly distribution on our units and to pay interest on, and principal of, our indebtedness.

        We must make substantial capital expenditures to maintain the operating capacity of our fleet. These capital expenditures include expenditures for drydocking our vessels, modifying our vessels and acquiring new vessels to replace existing vessels as they reach the end of their useful lives. In order to fund our capital expenditures including, without limitation, our planned purchase of the vessels from the Joint Venture and the construction of the four additional vessels if the Joint Venture elects not to construct the additional vessels, we may be required to incur borrowings, enter into sale/leaseback transactions or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing, the nature of the employment of the vessel and offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or construct or purchase new vessels and could have a material adverse effect on our business, results of operations and financial condition, our ability to make distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture. Even if we are successful in obtaining necessary funds, the terms of such financing could limit our ability to pay cash distributions. In addition, issuing additional units will dilute your ownership interest in us and increase the amount of cash necessary to make minimum quarterly distributions on our units. Incurring additional debt may significantly increase our interest expense, which could have a material adverse effect on our ability to make cash distributions. Our failure to obtain the funds necessary to purchase the vessels constructed by the Joint Venture would limit our ability to continue to operate our business as currently conducted. If we are unable to finance the purchase of the tankers from the Joint Venture, our ability to carry products that generate qualifying income will be substantially reduced, which will have a material adverse effect on our cash available to pay distributions on our units.

A decline in demand for refined petroleum, petrochemical and commodity chemical products, or decreases in U.S. refining activity, particularly in the coastal regions of the United States, or a decrease in the cost of importing refined petroleum products, could cause demand for U.S. flag tank vessel capacity and charter rates and vessel values to decline, which would decrease our revenues, our ability to pay the minimum quarterly distribution on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

        The nature, timing and degree of changes in U.S. flag shipping industry conditions are subject to market forces that have proven to be unpredictable and may adversely affect the values of our vessels and may result in significant fluctuations in the amount of charter hire we earn, which could result in significant fluctuations in our quarterly results. Charter rates and vessel values may fluctuate over time due to changes in the demand for U.S. flag product carriers and barges. Charter rates will affect the amount of cash available to make cash distributions and to pay interest on, and principal of, our indebtedness. Because our vessels constitute a major component of the assets securing our indebtedness, a decrease in vessel value could adversely affect our ability to borrow.

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

        Additionally, the demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region. Any decline in refining capacity on the Gulf Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly curtailed in 2005 and 2006, with repairs to hurricane—damaged Gulf Coast refineries being completed in late 2006. While the Energy Information Administration of the U.S. Department of Energy (EIA) has estimated that incremental capacity expansions will increase the capacity of Gulf Coast refineries by 1.6 million barrels per day (bpd) by 2016, it is possible that some or all of the proposed refinery expansions may be delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products if refining capacity is not expanded or decreases from current levels demand for our vessels could decrease, which could affect our ability to grow our fleet, revenues and cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness.

        The demand for U.S. flag tank vessel capacity is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels because of the higher construction and operating costs of U.S. flag vessels due to the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. Therefore, it has historically been cheaper for certain areas of the United States, such as the northeastern United States, to import refined petroleum products than to obtain them from U.S. refineries. International shipping rates can influence the amount of refined petroleum products imported into the United States. If the cost of foreign shipping of imported refined petroleum products, which is currently at historically high levels, decreases, charter rates for foreign flag vessels may decline, making it cheaper to import refined petroleum products to other regions of the East Coast and the West Coast to meet demand. If this were to occur, demand for our oil product vessels and charter rates could decrease, which could have a material adverse effect on our business, results of operations and financial condition, our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

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

        We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and any claims covered by insurance would be subject to deductibles, the aggregate amount of which could be material. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our vessels failing to maintain certification with applicable maritime self-regulatory organizations. Any uninsured or underinsured loss could harm our business and financial condition and have a material adverse effect on our operations. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and we cannot guarantee that any particular insurance claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.

        We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness. See "—We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations."

Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations.

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

Decreased utilization of our vessels due to bad weather could have a material adverse effect on our operating results and financial condition.

        Unpredictable weather patterns tend to disrupt vessel scheduling and supplies of refined petroleum products and our vessels and their cargoes are at risk of being damaged or lost because of bad weather. In addition, adverse weather conditions can cause delays in the delivery of newbuilds and in transporting cargoes. Under our spot voyage charters, we bear the risk of delays due to weather conditions. We estimate our revenues and EBITDA were negatively impacted during 2007 by approximately $2.3 million and $2.0 million, respectively, due to the 61 day unplanned out-of-service period for the ITB Baltimore to repair damages it sustained from Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

An increase in the price of fuel may adversely affect our business and results of operations.

        The cost of fuel for our vessels is a significant component of our voyage expenses under our voyage charters and we have recently experienced significant increases in the cost of fuel used in our operations. While we have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters, there can be no assurances that we will be able to pass on any future increases in fuel prices. If fuel prices continue to increase and we are not able to pass such increases on to our customers, our business, results of operations, financial condition and ability to make cash distributions and to pay interest on, and principal of, our indebtedness may be adversely affected.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

        The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer's needs and other factors, many of which are beyond our control. Our three largest customers each in 2007, 2006 and 2005, based on revenue, accounted for approximately 47%, 60% and 65% of our consolidated revenues for those periods, respectively. No other customer accounted for more than 10% of our consolidated revenues for those periods. At any given time in the future, the cash reserves of our customers may be diminished or exhausted and we cannot assure you that the customers will be able to make charter payments to us. If our customers are unable to make charter payments to us, our results of operations and financial condition will be materially adversely affected. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.

        Our vessels are inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. Failure to meet our customers' inspection standards could cause them not to contract with us, and could adversely impact our operating results.

We may not be able to renew our long-term contracts when they expire, or obtain contracts for the vessels we have under construction, which could adversely affect our operations.

        Our three parcel tankers, the Chemical Pioneers, the Charleston and the Sea Venture, as well as the ATB Freeport, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for virtually all of their respective usable capacity for 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the parcel tanker fleet. Additionally, we commenced a long-term charter that accounts for 100% of the usable capacity of the Houston through mid-2011. These arrangements may not be renewed or, if renewed, may not be renewed at similar rates. Although we have obtained a long-term charter for our ATB scheduled to be delivered in August 2008, we have not yet obtained any charters for the ATBs scheduled to be delivered in November 2008 and August 2009.

        Of our six ITBs, one is currently operating in the spot market, two are operating under consecutive voyage charters that expire in the first half of 2008, and three are operating under time charters that expire in April 2008, May 2008 and December 2008, respectively. As a result of the newbuild vessels entering the market, as well as the age of our vessels, we may not be able to achieve charter rates for and utilization of the ITBs that in combination provide revenue and/or EBITDA that on average are equal to or greater than the revenue and EBITDA achieved under the old contracts and the Hess support agreement. If our revenue and EBITDA on the ITBs are significantly lower than achieved under the old contracts or under the Hess support agreement or if we cannot obtain rates on our newbuild vessels that would provide a reasonable return on these new vessels, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness. Additionally, to the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, and our ability to pay principal of, and interest on, our debt.

        Our business has high fixed costs that continue even if our vessels are not in service. In addition, low utilization due to reduced demand or other causes or a significant decrease in charter rates could have a significant negative effect on our operating results and financial condition.

Industry trends away from long-term charters in favor of shorter-term charters may impact our ability to finance newly built vessels.

        The long-haul marine transportation services market for refined petroleum products in the U.S. domestic "coastwise" trade appears to be trending away from long-term charters in excess of three years in favor of shorter-term charters. If this trend continues, it will become increasingly difficult for us to finance the construction and purchase of new vessels with long-term debt or capital leases. In determining the amount of credit to extend with respect to a particular vessel, lenders place higher values on predictable cash flows that result from longer-term charters. If we cannot secure long-term charters for the product tankers currently under construction, we many not be able to obtain adequate debt financing to acquire these vessels on reasonable terms or at all.

We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.

        We currently own six ITB units, one product tanker, three parcel tankers and one ATB unit. Much of our capacity is committed to certain customers through long term contracts. In the event any of our ITB units or parcel tankers has to be taken out of service for more than a few days, we may be unable to fulfill our obligations under our long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third-party for use of a vessel, at our expense, to transport the charterer's products, which might not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.

        Also, if any of our four ATB units currently under construction or on order are not completed by the scheduled due date, we may be unable to fulfill our obligations under the long-term contracts we expect to have in place at the time of delivery. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer's products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.

        When we acquired the Charleston from ExxonMobil in May 2004, we agreed to transport cargo for ExxonMobil generally transported by the S/R Wilmington while such vessel was in drydock. We are obligated to use our best efforts to assist ExxonMobil in covering its cargo transportation requirements that would have been covered by the S/R Wilmington during future drydocks of that vessel. The next scheduled drydock for the S/R Wilmington is scheduled for 2009. This obligation to cover ExxonMobil cargo requirements will reduce our cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

        We estimate our revenues and EBITDA were negatively impacted during 2007 by approximately $2.3 million and $2.0 million, respectively, due to the 61 day unplanned out-of-service period for the ITB Baltimore in 2007 to repair damages it sustained from Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

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

        Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense and obtaining such charters generally requires a lengthy and time consuming screening and bidding process that may extend for months. The most important factors determining whether a contract will be awarded include:

  •
  availability, age and capability of the vessels;

  •
  ability to meet the customer's schedule;

  •
  price;

  •
  safety record;

  •
  ability to satisfy the customer's vetting requirements;

  •
  reputation, including perceived quality of the vessel; and

  •
  quality and experience of management.

        Some of our competitors may have greater financial resources and larger operating staffs than we do. As a result, they may be able to make vessels available more quickly and efficiently, transition to double-hulled vessels more rapidly and withstand the effects of declines in charter rates for a longer period of time. They may be better able to address a downturn in the domestic demand for refined petroleum, petrochemical or commodity chemical products. As a result, we could lose customers and market share to these competitors.

        All of our ITBs were originally constructed more than 20 years ago. While all of these vessels are "in-class," meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and comply with the applicable rules and regulations of the United States Coast Guard, some existing and potential customers have stated that they will not charter vessels that are more than 20 years old. As a result of this age limitation, and the number of newbuilds expected to come into the market in the next several years, it is likely that demand for our ITBs, will be adversely affected.

        We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the announced newbuilding programs, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase, which will likely result in a decrease in charter rates, particularly in the spot market. In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain for, and utilization of, our vessels, and limit our ability to obtain charters for our ITBs at reasonable rates. In addition, as a result of these newbuilding programs and customer reluctance to employ older vessels, there may be limited, demand for retrofitted ITBs, which may make the retrofitting of our ITBs uneconomical. If supply increases at a faster rate than demand, the charter rates and demand for our vessels could decline significantly.

        Our ITB fleet is currently our largest source of revenue and EBITDA. However, the expiration of the Hess Support Agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that at least half of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates, and the likelihood of lower rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years, and could adversely affect our ability to remain in compliance with the financial covenants in our debt agreements.

        We face competition from refined petroleum product pipelines. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by tank vessel. The construction of new pipeline segments to carry petroleum products into our markets, including pipeline segments that connect with existing pipeline systems, the expansion of existing pipelines and the conversion of existing non-refined petroleum product pipelines, could adversely affect our ability to compete in particular locations.

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

If no market for retrofitted or repurposed ITBs develops, our business and our ability to pay the minimum quarterly distribution on our units and to pay interest on, and principal of, our indebtedness could be adversely affected.

        Our ITB fleet is currently our largest source of revenue and EBITDA. However, the expiration of the Hess support agreement in September 2007, the fact that more of our ITBs are expected to operate in the spot market, where vessels are employed on a single voyage basis, rather than under long-term charters, increased pressure on rates in the spot market due to an increasing supply of vessels, customer reluctance to charter older vessels and higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years. See "—The amount of cash we have available for distribution to unitholders depends primarily on our liquidity and cash flow and not solely on profitability." In addition, as a result of the newbuilding programs and customer reluctance to employ older vessels, there may be limited demand for retrofitted or repurposed ITBs following their OPA phase out dates between 2012 and 2014. If we are unable to acquire new vessels to replace our ITBs in the petroleum transportation market, or if it is not economically viable to retrofit any of our ITBs, our business, ability to pay the minimum quarterly distribution and to pay interest on, and principal of, our indebtedness could be adversely affected.

Our vessels, particularly our ITBs, may be limited from international transportation of petroleum products due to international regulations similar to OPA 90. This may limit the overseas opportunities of our vessels.

        International standards, as promulgated by the International Maritime Organization ("IMO"), require that our vessels meet standards similar to OPA 90 standards four years prior to OPA 90 phase-out requirements. While we do not currently transport petroleum internationally, our ITBs will not be permitted to trade petroleum products internationally beyond phase-out dates that commence in 2008 through 2010, limiting alternate uses. Additionally, if we were to utilize vessels to trade petroleum internationally, such vessels may not qualify for participation in the UWILD Program, which requires that the vessels older than 15 years participating in the UWILD Program only trade domestically.

Delays or cost overruns in the construction of a new vessel or the drydock maintenance of existing vessels could adversely affect our business. Revenue from new or retrofitted vessels may not be immediate or as high as expected.

        We currently have four new ATB units under construction or on order, and plan to purchase up to nine new product tankers from the Joint Venture if we can obtain the necessary financing. In addition, each of our vessels must undergo mandatory drydocking for major repair and maintenance twice every five years (although to date we have been able to obtain waivers from the U.S. Coast Guard that allow us to drydock our ITB units once every five years with a mid-period underwater survey in lieu of drydocking) and, on occasion, may undergo unscheduled drydocking due to damage. To the extent we are unable to obtain waivers regarding the drydocking of our ITB units, we could experience additional off-hire days, which will reduce our revenue, and increased costs, which will adversely affect our cash available to make cash distributions and to pay interest on, and principal of, our indebtedness. The new tankers being constructed by the Joint Venture will be required to be drydocked twice every five years. We estimate that drydocking these vessels will cost approximately $6.0 million per ITB unit (although if we are required to conduct a second drydock for our ITBs in each five year period rather than rely on an underwater survey, we estimate that this second drydock will cost approximately $1.0 million to $2.0 million), $1.0 million to $2.0 million per ATB unit, $3.5 million to $6.0 million per parcel tanker and the Houston, and $3.5 million to $4.0 million per new tanker vessel. These projects will be subject to the risk of delay or cost overruns caused by the following:

  •
  inability of the selected contractors to perform their obligations under the various construction agreements;

  •
  unforeseen quality or engineering problems;

  •
  work stoppages or labor shortages;

  •
  unanticipated cost increases;

  •
  our requests for changes to the original vessel specifications;

  •
  inability to have the work performed in the United States;

  •
  delays in receipt of necessary equipment;

  •
  inability to obtain the requisite permits, approvals or certifications from the U.S. Coast Guard and the American Bureau of Shipping upon completion of work;

  •
  changes in governmental regulations or maritime self-regulatory organization standards; and

  •
  weather related conditions, such as hurricanes.

        Significant delays or construction cost overruns could have a material adverse effect on expected contract commitments for new or modified vessels and our future revenues, liquidity and cash flows. The construction of the ATB units and the new tankers may not be completed on schedule or at all or at the budgeted cost or we may not have sufficient funds to purchase the tankers from the Joint Venture. Our first delivered ATB unit, the ATB Freeport, was delivered more than one year after its originally scheduled delivery date and at a cost (after giving effect to a payment by the original contractor to cover certain cost overruns, but exclusive of capitalized interest and credits and other legal claims that we believe we can recover) approximately $46.0 million higher than the original cost under the contract; this delay and cost overrun had an adverse effect on our liquidity and results of operations. The construction contracts for the new ATBs and the tankers being constructed contain cost escalators that could increase the cost of constructing these vessels. In addition, our anticipated revenues may not increase immediately upon the expenditure of funds to construct or purchase the vessels. For instance, when we build a new vessel, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after the vessel is put in operation. Moreover, significant delays in construction of new vessels could allow a charterer to cancel the charter or require us to charter additional vessels to meet our contractual obligations. Furthermore, customer demand for, and revenues from, new vessels may not be as high as we currently anticipate and, as a result, our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness, and our ability to obtain a return on our investment in new vessels or the Joint Venture, may be adversely affected.

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

        One of the ways we intend to grow our business and replace vessels that are not OPA 90 compliant is through the construction and purchase of new vessels. In our efforts to expand our business by constructing new vessels, we have entered into a contract with NASSCO to construct nine 49,000 dwt double-hulled petroleum tankers. We have formed the Joint Venture for the construction of the first five petroleum tankers by NASSCO, and have committed to provide $70.0 million of equity financing. If we are not able to purchase vessels from the Joint Venture or our vessel purchase option is terminated as a result of foreclosure under the Joint Venture credit facility or other adverse events, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness, and our investment in the Joint Venture will likely be negatively impacted.

        In the fourth quarter of 2007, we and our Joint Venture reached an agreement with NASSCO to accelerate the construction of the first five product tankers. Under the original arrangement with NASSCO, the first five product tankers were to be delivered between the second quarter of 2009 through the third quarter of 2011. Under the recent agreement, the product tankers will be delivered between the second quarter of 2009 and the first quarter of 2011. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. The acceleration of the tankers' construction combined with the possibility that the vessels may not immediately be sold out of the Joint Venture increases the possibility that the Joint Venture will require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture, at levels above current commitments.

        In addition, if the Joint Venture experiences increased construction costs above the current commitments of capital to the Joint Venture, the Joint Venture will need to obtain additional capital, which may not be available on acceptable terms or at all. If we do not provide our pro rata share of any additional equity capital required by the Joint Venture, our interest in the Joint Venture could be diluted. If the Joint Venture cannot otherwise obtain any required additional financing, our investment in the Joint Venture could be at risk. In addition, we will only receive a return of, and a return on, our investment in the Joint Venture after the other equity investors receive a return of their capital and a specified return on their investment, and therefore any cost overruns or failure to sell the vessels for expected prices will adversely affect the value of our equity investment. If the Joint Venture only constructs the first five vessels and we are unable to finance the construction of vessels six through nine and therefore must pay damages to NASSCO as described below, we do not expect to receive any return on, or return of, the capital we contributed to the Joint Venture. Further, the purchase price for the newly constructed vessels may be too high to be justified based on then existing charter rates or we may not otherwise be able to obtain the necessary financing on acceptable terms or at all.

        Our construction contract with NASSCO obligates Product Carriers to construct nine tankers, of which the Joint Venture has only committed to construct the first five. To the extent the Joint Venture does not elect to construct any of the other four tankers, Product Carriers will be obligated to finance the construction of those vessels. We do not expect that the Joint Venture will assume our remaining obligations with respect to the last four tankers unless at least some of the initial tankers have been disposed of. There can be no assurance that we or Product Carriers will be able to arrange financing to construct such vessels on acceptable terms, or at all. In the event we are unable to obtain financing to purchase the initial tankers from the Joint Venture, we believe it will be very difficult to obtain financing to construct the remaining four tankers. Our inability to finance the construction of up to four vessels could have a material adverse effect on our business, our OPA 90 compliance strategy, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness. In addition, our debt instruments will limit our ability to obtain the necessary financing. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, up to $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

The recent acceleration of the product tankers' construction by the Joint Venture may require the Joint Venture to obtain additional financing for the construction of the product tankers.

        At the time we entered into the Joint Venture, we believed the equity and debt commitments of $500 million, together with the reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers, would be sufficient to construct the first five tankers. In the fourth quarter of 2007, we and our Joint Venture reached an agreement with NASSCO to accelerate the construction of the first five product tankers. Under the original arrangement with NASSCO, the first five product tankers were to be delivered between the first quarter of 2009 through the third quarter of 2011. Under the recent agreement, these product tankers will be delivered between the second quarter of 2009 and the first quarter of 2011. The acceleration of the tankers' construction may require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture. If our Joint Venture cannot meet their financing requirements, it could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

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

  •
  improve our operating and financial systems and controls and enhance and expand our financial accounting and reporting controls and personnel to manage growth activities; and

  •
  obtain required financing and necessary liquidity for our existing and new operations.

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

        Any acquisition of a vessel or business may not be profitable and may not generate returns sufficient to justify our investment. In addition, our acquisition growth strategy exposes us to risks that may harm our business, financial condition and operating results and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness, including the risks that we may:

  •
  fail to realize anticipated benefits (such as new customer relationships) or increase cash flow;

  •
  decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

  •
  significantly increase our interest expense and indebtedness if we incur additional debt to finance acquisitions;

  •
  incur or assume unanticipated liabilities, losses or costs associated with the business or vessels acquired;

  •
  dilute the interest of existing unitholders if we issue additional equity securities to finance acquisitions;

  •
  incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; or

  •
  distract management from its duties and responsibilities as it devotes substantial time and attention to the integration of the acquired businesses or vessels.

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

        Our operations are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws or civil actions. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

        In order to maintain compliance with existing and future laws, we incur, and expect to continue to incur, substantial costs in meeting maintenance and inspection requirements, developing and implementing emergency preparedness procedures, and obtaining insurance coverage or other required evidence of financial ability sufficient to address pollution incidents. These laws can:

  •
  reduce the economic value of our vessels;

  •
  require a reduction in cargo carrying capacity or other structural or operational changes;

  •
  make our vessels less desirable to potential charterers;

  •
  lead to decreases in available insurance coverage for affected vessels; or

  •
  result in the denial of access to certain ports.

        We believe that regulation of the shipping industry will continue to become more stringent and more expensive for us and our competitors. Further, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional regulation. Future environmental and other requirements may be adopted that could limit our ability to operate, require us to incur substantial additional costs or otherwise have a material adverse effect on our business, results of operations or financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

        All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers' International Union that expires in 2012. Licensed officers, including our Captains, are employed under a collective bargaining agreement with the American Maritime Officers union that expires in 2010. Both union agreements effectively commenced in the second quarter of 2007 and are expected to increase vessel personnel costs by approximately $3.0 million in 2008 when compared to the 2007 levels under the expired contracts. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions and to pay interest on, and principal of, our indebtedness.

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

        The employment agreements of Messrs. Paul Gridley and Jeffrey Miller, our chairman and chief executive officer and vice president—chartering, respectively, only require them to spend a majority of their business time in managing our operations. Messrs. Gridley and Miller currently own and operate two Jones Act barges that have been transporting caustic soda and calcium chloride under contracts with third parties, and are permitted to acquire and operate additional tank barges of less than 15,000 deadweight tons under specified circumstances in the transportation of chemical products other than petroleum or petroleum products. Messrs. Gridley and Miller may face conflicts regarding the allocation of their time between our business and their barge business. If Messrs. Gridley and Miller were to spend less time in managing our business and affairs than they do currently, our business, results of operations and financial condition may be adversely affected. In addition, we sublease approximately 75% of our New York office space to companies affiliated with our chairman and chief executive officer. See "—Risks Inherent in an Investment in Us-The members of Shipping Master, including our executive officers, and their affiliates and the Joint Venture may engage in activities that compete directly with us."

        In addition, certain members of our management expect to devote a significant portion of their business time overseeing the construction of the new vessels by the Joint Venture and obtaining contracts for such new vessels. This will reduce the amount of time they have to spend on our business and may pose conflicts in interest in obtaining charters for the Joint Venture's vessels rather than the vessels owned by us. To the extent that such individuals devote time to the management and operation of the Joint Venture, they will not be able to devote such time to us, which could have an adverse effect on our business.

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

        Any future terrorist attacks could disrupt harbor operations in the ports in which we operate, lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operational costs, including insurance costs, and the inability to transport oil, petrochemical and commodity chemical products to or from certain locations. Terrorist attacks, war or other events beyond our control that adversely affect the distribution, production or transportation of oil, petrochemical and commodity chemical products to be shipped by us could entitle our customers to terminate the charters for our vessels, which would harm our cash flow and our business, which would disrupt our operations and result in lost revenue. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

        Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could affect our ability to raise capital.

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

        United States Shipping Master LLC ("Shipping Master") currently indirectly owns the 2% general partner interest and directly owns an approximately 37% limited partner interest in us and owns and controls our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

  •
  our general partner is allowed to take into account the interests of parties other than us, such as our affiliates, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

  •
  our general partner has limited its liability and reduced its fiduciary duties under Delaware law and has also restricted the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty and, by purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

  •
  our general partner determines the amount and timing of asset purchases and sales, capital expenditures (including, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure, which reduces basic surplus, or an expansion capital expenditure, which does not reduce basic surplus), borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders and to pay interest on, and principal of, our indebtedness;

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

        Sterling/US Shipping L.P., the principal member of Shipping Master, the other members of Shipping Master and their respective partners, affiliates and the funds they manage or may manage, management and the Joint Venture, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Only Shipping Master and its controlled affiliates are subject to certain noncompete provisions. In addition, Messrs. Paul Gridley and Jeffrey Miller, our chairman and chief executive officer and vice president—chartering, respectively, own and operate two barges engaged in the transportation of chemical products. Under their employment agreements, Messrs. Gridley and Miller are not prohibited from acquiring and operating additional tank barges of less than 15,000 deadweight tons under specified circumstances. Further, our executive officers will be devoting a portion of their business time overseeing the construction of the new vessels by the Joint Venture and obtaining charters for such new vessels. This will reduce the amount of time they have to spend on our business and may pose conflicts of interest in obtaining charters for the Joint Venture's vessels rather than the vessels owned by us.

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

        Please read "Risks Inherent in Our Business-We depend on key personnel for the success of our business and some of these persons face conflicts in the allocation of their time to our business."

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

        Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner or unitholder. Decisions made by our general partner in its individual capacity will be made by its sole owner, Shipping Master, and not by the board of directors of our general partner. Examples include the exercise of its limited call right, its rights to transfer or vote the units it owns and its determination whether or not to consent to any merger or consolidation of the partnership or amendment of the partnership agreement;

  •
  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in "good faith," meaning that it reasonably believed that the decision is in our best interests;

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

  •
  provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption; and

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud, willful misconduct or gross negligence.

Even if unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen by Shipping Master, which is controlled by Sterling/US Shipping L.P. In addition, Sterling/US Shipping L.P. has the right to designate a majority of the directors of Shipping Master and thus indirectly has the right to designate all the directors of our general partner. For more information, please read "Item 13. Certain Relationships and Related Transactions, and Director Independence."

        Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Accordingly, the unitholders are currently unable to remove our general partner without its consent because Shipping Master and its affiliates own sufficient units to be able to prevent the general partner's removal. Also, if our general partner is removed without cause during the subordination periods and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

        While any class A subordinated units remain outstanding, without the approval of our unitholders, our general partner may cause us to issue up to 2,139,609 additional common units for any purpose without unitholder approval, subject to any limitations imposed by the New York Stock Exchange, and a further 1,149,995 common units to fund the construction of capital improvements. Our general partner may cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval, subject to any limitations imposed by the New York Stock Exchange, in a number of circumstances such as:

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

        Once no class A subordinated units remain outstanding, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders, subject to any limitations imposed by the New York Stock Exchange. Our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

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

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price and is not required to obtain a fairness opinion in connection with the exercise of its call right.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may incur a tax liability upon a sale of your units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Cost reimbursements due to our general partner and its affiliates, which will be determined by our general partner, will reduce available cash for distribution to you.

        Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. All of our employees, including vessel crews, are employees of a subsidiary of our general partner. We reimbursed our general partner $54.3 million, $46.4 million and $37.7 million in the years ended December 31, 2007, 2006, and 2005, respectively. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions.

        In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

        Our partnership agreement requires our general partner each quarter to deduct from basic surplus estimated maintenance capital expenditures, as opposed to actual expenditures, which could reduce the amount of available cash for distribution. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, provided that any change must be approved by the conflicts committee. In addition, see above "Risks Inherent in Our Business—Our general partner is required to deduct estimated maintenance capital expenditures from basic surplus each quarter, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted. In addition, the amount of estimated maintenance capital expenditures our general partner is required to deduct from basic surplus each quarter is based on our current estimates and could increase in the future."

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

        Our leverage is significant in relation to our partners' capital. As of December 31, 2007, our total outstanding long-term debt, including current maturities, was $418.8 million (exclusive of the debt held by the Joint Venture of $41.2 million, which is intended to be non-recourse to us). We can borrow up to an additional $27.0 million under the revolving credit portion of under our amended and restated credit facility, and have the option, with the consent of the lenders, to increase the amount we can borrow by an additional $50.0 million, subject to limitations under the indenture governing our senior notes.

        We are prohibited by our amended and restated credit facility from making cash distributions during an event of default under any of our indebtedness. The indenture under which our senior notes were issued limits the amounts of distributions we may make when our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1. Various limitations in our debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our amended and restated credit facility are secured by substantially all of our assets (other than the assets of our unrestricted subsidiaries including the Joint Venture), and if we are unable to repay our indebtedness under our amended and restated credit facility, the lenders could seek to foreclose on such assets and such lenders would have the right to be paid in full in cash from the proceeds of such assets prior to holders of our senior notes receiving payment from the proceeds of such assets. The assets of the Joint Venture are pledged to the lenders under the Joint Venture's credit facility and Product Carriers pledged its 40% interest in the Joint Venture to the other parties financing the Joint Venture and to NASSCO to secure Product Carriers' obligation to pay damages under the construction contract if the Joint Venture elects not to build vessels six to nine and Product Carriers is unable to finance such construction.

        Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors that are beyond our control. We believe that we will have sufficient cash flow from operations and available borrowings under our amended and restated credit facility to service our indebtedness, although the principal amount of our indebtedness will likely need to be refinanced in whole or in part at maturity. However, a significant downturn in the domestic marine transportation industry or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness and to remain in compliance with our financial covenants. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

        Our leverage may adversely affect our ability to fund future working capital, capital expenditures and other general partnership requirements, pay distributions on our common units, future acquisition, construction or development activities, or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness. Our leverage may make our results of operations more susceptible to adverse economic and industry conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

        Our leverage and the other financial covenants in our amended and restated credit facility and the indenture governing our senior notes could restrict our ability to purchase vessels from the Joint Venture or pay distributions on our common units or limit our ability to obtain the funds necessary to finance the purchase of such vessels through the incurrence of additional debt. Our failure to acquire the vessels constructed by the Joint Venture could materially adversely affect our business, results of operations and financial condition and our ability to pay cash distributions and to pay interest on, and principal of, our indebtedness.

Restrictions in our debt agreements will limit our ability to pay distributions upon the occurrence of certain events.

        Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit facility prohibits our payment of distributions upon the occurrence of the following events, among others:

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

        In addition, the indenture under which our senior notes were issued prohibits us from paying distributions following an event of default and provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distribution per quarter that we have historically paid on our common units (excluding our subordinated and general partners units) is $5.1 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than nine quarters (five quarters if the minimum quarterly distribution on our subordinated and general partner units is also paid).

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

Our common unit price is volatile, which could adversely affect your investment.

        Our common unit price is volatile. Since our initial public offering of common units in November 2004 at a price of $22.50, our common units have traded as high as $28.80 per unit and as low as $8.00 per unit. The market price of our common units is influenced by many factors, some of which are beyond our control, including:

  •
  our quarterly distributions;

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  loss of a large customer or the loss of one or more of our vessels;

  •
  announcements by us or our competitors of significant contracts or acquisitions;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  general economic conditions;

  •
  the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

  •
  future sales of our common units; and

  •
  the other factors described in these "Risk Factors."

        An increase in interest rates may cause a corresponding decline in demand for equity investments in general and in particular for yield-based equity investments such as our common units. Any such increase in interest rates or reduction in demand for our common units resulting from other relatively more attractive investment opportunities may cause the trading price of our common units to decline.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

        Under some circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. We may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

        We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity in our subsidiaries. As a result, our ability to service our debt, including payments of interest on, or the principal of, our senior notes, and make cash distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state limited liability company and corporate laws and other laws and regulations. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the notes when due and make cash distributions to our unitholders. If we are unable to obtain the funds necessary to pay the principal amount of the senior notes at maturity, we may be required to adopt one or more alternatives, such as a refinancing of the senior notes or a reduction in the amount of the quarterly distribution. We cannot assure you that we would be able to refinance the senior notes.

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

        As of December 31, 2007, the senior notes and the related subsidiary guarantees are effectively subordinated to $318.8 million of debt outstanding under our amended and restated credit facility, and we had available and undrawn $27.0 million under our senior secured revolver, all of which is secured by a first priority lien on substantially all of our and our guarantors' assets (including the collateral securing the notes), to the extent of the value of the assets securing such debt. The proceeds from the sale or sales of all of the assets (including the collateral securing the senior notes) securing the amended and restated credit facility might not be sufficient to satisfy the amounts outstanding under the amended and restated credit facility and any other indebtedness permitted to be incurred and secured by first priority liens in the future. The senior notes and the related subsidiary guarantees may not be paid from the proceeds received from the sale of the collateral following a default until after payment in full in cash of all obligations secured by the first priority liens on such collateral. The senior notes and related subsidiary guarantees are effectively subordinated to such debt to the extent of the value of the assets securing such debt. The senior notes are secured by all existing and in certain cases future vessels owned by us and our guarantors and a certain escrow account, while our amended and restated credit facility is secured by substantially all of our and our guarantors' assets. The senior notes are effectively subordinated to the amended and restated credit facility and any future obligations secured by first priority liens to the extent of the value of the assets that secure these obligations, but not the senior notes. In addition, subject to the restrictions contained in the indenture, we may incur additional debt that will be secured by first priority liens on the collateral securing the senior notes or by liens on assets that are not pledged to the holders of senior notes, all of which would effectively rank senior to the senior notes to the extent of the value of the assets securing such debt. The value of the collateral securing the senior notes in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of such collateral in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry are distressed, which might increase the supply of similar assets and/or decrease the number of potential buyers and therefore reduce the amounts that could be recovered. The condition of such collateral is likely to deteriorate during any period of financial distress preceding a sale of the collateral. Accordingly, the proceeds of any sale of the collateral securing the senior notes following an acceleration of maturity with respect to the senior notes is unlikely to be sufficient to satisfy, and may be substantially less than, amounts due on the senior notes. The senior notes will not be repaid from the proceeds of collateral following a default until the amended and restated credit facility and our other obligations that are secured on a first priority basis are repaid in full. If such proceeds were not sufficient to repay amounts outstanding under the notes, then holders of such notes (to the extent not repaid from the proceeds of the sale of the collateral) would only have an unsecured claim against our remaining assets.

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

        The rights of the holders of the senior notes with respect to the collateral securing such notes are substantially limited pursuant to the terms of the lien-ranking agreements set forth in the indenture governing the senior notes and in the intercreditor agreement between, among others, the trustee for the senior notes and the collateral agent under our amended and restated credit facility. Holders of any indebtedness that is incurred in the future and secured by a first lien security interest in the collateral will be required to become a party to the lien-ranking agreements. Under those lien-ranking agreements, at any time that obligations that have the benefit of the first priority liens are outstanding, any actions that may be taken in respect of the collateral, including the ability to cause the commencement of enforcement proceedings against the collateral and to control the conduct of such proceedings, and the approval of amendments to and waivers of past default under the collateral documents, will be at the direction of the lenders under the amended and restated credit facility and holders of any other obligations secured by the first priority liens. As a result, the trustee, on behalf of the holders of the senior notes, will not have the ability to control or direct such actions, even if the rights of the holders of the senior notes are adversely affected. Additionally, releases of collateral from the second priority lien securing the senior notes are permitted under some circumstances without the consent of the holders of the senior notes.

Bankruptcy laws may limit the ability of holders of senior notes to realize value from the collateral.

        The right of the trustee or other agent to repossess and dispose of the collateral upon the occurrence of an event of default under the indenture governing the senior notes, any future credit facilities or other indebtedness secured by the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the collateral. Under the bankruptcy code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the bankruptcy code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to circumstances, but it is intended in general to protect the value of the secured creditor's interest in the collateral and may include cash payments or the granting of additional security, if and at such times as the court in its discretion determines that the value of the secured creditor's interest in the collateral is declining during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term "adequate protection" and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the senior notes could be delayed following commencement of a bankruptcy case, (2) whether or when the collateral agent could repossess or dispose of the collateral or (3) whether or to what extent holders of the senior notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of "adequate protection." In addition, the right of a secured creditor to receive interest on its claim that accrues after the bankruptcy case is subject to the court's determination that the value of the collateral is at least equal to the amount of collateral that secures the claim.

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

The collateral agent's ability to exercise remedies is limited.

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

        If we or any guarantor were to become subject to a bankruptcy proceeding, any liens recorded or perfected after the issue date of the senior notes would face a greater risk of being invalidated than if they had been recorded or perfected on the issue date. If a lien is recorded or perfected after the issue date, it may be treated under bankruptcy law as if it were delivered to secure previously existing debt. In bankruptcy proceedings commenced within 90 days of lien perfection, a lien given to secure previously existing debt is materially more likely to be avoided as a preference by the bankruptcy court than if delivered and promptly recorded on the issue date of the senior notes. Accordingly, if we or a guarantor were to file for bankruptcy, after the issue date of the senior notes and the liens that had been perfected less than 90 days before commencement of the bankruptcy proceeding, the liens securing the senior notes may be specially subject to challenge as a result of having been delivered after the issue date of such notes. To the extent that such a challenge succeeded, holders of senior notes would lose the benefit of the security that the collateral was intended to provide.

A court may use fraudulent conveyance considerations to avoid or subordinate the subsidiary guarantees.

        Various applicable fraudulent conveyance laws have been enacted for the protection of creditors. A court may use fraudulent conveyance laws to subordinate or avoid the subsidiary guarantees of the senior notes issued by any of our subsidiary guarantors. It is possible that under certain circumstances a court could hold that the direct obligations of a subsidiary guaranteeing the senior notes could be superior to the obligations under that guarantee. A court could avoid or subordinate the guarantee of the senior notes by any of our subsidiaries in favor of that subsidiary's other debts or liabilities to the extent that the court determined either of the following were true at the time the subsidiary issued the guarantee:

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

        Among other things, a legal challenge of a subsidiary's guarantee of the notes on fraudulent conveyance grounds may focus on the benefits, if any, realized by that subsidiary as a result of our issuance of the senior notes. To the extent a subsidiary's guarantee of the senior notes is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the senior note holders would cease to have any claim in respect of that guarantee.

We may not be able to repurchase the senior notes upon a change of control.

        Upon the occurrence of specific change of control events affecting us, holders of senior notes will have the right to require us to repurchase such notes at 101% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of payment. Our ability to repurchase the senior notes upon such change of control would be limited by our access to funds at the time of the repurchase and the terms of our other debt agreements. A change of control would cause a default under our amended and restated credit facility. Upon a change of control event, we may be required immediately to repay the outstanding principal, any accrued interest on and any other amounts owed by us under our credit facilities, the senior notes and other outstanding indebtedness. The source of funds for these repayments would be our available cash or cash generated from other sources. However, we cannot assure you that we will have sufficient funds available upon a change of control to fund any required repurchases of this outstanding indebtedness and to pay damages under other agreements. In addition, certain important partnership events, such as leveraged recapitalizations, that would increase the level of our indebtedness would not constitute a "change of control" under the indenture governing the senior notes.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, this would reduce cash available for distribution to unitholders.

        The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. For federal income tax purposes, we take the position that we are a partnership that is not subject to federal income tax. We can take this position only if 90% or more of our gross income in each year consists of certain identified types of "qualifying income" (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof). Consequently, we are required to make certain decisions regarding whether our revenue is qualifying income and to perform certain activities through subsidiaries that are taxable as regular domestic corporations. We have not requested, and do not plan to request, a ruling from the IRS or any state on our status as a partnership or any other matter affecting us. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS or a state tax authority may materially and adversely impact the market for our common units, our notes and the prices at which they trade. In addition, the costs of any contest with the IRS or a state tax authority will result in a reduction in cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness.

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

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders and to pay interest on, and principal of, our indebtedness would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively affect the value of an investment in our common units.

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

        If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated, which decreased the unitholder's tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder's tax basis in that common unit, even if the price the unitholder receives is less than the unitholder's original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years for which the statute of limitations has expired. In addition, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Unitholders may be subject to state, local and foreign taxes and return filing requirements as a result of investing in our common units.

        In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. It is the responsibility of unitholders to file all federal, state, local and foreign tax returns. We do not provide tax advice to our prospective or current unitholders and recommend they consult with their tax advisor for further guidance and additional tax related information.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

        We conduct the operations of our vessels, the Chemical Pioneer and the ATB Freeport, through subsidiaries that are taxed as corporations. We began to operate the ITB Philadelphia and the Sea Venture in subsidiaries that are taxed as corporations commencing in December 2007 and January 2008, respectively. As we seek to maintain utilization of our ITBs, it is likely that one or more of our ITBs will begin to transport products that do not generate "qualifying income". We may elect to, or be required to, conduct additional operations through these or other corporate subsidiaries in the future. We may be required to place other of our vessels, including one or more of our ATB units under construction, in subsidiaries taxed as corporations. In addition, we have three other subsidiaries organized as corporations: U.S. Shipping Finance Corp., which is co-issuer of our senior notes, USS PC Holding Corp. and USS JV Manager, Inc. USS JV Manager, Inc. receives management and other fees from the Joint Venture. These corporate subsidiaries are subject to corporate-level tax, which will reduce the cash available for distribution to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

        To the extent more of our activities involve the transportation of products that do not generate "qualifying income," it will be more difficult for us to insure that at least 90% of our revenue is "qualifying income". If less than 90% of our revenue is "qualifying income," we will be taxed as a corporation rather than a partnership, which will result in a significant reduction in the amount of cash available for distribution to unitholders.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. We do not provide tax advice to our prospective or current unitholders and recommend they consult with their tax advisor for further guidance and additional tax related information.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have terminated our status as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our general partner leases approximately 12,700 square feet of office space for our principal executive office in Edison, New Jersey. The lease expires in May 2009. Our general partner has the option to renew the lease for an additional five-year period. Additionally, commencing on January 1, 2006, we lease office space in New York City for use by our Chairman and Chief Executive Officer and other personnel. We sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer. The lease expires on December 31, 2015. See "Item 13. Certain Relationships and Related Transactions, and Director Independence—New York Office Sublease."

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $0.2 million per claim. We provide for amounts we expect to pay.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unitholder Matters

        Our common units were listed on the New York Stock Exchange under the symbol "USS" beginning on October 29, 2004. Prior to October 29, 2004, our equity securities were not publicly traded. As of February 29, 2008, there were 11,341,548 outstanding publicly-traded common units (including, 8,000 restricted common units), representing an aggregate 61% limited partner interest in us. As of February 29, 2008, there were 63 holders of record of our common units, representing approximately 13,100 beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange, and the amount of cash distributions declared per common unit:

	Price Range
			Cash Distribution(1)
	High	Low
2007
Fourth Quarter Ended December 31, 2007	$20.08	$8.00	$0.45
Third Quarter Ended September 30, 2007	$22.45	$16.25	$0.45
Second Quarter Ended June 30, 2007	$21.99	$17.76	$0.45
First Quarter Ended March 31, 2007	$21.00	$18.15	$0.45
2006
Fourth Quarter Ended December 31, 2006	$19.66	$18.00	$0.45
Third Quarter Ended September 30, 2006	$21.39	$18.33	$0.45
Second Quarter Ended June 30, 2006	$23.45	$19.35	$0.45
First Quarter Ended March 31, 2006	$24.18	$21.97	$0.45

    (1)
    Distributions declared and made in a quarter are in respect of operations for the prior quarter. For each of the distributions made in 2006 and 2007 an identical per unit cash distribution was paid on the subordinated and general partner units.

        Distributions are declared and paid in a quarter based upon the prior quarter's operating results. The aggregate amount of distributions declared in respect of the years ended December 31, 2007 and 2006 on common units, class B units (prior to their conversion to common units), the general partner interests, and subordinated units totaled $30.2 million and $31.5 million, respectively.

        Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships that generate 90% or more of their gross income for every taxable year from "qualifying income." Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. The Charleston is currently and is expected to continue to transport specialty refined petroleum products and related products that generally generate qualifying income for federal income tax purposes. The Sea Venture may transport either specialty refined petroleum products and related products that generate qualifying income for federal income tax purposes or chemical products that generate non-qualifying income, and will operate in a subsidiary taxed as a corporation beginning in 2008. As we seek to maintain utilization of our ITBs, it is likely that one or more of our ITBs will begin to transport products that do not generate

"qualifying income". Accordingly, we began to operate the ITB Philadelphia in a subsidiary taxed as a corporation beginning in December 2007. We are operating the Chemical Pioneer and the ATB Freeport in subsidiaries taxed as corporations because they primarily conduct operations that do not generate qualifying income. Dividends received from our corporate subsidiaries constitute qualifying income. Additionally, certain subsidiaries dedicated to managing our Joint Venture are organized as corporate subsidiaries and are therefore subject to corporate level taxation. For the year ended December 31, 2007, we estimate that approximately 90.5% of our income was qualifying income; however, this percentage could change from year to year.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	931,997
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	931,997

Unit Price Performance

        The following Performance Graph and related information shall not be deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following performance graph compares the performance of our common units with the performance of the Dow Jones Industrial Average and the Alerian MLP Index during the period from our initial public offering on October 29, 2004 through December 31, 2007. The Alerian MLP Index is a composite of fifty energy master limited partnerships calculated by Standard & Poor's using a float-adjusted market capitalization methodology. The graph plots the changes in value of an initial $100 investment in our common units over the indicated time period, assuming all dividends are reinvested.

	10/29/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
U.S. Shipping Partners L.P.	$100.00	$124.04	$106.61	$99.19	$68.38
Dow Jones Industrial Average	$100.00	$107.53	$106.88	$124.29	$132.28
Alerian MLP Index	$100.00	$107.66	$114.47	$144.31	$162.66

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

Subordination Periods

        General.    We have 5,272,341 class A subordinated units and 1,627,627 class B subordinated units outstanding, all of which are owned by United States Shipping Master LLC ("Shipping Master").

During the subordination periods, which we define below, the common units will have the right to receive distributions of available cash from basic surplus, as defined below, in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from basic surplus may be made on any subordinated units. Distribution arrearages do not accrue on either class of the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash from basic surplus to be distributed on the common units. Our common unitholders have historically received $5.1 million per quarter and our subordinated unitholders have historically received $3.3 million per quarter. There can be no assurance that our available cash will be adequate to pay the minimum quarterly distribution on the common and subordinated units in the future. In February 2008, we did not pay the distribution on the subordinated and general partner units. Shipping Master, the holder of our subordinated units and general partner units, requested that we not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase reserves available for payment of future quarterly distributions on its common units; for the completion of our capital construction program; and to strengthen coverage with respect to our financial covenants under the credit facility in future periods.

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

        Definition of Subordination Periods.    The class A subordination period will extend until the first day of any quarter, beginning after December 31, 2009, and the class B subordination period will extend until the first day of any quarter, beginning after December 31, 2010, that each of the following tests are met:

  •
  distributions of available cash from "basic surplus" (as defined in our partnership agreement) on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted basic surplus" (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

If the unitholders remove the general partner without cause, the subordination periods may end early.

        As a result of our non-payment of the minimum quarterly distribution on the subordinated units for the fourth quarter of 2007, the test period for conversion set forth above will not commence until we rebegin to pay the distribution on the subordinated units.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data and operating data of U.S. Shipping Partners L.P. and its predecessors. On November 3, 2004, Shipping Master contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, our historical financial and operating data presented below are for Shipping Master for the period through November 3, 2004 and prior. The following table should be read in conjunction with the consolidated financial statements, including notes thereto, in Item 8 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The following table presents a non-GAAP financial measure, EBITDA, which we use in our business. This measure is not calculated or presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). We explain this measure below and reconcile it to its most directly comparable financial measure calculated and presented in accordance with GAAP under the heading "—Non-GAAP Financial Measure" below.

        The following table summarizes our results of operations for the periods presented (in thousands, except per unit and operating data):

	U.S. Shipping Partners L.P.
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Voyage revenue	$176,729	$150,133	$131,534	$122,355	$80,514
Vessel operating expenses	65,656	59,493	47,986	47,119	33,143
Voyage expenses	35,824	27,506	24,203	20,415	9,889
General and administrative expenses	15,533	13,539	10,826	10,321	7,153
Depreciation and amortization	37,795	31,305	25,704	23,945	17,921
Other expense (income)	(3,486)	—	—	—	—

Operating income	25,407	18,290	22,815	20,555	12,408
Interest expense	30,881	16,634	6,407	9,960	10,039
Interest income	(9,631)	(5,413)	(1,031)	(369)	(136)
Loss on debt extinguishment	—	2,451	—	6,397	—
Gain on derivative financial instruments	(199)	(1,913)	—	—	—

Income before income taxes and minority interest	4,356	6,531	17,439	4,567	2,505
(Benefit) provision for income taxes	(94)	1,077	(640)	3,119	72

Income before minority interest	4,450	5,454	18,079	1,448	2,433
Minority interest in Joint Venture loss	366	421	—	—	—

Net income	$4,816	$5,875	$18,079	$1,448	$2,433

Net income per unit—basic and diluted	$0.26	$0.37	$1.28	$0.18	$0.31
Balance Sheet Data
Vessels and equipment, net	$489,464	$349,897	$245,062	$201,923	$187,321
Total assets	$683,028	$605,424	$276,222	$248,606	$207,070
Total debt	$460,027	$371,042	$128,037	$99,625	$144,375
Partners' capital/members' equity	$131,033	$167,077	$119,868	$122,786	$47,724
Cash Flow Data
Net cash provided by (used in):
Operating activities	$28,039	$18,203	$30,609	$27,184	$10,615
Investing activities	$(80,567)	$(307,840)	$(56,052)	$(34,541)	$(1,057)
Financing activities	$71,446	$282,323	$5,185	$29,050	$(4,219)
Other Financial Data
EBITDA(1)	$63,767	$49,478	$48,519	$38,103	$30,329
Capital expenditures(2)
Maintenance	$11,155	$30,396	$45,133	$—	$12,448
Expansion	174,775	105,427	23,710	40,930	5,881

Total	$185,930	$135,823	$68,843	$40,930	$18,329

Distributions declared per common unit in respect of the period(3)	$1.80	$1.80	$1.80	$0.2885	$—
Operating Data(4)
Number of vessels	11	10	9	8	7
Total barrel carrying capacity (in thousands at period end)	3,252	3,112	2,974	2,735	2,375
Total vessel days(5)	3,834	3,490	2,999	2,810	2,430
Days worked(6)	3,585	3,233	2,852	2,776	2,237
Drydocking days(7)	146	219	132	—	122
Net utilization(8)	94%	93%	95%	99%	92%
Average Daily Time Charter Equivalent Rate(9)(10)	$39,504	$37,928	$37,631	$35,500	$31,444

(1)
See "—Non-GAAP Financial Measure" below.

(2)
We define maintenance capital expenditures as capital expenditures required to maintain, over the long term, the operating capacity of our fleet, and expansion capital expenditures as those capital expenditures that increase, over the long term, the operating capacity of our fleet. Examples of maintenance capital expenditures include costs related to drydocking a vessel, retrofitting an existing vessel or acquiring a new vessel to the extent such expenditures maintain the operating capacity of our fleet. Expenditures made in connection with the acquisition of the Houston and the Sea Venture were considered maintenance capital expenditures as they were made to replace capacity scheduled to phase out under OPA 90. Generally, expenditures for construction of tank vessels in progress are not included as capital expenditures until such vessels are completed. Capital expenditures associated with constructing or acquiring a new vessel, which increase the operating capacity of our fleet over the long term, whether through increasing our aggregate barrel-carrying capacity, improving the operational performance of a vessel or otherwise, are classified as expansion capital expenditures. Drydocking expenditures are more extensive in nature than normal routine maintenance and, therefore, are capitalized and are usually amortized over thirty to sixty months. For more information regarding our accounting treatment of drydocking expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Depreciation and Amortization" in Item 7 of this report.

(3)
For 2004, represents distributions made in respect of the period from November 3, 2004, the date we closed our initial public offering, through December 31, 2004.

(4)
For 2005, operating data excludes the Sea Venture, as the vessel was acquired on November 28, 2005 but was not placed in operation until June 2006 due to drydocking requirements.

(5)
"Total vessel days" are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

(6)
"Days worked" are equal to total vessel days less drydocking days and days off-hire. Does not include 61 days of unscheduled off-hire for the full year 2007 that were required to repair damages the ITB Baltimore sustained during Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

(7)
"Drydocking days" are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels' qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITB units be drydocked for major repair twice every five years (once every five years with a waiver from the U.S. Coast Guard and a mid-period underwater survey in lieu of drydocking), and our parcel tankers and the Houston be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

(8)
"Net utilization" is a percentage equal to the total number of days worked by a vessel or group of vessels during a defined period, divided by the number of calendar days in the period multiplied by the number of vessels operating in the period. Net utilization is adversely impacted by drydocking, scheduled and unscheduled maintenance and idle time not paid for by the customer. Does not include 61 days of unscheduled off-hire for the full year 2007 that were required to repair damages the ITB Baltimore sustained during Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

(9)
"Average Daily Time Charter Equivalent," or TCE, equals the net voyage revenue earned by a vessel or group of vessels during a defined period, divided by the total number of days actually worked by that vessel or group of vessels during that period. Net voyage revenue is calculated by subtracting voyage expenses from voyage revenue. We principally use net voyage revenue, rather than voyage revenue, when comparing performance in different periods. We derive our voyage revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters, which are described in more detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." One of the principal distinctions among these types of contracts is whether we or the customer pays for voyage expenses, which include fuel, port charges, pilot fees, tank cleaning costs and canal tolls. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts.

(10)
Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. The 2003 operating data excludes the bareboat charter revenue. Since April 28, 2004, the date of acquisition for the Charleston. Since October 13, 2005 for the Houston, the date it was placed in service. Since June 9, 2006 for the Sea Venture, the date it was placed in service. From November 28, 2005, the date we acquired the vessel, until June 9, 2006, the Sea Venture was in drydock. Since July 1, 2007 for the ATB Freeport, the date it was placed in service. The 2007 calculations of average time charter equivalent rate do not include approximately eighteen days worked by the ITB Philadelphia for which no net voyage revenue was recorded in 2007.

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

  •
  Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

        The following table sets forth a reconciliation of EBITDA to net income and net cash provided by operating activities:

	U.S. Shipping Partners L.P.
	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Reconciliation of "EBITDA" to "Net income":
Net income	$4,816	$5,875	$18,079	$1,448	$2,433
Depreciation and amortization	37,795	31,305	25,704	23,945	17,921
Interest expense	30,881	16,634	6,407	9,960	10,039
(Benefit) provision for income taxes	(94)	1,077	(640)	3,119	72
Interest income	(9,631)	(5,413)	(1,031)	(369)	(136)

EBITDA	$63,767	$49,478	$48,519	$38,103	$30,329

Reconciliation of "EBITDA" to "Net cash provided by operating activities":
Net cash provided by operating activities	$28,039	$18,203	$30,609	$27,184	$10,615
Payment of drydocking expenditures	14,122	31,082	8,930	—	12,448
Interest expense, excluding deferred financing cost amortization	29,159	15,464	5,477	9,160	9,472
(Decrease) increase in working capital	(7,761)	(15,068)	2,646	8,139	(2,212)
Loss on debt extinguishment	—	(2,451)	—	(6,397)	—
Gain on derivative financial instruments	199	1,913	—	—	—
Income taxes paid	9	335	857	17	6

EBITDA	$63,767	$49,478	$48,519	$38,103	$30,329

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

Overview

        We are a leading provider of long-haul marine transportation services, principally for refined petroleum products, in the U.S. domestic "coastwise" trade. We are a leading provider of coastwise transportation of petrochemical and commodity chemical products, as measured by fleet capacity. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. We do not assume ownership of any of the products that we transport on our vessels. Our existing fleet consists of eleven tank vessels: six integrated tug barge units ("ITBs"); one product tanker; three chemical parcel tankers and one articulated tug barge unit ("ATB") that entered service in July 2007. We have embarked upon a capital construction program to build additional ATBs and, through a joint venture, additional tank vessels that upon completion will result in our having one of the most modern fleets in service. Our primary customers are major oil and chemical companies. In the past, a significant portion of our fleet capacity was committed to these companies pursuant to contracts with initial terms of one year or more, which provided us with a relatively predictable level of cash flow. However, while the vessels that serve our chemical customers and the product tanker remain under long-term contracts, we expect that the number of our ITBs trading in the spot market will increase from one currently to at least three, and possibly up to five, by the second quarter of 2008, without the benefit of minimum specified rates established pursuant to the Hess support agreement, and as a result, our cash flows will be less predictable and may be more volatile.

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

        We began operations in September 2002 when we acquired our six ITBs from a division of Hess that was managed by several executive officers of our general partner. Our six ITBs primarily transport clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. Five of our ITBs are currently operating under contracts with major oil companies, four of which expire in the first half of 2008 and the remaining one expires in early 2009. Our remaining ITB is currently operating in the spot market. We are no longer guaranteed specific minimum charter rates for these vessels pursuant to our agreement with Hess, which expired on September 13, 2007.

        In September 2005, we acquired the Houston, formerly the Gus W. Darnell, from the Wilmington Trust Company. The vessel is a Jones Act coastwise double hulled product tanker, built in 1985. Since it entered service on October 13, 2005, the vessel is trading in clean petroleum products in the coastwise Jones Act trade and a multi-year time charter, which began in 2006, accounts for 100% of its usable capacity through the second quarter of 2011.

        Our parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that will, in aggregate, based upon anticipated volumes, account for virtually all of their respective usable capacity for 2008. Anticipated volumes generally exceed contractual minimum amounts as these customers are generally required to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the parcel tanker fleet.

        In July 2007, we completed construction and commenced commercial operations of the ATB Freeport. The ATB Freeport serves our chemical customers, and we believe that it is the most technologically advanced ATB in the U.S. flag "Jones Act" deep sea trade. The total cost of this vessel was $99.2 million, including capitalized interest, which is substantially higher than original estimates, and was completed more than a year behind schedule, due to infrastructure problems and production line issues. The ATB Freeport unit is under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, are expected to utilize substantially all of such ATB unit's anticipated capacity for 2008. Although these contracts expire at various dates between 2008 and 2014, we anticipate customer renewals of these contracts to continue utilizing a significant percentage of the capacity of the ATB Freeport.

        We have entered into contracts to construct four additional ATB units. In 2006, we entered into a contract with Manitowoc Marine Group ("MMG") for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to June 30, 2008 (the "Cancellation Option"). In 2006, we entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. ("Eastern"), which will be joined with the barges to complete three new ATB units. The contract with

Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. We have not incurred any costs to date for the construction of this tug. This tug will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit and $78.4 million for the fourth ATB (subject in each case to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, December 2010. As of December 31, 2007, we made payments totaling $103.5 million related to these newbuilds and had in escrow approximately $85.5 million, plus $13.4 million of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2008. These escrowed amounts and funds drawn represent our estimated cost to substantially complete construction of the first three ATBs under construction at Manitowoc and Eastern.

        We, through our subsidiary USS Product Carriers LLC ("Product Carriers"), entered into a contract with the National Steel and Shipbuilding Company ("NASSCO"), a subsidiary of General Dynamics Corporation ("General Dynamics"), for the construction of nine 49,000 deadweight tons ("dwt") double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion, (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the "Joint Venture"), to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, which aggregated $41.2 million at December 31, 2007, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $30.2 million has already been contributed. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption "Minority interest in Joint Venture loss" on the Consolidated Statements of Operations and Comprehensive Income.

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

        The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter
Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Varies
Voyage expenses	Customer pays	We pay(1)	We pay(1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer pays if cargo not ready	Customer pays if cargo not ready

(1)
Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby fuel cost increases are substantially passed on to our customers.

        For the years ended December 31, 2007, 2006 and 2005, we derived approximately 79%, 89% and 85%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 21%, 11% and 15%, respectively, of our revenue from spot charters. We expect the trend of increasing revenues from spot voyages to continue, as we expect our ITBs to be employed more often in the spot market in the future.

        We previously expected the supply of domestic tank vessels competing with us to decrease over the next several years due to the Oil Pollution Act of 1990 ("OPA 90"), which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the announced newbuilding programs by us and our competitors, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase. This trend could negatively impact our utilization rate in the future, and our levels of qualifying income for tax purposes.

        Any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits. Accordingly, we expect that our ITBs will continue to derive an increasing percentage of their revenue from operating in the spot market over the next several years. Under the Hess support agreement, our ITBs operating in the spot market were provided minimum prices regardless of rates in the spot market; however, since the support agreement expired in September 2007, our operations are affected by prices we can obtain in the spot market. With respect to our five ITBs currently operating under medium or long-term charters, charters for all but one of these ITBs, which account for 100% of their usable capacity, expire in the first half of 2008 and we cannot assure you that we will be able to obtain charters for these vessels in the second half of 2008 and thereafter. To the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, our ability to make distributions on our common units, our ability to finance the construction and acquisition of new vessels, and our ability to pay principal of, and interest on, our debt. In addition, the announced or other newbuilding programs may make the repurposing or retrofitting of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel, and may impact our levels of qualifying income for tax purposes.

        Our ITB fleet is currently our single largest source of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the expiration of the Hess support agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that more of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates in the spot market due to an increasing supply of vessels, higher operating expenses of our ITBs due to their age and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years.

        We have collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers' International Union, which covers all of the other seagoing personnel, that expired in the second quarter of 2007. In September 2007, we reached an agreement with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers' International Union was reached in October 2007. This agreement is retroactive to July 1, 2007 and expires in 2012. The two agreements are consistent with industry trends and provide for significantly higher annual wage and benefit increases. We expect that these agreements will increase vessel operating expenses approximately $3.0 million over 2007 levels under the expired contracts. These are our only collective bargaining agreements.

        The amounts received from or paid to Hess pursuant to the Hess support agreement were not recognized as revenue or expense but were deferred for accounting purposes. As a result of the expiration of the support agreement in September 2007, the amount received from Hess was reflected as an adjustment to the purchase price relating to the acquisition of the ITBs.

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

        On August 7, 2006, we issued $100.0 million aggregate principal amount of senior notes. Interest is payable on the senior notes on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes will mature on August 15, 2014. We may redeem all or part of the senior notes on or after February 15, 2011. Prior to such date, we may redeem all or a portion of the senior notes by paying a make-whole premium. In addition, prior to August 15, 2009, we may redeem up to 35% of the aggregate principal amount of the senior notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the senior notes redeemed. The senior notes are guaranteed by all of our existing domestic subsidiaries, other than U.S. Shipping Finance Corp., the co-issuer of the senior notes, USS Product Carriers LLC, which owns our investment in the Joint Venture, and the Joint Venture. The senior notes and guarantees are secured on a second priority basis by liens on our vessels and an escrow account the funds from which will be used to finance the construction of at least three new ATB units. In the event that our creditors exercise remedies with respect to our and our guarantors' pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under our amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the senior notes.

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

        Concurrent with the sale of the senior notes and the consummation of the equity offering, we amended and restated our credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

  •
  $310.0 million senior secured term facility, of which $250.0 million was drawn at closing that was used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels, and a $60.0 million delayed draw term loan, all of which had been drawn at December 31, 2007.

  •
  $40.0 million senior secured revolving working capital credit facility that will be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions, of which $13.0 million was outstanding at December 31, 2007.

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

        Our obligations under the credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets (other than the assets of the Joint Venture and Product Carriers, which are not considered subsidiaries under the credit facility).

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

        Effective June 29, 2007, we amended certain financial covenants to increase the amount of capital expenditures excluded from the calculation of certain covenants with regard to the construction of the ATB Freeport and to increase the leverage ratio covenants for the fourth quarter of 2007 and each of the four quarters of 2008. Absent this amendment, we would have been in default under the credit agreement. If an event of default exists under the credit agreement, the lenders will be able to terminate the revolving credit facility and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies, including prohibiting us from making cash distributions on our common units. Each of the following is an event of default under our credit facility:

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

Subsequent Events

  Distributions

        On February 7, 2008, the Board of Directors of the general partner declared and we announced our regular cash distribution as it relates to the fourth quarter of 2007 of $0.45 per common unit. The distribution was paid on all common units on February 15, 2008 to all common unitholders of record on February 12, 2008. The aggregate amount of the distribution was $5.1 million. In February 2008, we did not pay a distribution on the subordinated or general partner units. Shipping Master, the holder of our subordinated units and general partner units, requested we not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase reserves available for payment of future quarterly distributions on our common units; for the completion of our capital construction program; and to strengthen coverage with respect to the financial covenants under our credit facility in future periods.

  Director Compensation

        On February 6, 2008, the Board of Directors of the general partner approved the following:

  •
  That each non-employee director (other than Messrs. Macey and Newhouse) be issued 3,065 common units of the Partnership on March 31, 2008, which units will be fully vested;

  •
  that directors M. William Macey and Douglas Newhouse be paid fees equivalent to the fees paid to the other non-employee directors for their Board and committee services, for their services as members of the Board of Directors and for their service on various committees of the Board; and

  •
  that William Kearns be paid an additional annual retainer of $12,000 for serving as lead director of the Board.

Tax Status

        In January 2008, we made an election to treat one of our subsidiaries, USCS Sea Venture LLC, as a corporation for tax purposes effective January 2, 2008. We are currently evaluating the impact this election will have on our financial statements in 2008.

        In February 2008, we made an election to treat one of our subsidiaries, ITB Philadelphia LLC, as a corporation for tax purposes effective December 10, 2007. We are currently evaluating the impact this election will have on our financial statements in 2008, including the magnitude of the deferred tax liability to be recorded as of the date of the election.

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

  •
  Voyage expenses.  Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. A substantial portion of certain cost increases can be passed on to our customers.

  •
  Vessel operating expenses.  We pay the vessel operating expenses regardless of whether we are operating under a time charter, contract of affreightment, consecutive voyage charter or spot charter. The most significant direct vessel operating expenses are crewing costs, vessel maintenance and repairs, and marine insurance.

  •
  Depreciation and amortization.  We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

  •
  Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014; 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport based on their respective expected useful lives.

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

  •
  To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock ("UWILD") Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston. If our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over 30 months. We expect that our ITBs will be able to continue participation in the UWILD program.

  •
  The ATBs are subject to the same drydock requirements as the ITBs and currently qualify for participation in the UWILD program. We will capitalize expenditures incurred for drydocking the ATBs and amortize these expenditures over 60 months.

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

  •
  Drydocking days.  Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels' qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The ATBs and the petroleum tankers being constructed by the Joint Venture qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Critical Accounting Policies and Estimates

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

  Revenue Recognition

        For our domestic coastwise business, we earn revenue under contracts of affreightment, spot charters, consecutive voyage charters and time charters. For contracts of affreightment, spot charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time for each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than 15 days in duration. For time charters, revenue is recognized on a daily basis over the contract period, with expenses recognized as incurred.

        In late 2007, we entered into contracts with various humanitarian organizations to transport 40,000MTs of grain, via a single voyage on the ITB Philadelphia, from the U.S. to the eastern coast of Africa. This voyage commenced in December 2007 and was completed in February 2008. We were required to discharge and bag all of the grain, and to transport a portion of the grain via truck to points inland. Since this transaction is sufficiently distinguishable economically and operationally from our customary coastwise business, and because of the uncertainty surrounding the estimated cost and time to complete the transaction, we adopted a policy where we did not recognize voyage revenue or voyage expenses on this voyage until the grain was delivered to its final destination in February 2008. Total revenue for this voyage upon completion is estimated to be approximately $7.3 million. Total deferred costs related to this voyage at December 31, 2007 are $1.4 million. It is likely that we will enter into more grain voyages in the future, as this business provides us a viable alternative to coastwise petroleum products for our ITB fleet. Future grain voyages will be accounted for in accordance with this policy.

  Vessels and Depreciation

        Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: ITB units and the Sea Venture to their mandatory retirement as required by OPA 90, between 2012 and 2014; and 10 years for the Chemical Pioneer, the Charleston and the Houston based upon their expected useful lives. Our ATB units will be depreciated over 30 years and any new product tankers we build or acquire will be depreciated over 30 years based upon their expected useful lives. We capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for our ITBs and 30 months for our parcel tankers and the Houston and we will capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the new ATB units and 60 months for any new product tankers we build or acquire. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. These expensed amounts include total costs of $0.1 million, net of insurance proceeds, for repairs needed to the ITB Baltimore after damage sustained as a result of Hurricane Dean.

        The book values of our vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The net book value of vessels held and used by us is reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the vessel is less than the vessel's net book value.

        In developing estimates of future cash flows, we must make assumptions about future charter rates, vessel operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, there may be events or changes in circumstances that could indicate that the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel's carrying amount should be assessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel's carrying amount may not be recoverable, we would then be required to estimate the undiscounted cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset, and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. The most significant estimates relate to depreciable lives and salvage values of vessels and actual results could differ materially from those estimates. Changes in estimates of future cash flows within the range of reasonable possibilities would not cause impairment of the vessels we currently operate.

        We have contracted with third parties to build four new ATB units and nine new product tankers that we expect to ultimately operate. Accordingly, the costs of these vessels under construction are capitalized on our balance sheet under the caption "Vessels and equipment, net". To the extent we have charters committed for vessels, we can measure the recoverability of these vessels by incorporating the future charters into the assumptions that generate the expected future cash flows. Currently, we have five of these 13 vessels chartered. Given the absence of historical data, the high initial cost, the absence of charters on some of the vessels and the fact that the delivery dates of all but two of these vessels are beyond one year, it is considerably more difficult to forecast the expected future cash flows of these vessels. If expectations of future conditions were to change from our current assumptions, it is possible that the cost of these vessels may not be recoverable, and that the vessels may become impaired.

  Accounts Receivable

        We extend credit to our customers in the normal course of business. We regularly review our accounts, estimate the amount of uncollectible receivables each period and establish an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, our relationship with our customers and other relevant known information. Historically, credit risk with respect to our trade receivables has generally been considered minimal because of the financial strength of, and infrequency of disputes with, our customers.

  Income Taxes

        The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. For federal income tax purposes, we take the position that we are a partnership that is not subject to federal income tax (excluding certain previously discussed subsidiaries which are subject to corporate level taxation). We can take this position only if 90% or more of our gross income in each year consists of certain identified types of "qualifying income" (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof). If our qualifying income drops below 90%, we will be treated as a corporation for federal income tax purposes. Consequently, we are required to make certain decisions regarding whether our revenue is qualifying income. To the extent more of our activities involve the transportation of products that do not generate "qualifying income," it will be more difficult for us to insure that at least 90% of our revenue is "qualifying income." Our assessment of qualifying income requires that we analyze the products we transport and identify each product as "qualifying" or "non-qualifying". These assessments are not always supported by historical data on the various products we transport, and may be interpreted differently by the Internal Revenue Service. If products we currently define as "qualifying" were defined as "non-qualifying", we may be treated as a corporation for federal income tax purposes. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income (other than dividend income from any subsidiary that is itself subject to corporate income tax) at the corporate tax rate, which is currently a maximum of 35%.

        We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of our corporate subsidiaries, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized. Estimates of future taxable income are derived from internal tax planning and forecasting processes to assess whether or not a tax asset will be realized. Currently we expect to realize all of our deferred tax assets, and have not provided any valuation allowances.

Results of Operations

        The following table summarizes our results of operations (dollars in thousands, except for operating data):

	U.S. Shipping Partners L.P. Years Ended December 31,
	2007	2006	2005
Voyage revenue	$176,729	$150,133	$131,534
Vessel operating expenses	65,656	59,493	47,986
% of voyage revenue	37.2%	39.6%	36.5%
Voyage expenses	35,824	27,506	24,203
% of voyage revenue	20.3%	18.3%	18.4%
General and administrative expenses	15,533	13,539	10,826
% of voyage revenue	8.8%	9.0%	8.2%
Depreciation and amortization	37,795	31,305	25,704
Other expenses (income)	(3,486)	—	—

Total operating expenses, net	151,322	131,843	108,719

Operating income	25,407	18,290	22,815
% of voyage revenue	14.4%	12.2%	17.3%
Interest expense	30,881	16,634	6,407
Interest income	(9,631)	(5,413)	(1,031)
Loss on debt extinguishment	—	2,451	—
Gain on derivative financial instruments	(199)	(1,913)	—

Income before income taxes and minority interest	4,356	6,531	17,439
(Benefit) provision for income taxes	(94)	1,077	(640)

Income before minority interest	4,450	5,454	18,079
Minority interest in Joint Venture loss	366	421	—

Net income	$4,816	$5,875	$18,079

Distributions declared per common unit in respect of the period	$1.80	$1.80	$1.80
Operating Data(1)
Number of vessels(2)	11	10	9
Total vessel days	3,834	3,490	2,999
Days worked	3,585	3,233	2,852
Drydocking days	146	219	132
Net utilization	94%	93%	95%
Average daily time charter equivalent rate	$39,504	$37,928	$37,631

(1)
Since October 13, 2005 for the Houston, the date it was placed in service. Since June 9, 2006 for the Sea Venture, the date it was placed in service. From November 28, 2005, the date we acquired the vessel, until June 9, 2006, the Sea Venture was in drydock. Since July 1, 2007 for the ATB Freeport, the date it was placed in service.

(2)
Does not reflect the Sea Venture in 2005 as the vessel did not become operational until the completion of its drydock on June 9, 2006.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Voyage Revenue.    Voyage revenue was $176.7 million for the year ended December 31, 2007, an increase of $26.6 million, or 18%, as compared to $150.1 million for the year ended December 31, 2006. The additions of the ATB Freeport, which entered service in July 2007, and the Sea Venture, which entered service in June 2006, accounted for $8.0 million and $5.4 million of the increase, respectively. An increase in time charter equivalent rates of approximately 4% on the fleet and additional days worked due to the timing of scheduled drydocks together added approximately $13.2 million of revenue. Time charter equivalent rates were positively impacted by stronger spot market rates and increased fuel surcharges as a result of the type of contracts in effect during the period. Contracts of affreightment and consecutive voyage charters generally provide for fuel surcharges that are designed to protect us against increases in fuel prices. Fuel surcharges were $12.3 million for the year ended December 31, 2007 compared to $8.1 million for the year ended December 31, 2006.

        Vessel Operating Expenses.    Vessel operating expenses were $65.7 million for the year ended December 31, 2007, an increase of $6.2 million, or 10%, as compared to $59.5 million for the year ended December 31, 2006. The addition of the ATB Freeport and the Sea Venture added $5.8 million of vessel operating expenses during 2007. As a percentage of revenue, vessel operating expenses decreased to 37.2% for the year ended December 31, 2007 from 39.6% for the year ended December 31, 2006. The percentage decrease is partially attributable to the reduction in drydockings days. During drydockings, while a vessel is out of service and not earning revenue, certain vessel operating expenses continue to be incurred, such as crew wages and insurance. There were 146 drydocking days in 2007 compared to 219 in 2006.

        Voyage Expenses.    Voyage expenses were $35.8 million for the year ended December 31, 2007, an increase of $8.3 million, or 30%, as compared to $27.5 million for the year ended December 31, 2006. The increase in 2007 was due to the addition of the ATB Freeport and the Sea Venture, which contributed $4.0 million in voyage expenses, combined with increased port and bunker expenses of approximately $4.3 million as compared to 2006. As a percentage of revenues, voyage expenses increased to 20.3% in 2007 from 18.3% in 2006. Voyage expenses, including port charges and bunker expenses, are borne by us for all charters other than time charters, for which the customer pays these expenses directly. As the percentage of time charters changes, voyage expenses may increase or decrease as a percentage of revenue. For 2007, we earned 30% of our revenue from time charters compared to 39% for 2006.

        General and Administrative Expenses.    General and administrative expenses were $15.5 million for the year ended December 31, 2007, an increase of $2.0 million, or 15%, as compared to $13.5 million for the year ended December 31, 2006. The increase is attributable to additional costs associated with the management and operations of the Joint Venture, as well as increases in personnel, accounting, legal advisory fees and consulting fees.

        Depreciation and Amortization.    Depreciation and amortization was $37.8 million for the year ended December 31, 2007, an increase of $6.5 million, or 21%, compared to $31.3 million for the year ended December 31, 2006. Approximately $1.6 million of the increase is attributable to the addition of the ATB Freeport, which was completed in June 2007 and placed into service in July 2007 at a cost of $91.4 million plus $7.8 million of capitalized interest. The ATB Freeport is being amortized to its estimated salvage value over its expected useful life of 30 years, which will increase depreciation and amortization expense by approximately $3.2 million annually. Additional increases of $5.4 million resulted primarily from the timing of scheduled drydocks. These increases were offset by $0.5 million due to the reduction in cost basis of the ITBs related to the completion of the Hess support agreement. The $8.6 million received from Hess over the term of the support agreement reduced the cost basis of our ITBs and will decrease our annual depreciation expense over the remaining life of the ITBs.

        Other Expense (Income).    In connection with the settlement of a contract of affreightment, we recorded approximately $3.5 million in other income in 2007. We reached a settlement with a major oil and chemical customer to terminate a contract of affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. As a result, we received $3.5 million from the customer in exchange for releasing the customer from its future obligations under the contract of affreightment.

Simultaneously, a new three year contract of affreightment at market rates with reduced volumes was agreed upon with the same customer.

        Interest Expense.    Interest expense was $30.9 million for the year ended December 31, 2007, an increase of $14.3 million, compared to $16.6 million for the year ended December 31, 2006. The increase is attributable to a higher average outstanding debt balance during 2007 coupled with an increase in interest rates and amortization of debt financing fees partially offset by an increase in capitalized interest. The average effective interest rate for the year ended December 31, 2007 was 10% compared to 9% for the year ended December 31, 2006.

        Interest Income.    Interest income, consisting of interest earned on our invested balances, was $9.6 million for the year ended December 31, 2007, an increase of $4.2 million, compared to $5.4 million for the year ended December 31, 2006. The increase is primarily attributable to higher invested balances due to the funds held in escrow accounts since August 2006 to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will decrease.

        Loss on Debt Extinguishment.    The refinancing of our credit facility in August 2006 resulted in a $2.5 million loss on debt extinguishment in 2006, representing the write-off of deferred financing costs associated with the debt that was repaid. There were no such transactions in 2007.

        Gain on Termination of Hedge.    In 2007, we recorded a gain of $0.2 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series. In May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, rendering the foreign currency contract for the item ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. For information on our foreign currency forward contracts, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

        In August 2006, in connection with the refinancing of our credit facility, we terminated the interest rate swap agreements that we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income. Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Consolidated Statements of Operations and Comprehensive Income. Subsequent to the termination of the interest rate swap agreements, we entered into a new interest rate swap agreement to minimize the risk associated with the amended credit facility. For information on our current interest rate swap agreements, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

        Provision (Benefit) for Income Taxes.    The benefit for income taxes was $0.1 million for the year ended December 31, 2007, compared to a provision for income taxes of $1.1 million for the year ended December 31, 2006. This benefit is attributable to reduced pretax income generated by the Chemical Pioneer and ATB Freeport in 2007 compared to pretax income in 2006, and losses generated by our corporate subsidiary that manages our Joint Venture. Partially offsetting these amounts was an expense for entity level state taxes applicable to our subsidiaries including those that are not otherwise taxed as corporations. Income tax expense will likely increase in 2008 and beyond, as we operate more vessels through subsidiaries taxed as corporations in order to maintain our "non-qualifying income" at less than 10% of our gross income.

        Minority Interest in Joint Venture Losses.    For each of the years ended December 31, 2007 and 2006, we recorded minority interest in Joint Venture losses of $0.4 million, relating to the 60% of the Joint Venture owned by third parties.

        Net Income.    Net income for the year ended December 31, 2007 was $4.8 million, a decrease of $1.1 million, or 18%, compared to net income of $5.9 million for the year ended December 31, 2006. Increases in operating income of $7.1 million and interest income of $4.2 million, combined with reductions in income tax expenses of $1.2 million and losses on debt extinguishment of $2.5 million were offset by increases in interest expense of $14.3 million, a decrease in gains on derivative financial instruments of $1.7 million and all other items of $0.1 million.

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

        Voyage Expenses.    Voyage expenses were $27.5 million for the year ended December 31, 2006, an increase of $3.3 million, or 14%, as compared to $24.2 million for the year ended December 31, 2005. The increase was due to the addition of the Houston and the Sea Venture, which contributed $3.9 million in voyage expenses, offset by decreased port and bunker expenses compared to 2005. As a percentage of revenues, voyage expenses decreased to 18.3% in 2006 from 18.4% in 2005. Voyage expenses, including port charges and bunker expenses, are borne by us for all charters other than time charters, for which the customer pays these expenses directly. As the percentage of time charters changes, voyage expenses may increase or decrease as a percentage of revenue. For 2006, we earned 39% of our revenue from time charters compared to 40% for 2005.

        General and Administrative Expenses.    General and administrative expenses were $13.5 million for the year ended December 31, 2006, an increase of $2.7 million, or 25%, as compared to $10.8 million for the year ended December 31, 2005. The increase is attributable to additional costs associated with the Joint Venture, increases in personnel, accounting and legal advisory fees as well as costs incurred pursuing acquisitions and growth opportunities for our business, a $0.5 million payment to MMG for the option to cancel the fourth barge scheduled to be constructed at that yard, as well as a related party fee of $0.25 million for advisory services provided by Sterling Investment Partners Advisors LLC ("Sterling Advisors"), an affiliate of the entity that directly controls our general partner. There were no related party fees to Sterling Advisors in 2005.

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

        Gain on Termination of Hedge.    In connection with the refinancing of our credit facility in August 2006, we terminated the interest rate swap agreements that we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income. Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Consolidated Statements of Operations and Comprehensive Income.

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

Liquidity and Capital Resources

  Operating Cash Flows

        Net cash provided by operating activities was $28.0 million, $18.2 million and $30.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The increase in operating cash flows of $9.8 million in 2007 compared to 2006 is the result of a decrease in drydock expenditures of $17.0 million and an increase in non-cash adjustments to net income of $6.9 million. This increase was partially offset by a decrease in cash flows of $10.5 million as a result of increases in net operating assets, the absence of a prior year loss on the extinguishment of debt of $2.5 million and decreased net income of $1.1 million. The decrease in operating cash flows of $12.4 million in 2006 compared to 2005 is primarily the result of a decrease in net income of $12.2 million combined with an increase in drydock expenditures of $22.2 million offset by an increase in non-cash items of $9.3 million coupled with a change in the fluctuation in operating assets and liabilities of $12.7 million.

        Two vessels underwent scheduled drydockings in 2007, compared to four vessels in 2006 and two vessels in 2005. Three vessels are scheduled for drydocking in 2008, and three ITBs are scheduled for UWILD surveys. As a result, we are forecasting operating cash flows to be negatively impacted in 2008 as compared to 2007 due to increased drydocking expenditures and reduced revenues due to increased days off-hire as a result of such drydocks. Drydock expenditures for 2007 totaled $14.1 million.

        Non-cash items in 2007 were affected primarily by an increase in depreciation and amortization of $7.0 million compared to 2006. Depreciation and amortization increased primarily due to the addition of the ATB Freeport and the Sea Venture, which were placed in service in July 2007 and June 2006, respectively, and the high level of drydock expenditures in 2006, which are amortized over a relatively short period of time compared to our new vessels. In 2008, we expect that, due to the full year impact of the ATB Freeport depreciation and the addition of two new ATB's, depreciation expense will continue to increase. Non-cash items in 2006 were affected primarily by an increase in depreciation and amortization of $5.8 million and the loss on debt extinguishment of $2.5 million. Depreciation and amortization increased due to the addition of the Houston and the Sea Venture, that were placed in service in November 2005 and June 2006, respectively, the additional drydockings that were being amortized and the additional amortization of the deferred financing fees incurred in connection with the financing transactions in August 2006.

        Increased cash requirements due to overall higher net operating assets were primarily affected by the addition of the ATB Freeport, which drove receivables and other current assets higher compared to December 31, 2006. As we add two additional vessels in 2008, and our ITBs participate more in the spot market, we expect our working capital requirements to increase. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility, and not realized economically until payment is made to us by the customer. Additionally payment dates are generally at the completion of a voyage, compared to time charters, where payment is generally at the beginning of a fixed period of time, such as a month.

  Investing Cash Flows

        Net cash used in investing activities totaled $80.6 million for the year ended December 31, 2007, a decrease of $227.3 million, compared to net cash used of $307.8 million for the year ended December 31, 2006. In the year ended December 31, 2007, we made $112.3 million of payments toward the construction of the ATBs and the Joint Venture made $48.9 million of payments toward the construction of the product tankers. Of the $161.2 million spent for the construction of ATBs and tankers, $85.7 million was funded from our restricted cash accounts. Additionally, in the year ended December 31, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100.0 million effective April 1, 2007 for $1.9 million, including transaction fees. During the year ended December 31, 2006, net cash of $210.9 million was transferred to escrow accounts. Total capital spending in 2006 of $117.1 million was driven by continued expenditures on the ATB Freeport, which was completed in 2007; the initial expenditure for the ATBs that are currently being constructed, and the initial expenditures by the Joint Venture for construction of the product tankers. These capital expenditures were partially offset by a receipt of $21.0 million in 2006 from SENESCO regarding our contract settlement on the construction of the ATB Freeport. The construction of the ATBs and product tankers will require significant capital expenditures in 2008 through 2013. The funding for the next three ATBs will be provided almost entirely by the funds in our restricted cash accounts. The funding for the product tankers will be provided by our restricted cash accounts and funding from the Joint Venture Investors. Net cash used in investing activities totaled during 2005 totaled $56.1 million, driven primarily by the acquisitions of the Houston and Sea Venture, ATB construction costs and a deposit to secure a shipyard slot.

        The amounts received from or paid to Hess pursuant to the Hess support agreement were not recognized as revenue or expense but were deferred for accounting purposes throughout the term of the support agreement and reflected as a decrease to the purchase price of the ITBs in September 2007, which was the end of the Hess support agreement. Prior to such adjustment, they were included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB was less than the support rate set forth in the support agreement, Hess paid the difference between the two rates to us. If the rate for an ITB exceeded the support rate set forth in the support agreement, we paid the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement. If Hess had been fully reimbursed for all payments made under the support agreement, we would have been obligated to pay Hess 50% of any remaining excess. Payments to Hess, net of payments received from Hess, under the support agreement were $3.3 million for the year ended December 31, 2007. Payments to Hess, net of receipts from Hess for the year ended December 31, 2006 were $0.5 million.

  Financing Cash Flows

        For the year ended December 31, 2007, net cash provided by financing activity was $71.4 million. We received $67.0 million on draws from our credit facility which was used primarily to fund the completion of the ATB Freeport. Our Joint Venture receive a total of $41.0 million from the Joint Venture Investors, of which $16.1 million was equity contributions, and $24.9 million was pursuant the Joint Venture's credit facility. Amounts received from the Joint Venture Investors will increase substantially as the Joint Venture continues to construct the product tankers, but are limited to total equity contributions of $105.0 million and total debt of $325.0 million. Due to the recent acceleration of the construction of the product tankers, it is possible that these limits may be reached, as having multiple vessels under construction in the Joint Venture simultaneously will increase the Joint Ventures capital requirements. In 2007, we made $2.9 million of scheduled debt payments, and we distributed $33.5 million to our partners. Distributions to partners will decrease in 2008. While we expect to continue quarterly minimum distributions to our common unitholders, we do not expect to make distributions to our subordinated unitholders. Distributions to subordinated unitholders totaled $13.1 million in 2007.

        Net cash provided by financing activities was $282.3 million for the year ended December 31, 2006. In 2006, prior to refinancing our credit facility, we borrowed $25.0 million under the revolver portion of our then existing credit facility to finance the construction of the ATBs and to fund a $5.0 million deposit for a shipyard slot to build tankers, which was subsequently credited against our $70.0 million capital commitment to the Joint Venture. We made scheduled debt payments of $0.9 million. At refinancing, we received gross proceeds of $350.0 million from the debt facilities and $79.1 million from the equity offering (including approximately $1.6 million that our general partner was required to contribute to maintain its 2% interest in us). These proceeds were used to repay our then current credit facility, consisting of $127.1 million of outstanding term loans and the $25.0 million outstanding revolver balance. Equity issuance fees of $2.8 million and deferred financing costs of $11.6 million were paid from the proceeds. Additionally, the Joint Venture received $27.6 million from the Joint Venture

Investors and paid $14.1 million in equity offering costs and deferred financing costs of $13.0 million. Subsequent to the refinancing, we borrowed $6.0 million under the delayed draw term loan and the Joint Venture borrowed $16.3 million under its revolving credit facility and we made scheduled debt repayments of $1.3 million under our new credit facility. Additionally, $1.9 million was provided from the proceeds received on the termination of hedge and we paid $29.4 million of distributions to partners and the Joint Venture received an additional $1.5 million from the Joint Venture Investors.

        Net cash provided by financing activities was $5.2 for the year ended December 31, 2005. In September 2005, we borrowed $30.0 million under our then existing credit facility to finance the purchase and drydock of the Houston. During 2005, we paid $23.1 million of distributions to our investors and repaid $1.6 million of debt.

  Oil Pollution Act of 1990

        Tank vessels are subject to the requirements of OPA 90, which mandates that all non-double-hulled tank vessels operating in U.S. waters be removed from petroleum and petroleum-based product transportation services at various times by January 1, 2015, and provides a schedule for the phase-out of the non-double-hulled vessels based on their age and size. Under OPA 90, the phase-out dates for our vessels are as follows: ITB Groton and ITB Jacksonville (2012), ITB Baltimore, Charleston, Chemical Pioneer, Sea Venture and ITB New York (2013) and ITB Mobile and ITB Philadelphia (2014). As a result of these requirements, these vessels will be prohibited from transporting petroleum and petroleum-based products in U.S. waters after these dates unless they are retrofitted to comply with OPA 90. The Houston and ATB Freeport are double-hulled vessels and therefore are not subject to phase-out. We anticipate serving the domestic coastwise petroleum market with our newbuild tankers commencing in 2009.

        We are currently exploring several "end-of-life" options for our ITBs as they reach their OPA 90 phase-out dates, including repurposing the ITBs to carry other products, retrofitting our ITBs with an internal double hull, scrapping or selling the vessels. The opportunities to repurpose the ITBs include converting the vessels to transport products not subject to OPA 90 expiration dates, such as ethanol, bio-diesel products, certain chemicals such as caustics, bulk fertilizer and grain. The costs to repurpose these ITBs vary based upon the product to be transported. Converting these vessels to carry ethanol would require the least amount of capital, as the vessels would need to upgrade the fire fighting system at a cost of approximately $0.3 million per vessel. Due to high shipyard costs and current lack of demand for retrofitted vessels due to projected competitive capacity resulting from newbuild programs, customer reluctance to charter older vessels, even if they have been rebuilt, and the aforementioned opportunities to repurpose these vessels, it may not be economically viable to retrofit the ITBs to meet OPA 90 standards. Scrapping or selling the vessels will depend on the market for these vessels and scrap values at the time of the proposed scrapping. The cost of repurposing or retrofitting our ITB units compared to the cost of newbuildings, market conditions, charter rates, customer acceptance and the availability and cost of financing will be major factors in determining the OPA 90 compliance plan that we ultimately implement and the timing thereof.

        Depending on the cost of the plan that we ultimately adopt to comply with OPA 90 phase-out requirements, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our basic surplus and our cash available for distribution and to pay interest on, and the principal of, our debt. In addition, if we take any of our vessels out of service to comply with OPA 90, our cash available for distribution and to pay interest on, and the principal of, our debt would be reduced unless we were able to replace these vessels with OPA 90 compliant vessels.

        We do not expect to incur significant capital expenditures in order to bring our parcel tankers into compliance with OPA 90. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification, which must be made by 2013, will bring the Chemical Pioneer into compliance with OPA 90. Although the Charleston is not OPA 90 compliant, our intent is to seek a waiver allowing us to carry refined petroleum products in the vessel's center tanks and non-petroleum-based products in the other tanks rather than retrofit the vessel. If the waiver is not obtained, or under certain circumstances even if the waiver is obtained, we may not be able to transport a sufficient quantity of products that generate qualifying income, in which event we would be required to place the Charleston in a corporate subsidiary to limit the amount of non-qualifying income we generate, which could reduce cash available for distribution. The Sea Venture is not OPA 90 compliant and cannot carry petroleum products beyond 2013. At this time, we intend to operate the Sea Venture beyond its OPA 90 phase out date in the chemical trade, and will operate this vessel in a subsidiary taxed as a corporation.

  Ongoing Capital Expenditures

        Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock ("UWILD") Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition, results of operations and our ability to pay the minimum quarterly distribution on our outstanding units. We expect our ITBs to continue participation in the UWILD Program. Even if the U.S. Coast Guard allows us to continue in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted at a cost of $0.5 million. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

        The ITB Baltimore completed its drydocking in August 2007, at a cost of $5.7 million excluding repair costs. However it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The ITB Philadelphia completed its drydock in December 2007 at a cost of $5.7 million. During 2006, the parcel tankers Charleston, Chemical Pioneer and Sea Venture and the ITBs Groton and Mobile were placed in drydock. The Charleston drydock was completed in July 2006 at a cost of $5.1 million, the Chemical Pioneer drydock was completed in December 2006 at a cost of $5.5 million and the initial Sea Venture drydock was completed in June 2006 at a cost of $9.9 million. The Sea Venture drydock was an extensive drydocking that brought the vessel to our operational standards followings its acquisition. The ITB Groton was completed in August 2006 at a cost of $5.2 million and the ITB Mobile was completed in December 2006 at a cost of $5.1 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program or if we chose to pursue international chartering opportunities that would preclude our continued participation in the UWILD Program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 10-20 days and will cost approximately $1.0 million to $2.0 million. At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors as well as the availability of shipyards to perform the drydock. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

        In calculating cash available to pay distributions, our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus were $20.9 million in 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

        The following table summarizes total capital expenditures, on an accrual basis, consisting of drydocking expenditures, and expansion capital expenditures for the periods presented (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Maintenance capital expenditures	$11,155	$30,396	$45,133
ATB construction expenditures	108,661	70,400	23,710
Product tanker construction expenditures	66,114	35,027	—

Total capital expenditures	$185,930	$135,823	$68,843

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

        Our liquidity has been, and may continue to be, affected by several factors, some of which are outside our control, including:

  •
  Cost overruns on the construction of the ATB Freeport of approximately $24.4 million from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under our credit facility, thereby reducing availability under the credit facility to meet our ongoing liquidity requirements, and increased interest expense.

  •
  The potential for reduced cash flows and operating margins from our ITB fleet due to the expiration of the Hess support agreement in September 2007, which provided us minimum rates on our vessels, reduced demand for our ITBs due to an increasing supply of vessels, lower rates in the spot market due to an increasing number of vessels competing in that market, and higher operating expenses of, and less demand for, our ITBs due to their age.

  •
  Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of our seagoing personnel. The two agreements, which we believe follow agreements reached by other vessel operators in our industry, are expected to increase vessel personnel expenses by approximately $3.0 million in 2008 when compared to the levels under the expired contracts.

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

        Currently, our common units have the right to receive distributions of available cash in an amount equal to the minimum quarterly distribution of $0.45 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash may be made on any subordinated units. Distribution arrearages do not accrue on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash to pay the minimum quarterly distribution on the common units. Our common unitholders historically received $5.1 million per quarter and our subordinated unitholders and general partner historically received $3.3 million per quarter. In February 2008, we did not pay a distribution on the subordinated or general partner units. Shipping Master, the holder of our subordinated units and general partner units, requested that we not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase reserves available for payment of future quarterly distributions on our common units; for the completion of our capital construction program; and to strengthen coverage with respect to the financial covenants under our credit facility in future periods. There can be no assurance that our available cash will be adequate to pay the minimum quarterly distribution on the common and subordinated units in the future.

        The agreements governing our indebtedness prohibit us from paying distributions following a default. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The current minimum quarterly distribution on our common units is $5.1 million and on our subordinated and general partner units is $3.3 million. Accordingly, we will be prohibited by the indenture from paying distributions except out of proceeds of certain equity issuances if our fixed charge coverage ratio is less that 1.75 to 1 for more than five quarters (nine quarters if we only make cash distributions in respect of our common units).

        We continue to monitor our liquidity requirements and levels closely to ensure we have adequate liquidity to meet our ongoing working capital requirements, and we are continuing to examine our capital structure and other alternatives with the goal of increasing liquidity, including taking actions which could result in a reduction in the amount of the quarterly distribution paid on our common units. Our inability to adequately address any liquidity issues that may arise in the future could impact our ability to pay the minimum quarterly distribution in full. The full minimum quarterly distribution on the common units of $0.45 will be paid prior to the payment of any distribution on our subordinated units.

        Please see "Risk Factors—Risks Inherent in Our Business" in this Annual Report on Form 10-K for a detailed discussion of our liquidity requirements and the events that could impact our liquidity.

        Please see the section titled "Cash Distribution Policy" in Part II, Item 5., "Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities", in this Annual Report on Form 10-K for a detailed discussion of our policies and conditions regarding cash distributions and the conversion of subordinated units into common units.

  Contractual Obligations and Contingencies

        Our contractual obligations at December 31, 2007 consisted of the following (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$460,027	$3,100	$6,200	$350,727	$100,000
Interest on long-term debt(2)	240,347	48,205	95,614	75,331	21,197
ATB commitments(3)(4)	96,160	80,977	15,183	—	—
Joint Venture commitments(4)(5)	1,105,448	208,711	466,925	352,991	76,821
Non-cancelable operating leases	4,050	807	1,009	871	1,363

Total contractual obligations	$1,906,032	$341,800	$584,931	$779,920	$199,381
Less: sublease rent(6)	2,613	307	631	653	1,022

	$1,903,419	$341,493	$584,300	$779,267	$198,359

(1)
Includes payments on the $60.0 million delayed draw term loan that was outstanding at December 31, 2007 and payments on the $13.0 million revolving credit facility that was outstanding at December 31, 2007. Does not include payments on the portion of the revolving credit facility that has not been drawn at December 31, 2007. Includes payments on the $41.2 million Revolver of the Joint Venture that was outstanding at December 31, 2007; although such debt is non-recourse to us. Does not include payments on the portion of the Revolver that has not been drawn at December 31, 2007. Assumes no additional borrowings or prepayments.

(2)
Assumes no additional borrowings or prepayments. Assumes interest rates in effect on December 31, 2007 are in effect for entire term. Includes the effect of two interest rate hedges in effect at December 31, 2007.

(3)
Includes only contractually committed costs at December 31, 2007. Does not include approximately $8.6 million of costs for owner-furnished equipment that we expect to purchase, but are not contractually committed at December 31, 2007. Does not include approximately $73.2 million of costs related to the fourth ATB for which we have the option to cancel at any time prior to June 30, 2008. At December 31, 2007, we had $85.5 million in an escrow account and $13.4 million of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2008 to fund our obligations with respect to construction of three ATBs.

(4)
Amounts exclude capitalized interest.

(5)
Represents the amounts necessary to build all nine tankers under the NASSCO contract (including estimated price escalations), of which we are only committed to contribute our remaining capital contribution commitment to the Joint Venture of $39.8 million. Based upon current funding expectations, of the $39.8 million remaining capital contribution commitment, $38.8 million is due in 2008 and the balance due during 2009. Our commitment is limited to the $39.8 million based on the expectations that the obligations of the Joint Venture will be non-recourse to us. Additionally, although we do not expect to, we can opt not to build tankers six through nine at a penalty of up to $10.0 million per tanker. At December 31, 2007, we had $39.8 million in escrow to secure our obligation to make the remainder of our required capital contribution.

(6)
We sublease approximately 75% of our New York office space to certain companies affiliated with our Chairman and Chief Executive Officer. See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence—New York Office Sublease."

        In 2002, our general partner entered into employment agreements with its five executive officers at that time. The employment agreements had an initial term of three years and were amended and restated in 2004 in connection with our initial public offering. These agreements automatically extend for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement and currently expire in October 2008. In December 2007, one of the executive officers subject to an employment agreement voluntarily retired, and in conjunction therewith, we and the executive officer entered into a separate agreement for future services, for which the individual will receive $150,000. In April 2007, our general partner entered into an employment agreement with Jan T. Ziobro, Vice President, New Construction, expiring in April 2010, with substantially the same terms as the agreements for the other executive officers. The employment agreements in effect at December 31, 2007, provide for an aggregate base annual salary of $1.6 million. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee's employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee's agreement or (b) one year, a monthly payment equal to one-twelfth of the employee's then annual salary.

        See "Item 11. Executive Compensation—Employment Agreements" for additional information on the employment agreements.

        We have entered into contracts to construct four additional ATB units. In 2006, we entered into a contract with Manitowoc Marine Group ("MMG") for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to June 30, 2008 (the "Cancellation Option"). In 2006, we entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. ("Eastern"), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. We have not incurred any costs to date for the construction of this tug. This tug will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. In connection with extending the Cancellation Option on the barge, we agreed to extend the delivery date to December 2010 and to increase the cost of the vessel. We estimate the total cost for this ATB, including the barge, tug and certain owner furnished equipment, will be approximately $78.4 million (subject to modifications, changes in the cost of steel and the actual delivery date), compared to our original estimate of $66.0 million. The capitalized interest as of December 31, 2007 relating to these four ATBs is $7.8 million. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units to be completed in August 2009 and, if not cancelled, December 2010. As of December 31, 2007, we made payments totaling $103.5 million related to these newbuilds and had in escrow approximately $85.5 million, plus $13.4 million of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2008. These escrowed amounts and funds drawn represent our estimated cost to substantially complete construction of the first three ATBs under construction at Manitowoc and Eastern. If the Cancellation Option on the barge is exercised, we will forfeit all amounts previously paid for this barge (which aggregate $3.8 million), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1.4 million). Excluding any possible recoveries, the total charge to expense for canceling this ATB unit would be $5.7 million, which includes $0.5 million of capitalized interest.

        We, through our subsidiary USS Product Carriers LLC ("Product Carriers"), entered into a contract with the National Steel and Shipbuilding Company ("NASSCO"), a subsidiary of General Dynamics Corporation ("General Dynamics"), for the construction of nine 49,000 deadweight tons ("dwt") double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the "Joint Venture"), to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and third parties own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $30.2 million has already been made. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption "Minority interest in Joint Venture loss (income)" on the Consolidated Statements of Operations and Comprehensive Income.

        On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for our Joint Venture. Because Product Carriers and the Joint Venture have declined NASSCO's request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, we believe any such use of additional capacity should not materially affect the delivery dates of vessels six through nine.

        As tankers are constructed, we will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture's equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. The acceleration of the tankers' construction may require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture, at levels above current commitments.

        Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and we received an arrangement fee of $4.5 million. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

        We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture's financial statements are consolidated with ours for financial reporting purposes as a result of our control of the board of directors of the Joint Venture and certain other provisions of the joint venture agreement, and, other than our commitment to provide $70.0 million of equity funding, to guaranty Product Manager's obligation under the management agreement and certain indemnification obligations, we would not have any further obligation to contribute funds to the Joint Venture.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events under letters of credit totaling $0.2 at December 31, 2007 relating to the New York office lease. At December 31, 2007, there have been no claims against such letter of credit.

        We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $0.2 million per claim. We provide on a current basis for amounts we expect to pay.

Inflation

        During the last three years, inflation has had a relatively minor effect on our financial results. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed through to our customers. To the extent we have long-term, fixed-rate contracts on our vessels, we are exposed to inflation, as our costs may increase with inflationary pressures, while our revenues remain fixed. Prospectively, we will experience labor increases that are generally in excess of the time charter rate increases on our long-term charters.

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

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," ("FIN 48") effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. No adjustments were made to our financial statements upon adoption of this standard.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") Statement No. 157, "Fair Value Measurements," ("FAS 157") effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These pronouncements are not expected to have a significant impact on the fair value measures employed by us.

        In February 2007, the FASB issued FAS Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," ("FAS 159") effective as of the beginning of fiscal years beginning after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

  1.
  May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

  2.
  Is irrevocable (unless a new election date occurs)

  3.
  Is applied only to entire instruments and not to portions of instruments.

We have not elected fair value treatment for any financial instruments as of December 31, 2007.

        In December 2007 the FASB issued FAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. This pronouncement will impact our financial statement presentation for the 60% noncontrolling interest of the Joint Venture.

        In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS 141, "Business Combination". FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 "Accounting for Income Taxes" such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We are currently evaluating the impact of this pronouncement on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the year ended December 31, 2007, a 1% change in our variable interest rates would have increased our interest expense by $0.7 million for the year ended December 31, 2007, after taking into effect the interest rate swap agreements we had in effect as described below.

        We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("FAS 133"), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

        We had two interest rate swap agreements as of December 31, 2007. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month

LIBOR, reset quarterly, for a fixed rate. As of December 31, 2007 the fair market values of our two interest rate swaps were a loss of $6.6 million and a loss $3.4 million.

        The following is a summary of the economic terms of these agreements at December 31, 2007 (dollars in thousands):

Notional amount	$123,125
Fixed rate paid	5.355%
Variable rate received	4.830%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	$(6,643)
Notional amount	$98,500
Fixed rate paid	4.899%
Variable rate received	4.830%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	$(3,449)

        We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million. To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25 per Euro. As of December 31, 2007 the fair value of the foreign currency hedge was approximately $1.0 million.

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

  Joint Venture Hedging

        On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture's cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at December 31, 2007 was $2.0 million. Changes in the fair value of those instruments are reported in earnings.

        The following is a summary of the economic terms of this agreement at December 31, 2007 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$1,950

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements set forth on pages F-1 to F-46 of this report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

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

        As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under the heading "Report of Independent Registered Public Accounting Firm".

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

        The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with US Shipping General Partner LLC
Paul B. Gridley	55	Chairman, Chief Executive Officer and Director
Joseph P. Gehegan	62	President, Chief Operating Officer and Director
Albert E. Bergeron	41	Vice President—Chief Financial Officer
Jeffrey M. Miller	53	Vice President—Chartering
Jan T. Ziobro	51	Vice President—New Construction
Bryan S. Ganz	49	Director
William M. Kearns, Jr.	72	Director
Gerald Luterman	64	Director
M. William Macey, Jr.	54	Director
Douglas L. Newhouse	54	Director
Ronald L. O'Kelley	62	Director

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

        Jeffrey M. Miller is vice president-chartering of our general partner and has served as vice president-chartering of United States Shipping Master LLC since September 2002. Prior to joining United States Shipping Master LLC, Mr. Miller was employed in various capacities for Marine Transport Lines, Inc. from 1985 to 2002, most recently serving as Vice President of Chartering. Mr. Miller is a graduate of the U.S. Merchant Marine Academy and worked aboard Jones Act merchant vessels in various positions for ten years. Mr. Miller serves in various capacities with the Barge Companies.

        Jan T. Ziobro was appointed vice president-new construction of our general partner on April 25, 2007. Prior to that, he was employed for over 17 years in various capacities with Overseas Shipholding Group, Inc. ("OSG"), including 11 years in OSG's New Construction Group as Senior Naval Architect. During this time he was involved in construction projects of over 20 vessels for the account of OSG in both Japan and South Korea. Mr. Ziobro holds a Bachelor of Science degree in Naval Architecture and Marine Engineering from the University of Michigan. He is a member of the Society of Naval Architects and Marine Engineers and an associate member of the Association of Ship Brokers and Agents.

        Bryan S. Ganz joined the board of directors of our general partner in February 2005. Mr. Ganz has been co-president and co-chief executive officer of GPX International Tire Company since its formation in 2005. Prior to the formation of GPX, Mr. Ganz served as president and chief executive officer of Galaxy Tire & Wheel, Inc., a manufacturing company, since 2001 and served as chief operating officer from 1992 to 2000. Mr. Ganz founded Paramount Capital Group, an investment advisory firm, in 1983 and served as president until 1990. Mr. Ganz is a graduate of Columbia School of Law and Georgetown University.

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

        Gerald Luterman has been a member of the board of directors of our general partner since May 2006. Mr. Luterman was executive vice president and chief financial officer of KeySpan Corporation from August 1999 to September 2007. He retired when the company was acquired by National Grid of the United Kingdom. Prior to this time, Mr. Luterman had more than 30 years experience with companies including American Express, Booz Allen & Hamilton and Arrow Electronics. Mr. Luterman is a director of IKON Office Solutions, Sun Edison LLC, Alternity Wind Power LLC and Lutheran Medical Center. Mr. Luterman qualified as a Canadian Chartered Accountant and holds a Bachelor of Commerce degree from McGill University and an MBA from Harvard Business School.

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

        Ronald L. O'Kelley joined the board of directors of our general partner in October 2004. Mr. O'Kelley is chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company, since 2002. Mr. O'Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975. Mr. O'Kelley is a director of Selective Insurance Group, Inc. Mr. O'Kelley serves as an advisor to the Donald Jones Center for Entrepreneurship at the Tepper School of Business and is a member of the National Association of Corporate Directors and the Corporate Directors Group.

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

Corporate Governance Guidelines

        The board of directors of our general partner has adopted corporate governance guidelines in accordance with the New York Stock Exchange listing requirements.

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

Reimbursement of Certain Expenses to our General Partner

        Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2007, 2006 and 2005, these reimbursed expenses totaled approximately $54.3 million, $46.4 million and $37.7 million, respectively.

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

        Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required by those persons, we believe that during the year ending December 31, 2007, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding executive and director compensation will be filed by April 29, 2008 as an amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        The following table sets forth the beneficial ownership of common units of U.S. Shipping Partners L.P. of (i) beneficial owners of 5% or more of such units, (ii) each director and named executive officer of US Shipping General Partner LLC and (iii) all directors and executive officers as a group, as of February 29, 2008. Unless otherwise indicated, the address of all persons and entities listed below is c/o U.S. Shipping Partners L.P., 399 Thornall Street, 8th Floor, Edison, New Jersey 08818.

Name of Beneficial Owner	Common Units	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units
United States Shipping Master LLC(1)	—	—	6,899,968	100%	37.8%
Sterling/US Shipping L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(2)	140,705	1.2%	6,899,968	100%	38.6%
Sterling Investment Partners Side-by-Side L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(3)	2,345	*	—	—	*
Fiduciary Asset Management, LLC 8112 Maryland Avenue Suite 400 St. Louis, MO 63105(4)	850,356	7.5%	—	—	4.7%
Albert E. Bergeron(5)	10,358	*	—	—	*
Bryan Ganz(6)	27,375	*	—	—	*
Joseph P. Gehegan(7)	21,840	*	—	—	*
Paul B. Gridley(8)	50,048	*	—	—	*
Gerald Luterman(9)	2,000	*	—	—	*
William M. Kearns, Jr.(10)	21,000	*	—	—	*
M. William Macey, Jr. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(11)	—	—	—	—	—
Jeffrey M. Miller(12)	9,150	*	—	—	*
Douglas L. Newhouse c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880(13)	—	—	—	—	—
Ronald L. O'Kelley(14)	5,000	*	—	—	*
Jan T. Ziobro	—	—	—	—	—
All directors and executive officers as a group (11 persons)(15)	146,771	1.3%	—	—	*

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

4.
Information is based on the Schedule 13G filed by Fiduciary Asset Management, LLC on February 14, 2008. The Schedule 13G notes that Fiduciary Asset Management is deemed the beneficial owner of these common units because it has shared dispositive power with respect to 850,356 common units.

5.
Under Shipping Master's operating agreement, Mr. Bergeron owns a (a) 0.69% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 2.91% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Bergeron will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Bergeron will only receive these amounts on conversion of class A subordinated units into common units, but upon such conversion he will be entitled to receive a "catch up" payment equal to the cumulative amount he would have received if such payments had commenced at closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

6.
Includes 2,000 restricted units issued on April 2, 2007 as partial compensation for service as director of the general partner of the Partnership. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. The right to receive distributions on these restricted units vested as to 500 units each on April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008. Includes 7,875 units held by Ganz Family Associates, LP. Mr. Ganz may be deemed a beneficial owner of these units by virtue of the fact that he serves as general partner of Ganz Family Associates, LP. Mr. Ganz disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and this report shall not be deemed an admission for purposes of Section 16 or for any other purpose.

7.
Under Shipping Master's operating agreement Mr. Gehegan owns a (a) 3.89% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 16.51% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gehegan will have the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

8.
Includes 18,679 units held by Mr. Gridley's spouse and 9,338 units held by Mr. Gridley's minor children. Mr. Gridley disclaims beneficial ownership of the units beneficially owned by his children. Pursuant to Shipping Master's operating agreement, Mr. Gridley owns a (a) 12.14% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 51.47% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gridley has the right to receive 2.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common units and subordinated units in excess of the minimum quarterly distribution. Mr. Gridley will only receive these amounts on the conversion of class A units into common units, but upon such conversion he will be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced as of the closing of our initial public offering. Mr. Gridley will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

9.
Consists of 2,000 restricted units issued on April 2, 2007 as partial compensation for service as director of the general partner of the Partnership. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. The right to receive distributions on these restricted units vested as to 500 units each on April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008.

10.
Includes 2,000 restricted units issued on April 2, 2007 as partial compensation for service as director of the general partner of the Partnership. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. The right to receive distributions on these restricted units vested as to 500 units each on April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008. Pursuant to Shipping Master's operating agreement, Mr. Kearns owns a (a) 0.53% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) a 0.70% pecuniary interest in the class A subordinated units directly owned by Shipping Master.

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

12.
Under Shipping Master's operating agreement, Mr. Miller owns a (a) 4.35% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 18.45% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.5% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on common and subordinated units in excess of the minimum quarterly distribution. He will only receive such amounts on the conversion of the class A units into common units, but upon such conversion he will be entitled to receive a "catch up" payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

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

14.
Includes 2,000 restricted units issued on April 2, 2007 as partial compensation for service as director of the general partner of the Partnership. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. The right to receive distributions on these restricted units vested as to 500 units each on April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008.

15.
Includes: 8,000 restricted units that vest on March 31, 2008 (see notes 6, 9, 10 and 14); 7,875 common units owned by Ganz Family Associates L.P. (see note 6); and 18,679 units held by Mr. Gridley's spouse and 9,338 units held by Mr. Gridley's minor children (see note 8). Does not include: units owned by Shipping Master (see notes 1, 5, 7, 8, 10, 11, 12 and 13), units owned by Sterling/US Shipping L.P. (see note 2); and units owned by Sterling Investment Side-by-Side L.P. (see note 3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

        Our audit committee charter requires that any transaction between us or our general partner and: (i) any executive officer or director, (ii) any immediate family member of any such officer or director, (iii) any 5% or greater unitholder of the Partnership, or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the audit committee of our board of directors.

Distributions and Payments to Our General Partner and Its Affiliates

        United States Shipping Master LLC, the owner of our general partner, owns 6,899,968 subordinated units representing a direct 37.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us. Our directors (other than Messrs. Ganz, Luterman and O'Kelley) and our executive officers in aggregate control, directly or indirectly, Shipping Master.

        We expect to distribute 98% of our available cash to our unitholders, including Shipping Master as holder of an aggregate of 6,899,968 subordinated units, and the remaining 2% of our available cash to our general partner, which is a wholly-owned subsidiary of Shipping Master. If distributions exceed the $0.45 per unit minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distributions as "incentive distribution rights". Please read "Cash Distribution Policy—Incentive Distribution Rights" in Item 5 of this report. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, our general partner would receive an annual distribution of approximately $0.7 million on its 2% general partner interest and Shipping Master would receive an annual distribution of approximately $12.4 million on its subordinated units. Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Directors of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master and thus may be deemed to control our general partner. Sterling/US Shipping L.P. and affiliates purchased 143,050 additional common units in the August 7, 2006 equity financing. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, Sterling/US Shipping L.P. and affiliates (other than Shipping Master) would receive an annual distribution of approximately $0.3 million, exclusive of any distributions it receives from Shipping Master. In February 2008, Shipping Master, the holder of the Partnership's subordinated units and general partner units, requested that we not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase reserves available for payment of future quarterly distributions on our common units; for the completion of our capital construction program; and to strengthen coverage with respect to the Partnership's financial covenants under our credit facility in future periods.

        Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P., other than pursuant to the incentive distribution rights described above. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2007, 2006 and 2005 these reimbursed expenses totaled approximately $54.3 million, $46.4 million, and $37.7 million, respectively.

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

        On August 7, 2006, in order to maintain its 2% ownership relative to the new equity units issued, our general partner was required to make a capital contribution to us of approximately $1.6 million. To make this contribution, our general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

New York Office Sublease

        On September 23, 2005, we entered into a ten-year lease for office space to accommodate our New York office, commencing on January 1, 2006. We, as the lessee, sublease 75% of the leased space to certain companies affiliated with our Chairman and Chief Executive Officer. Our average annual rental expense, net of sublease income of $0.3 million, will be $0.1 million. The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property. Total rental expense excludes such additional expense payments as part of the minimum rentals. We have been reimbursed 75% of the cost of acquiring the letter of credit required by the landlord and have received a guaranty from our Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.

Shipping Master Voting Arrangement

        The limited liability company agreement of Shipping Master requires its members to vote the membership interests held by them to elect the following persons, in addition to certain other nominees, to the board of directors of Shipping Master: (i) up to four individuals designated by Sterling/US Shipping L.P., (ii) Mr. Gridley for as long as he is employed by Shipping Master as its chief executive officer and (iii) up to two other persons nominated by the board who are not affiliated with Sterling/US Shipping L.P. The limited liability company agreement provides that Mr. Gridley will serve as chairman of the board as long as he remains an employee of Shipping Master or one of its subsidiaries. During the term of the limited liability company agreement, the holders of common membership interests of Shipping Master must vote the common membership interests held by them in the same manner as Sterling/US Shipping L.P. votes its preferred membership interests. In addition, the limited liability company agreement requires that the persons serving as directors of Shipping Master be appointed as directors of our general partner. As a result, Shipping Master and indirectly Sterling/Sterling L.P. have the right to elect all the directors of our general partner.

Management Incentive Interest in Our General Partner

        Our general partner is a wholly-owned subsidiary of Shipping Master. Accordingly, the owners of Shipping Master will receive all distributions made by us to our general partner in respect of the general partner interests and incentive distribution rights, subject to the rights granted to the executive officers of our general partner described below. The executive officers of our general partner will have the right to receive 10% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will be entitled to receive a "catch up" payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units.

Hess Support

        Hess is one of our significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the support agreement) for the years ended December 31, 2007, 2006 and 2005 were $15.0 million, $11.0 million and $13.3 million, respectively. Accounts receivable due under the support agreement were $0 and $0.1 million at December 31, 2007 and 2006, respectively.

USS Product Manager LLC

        USS Product Manager LLC ("Product Manager"), our wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

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

        The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, our general partner. Certain members of the Partnership's management are expected to devote significant time to the management and operation of the Joint Venture. For years ended December 31, 2007 and 2006, we recorded $343,000 and $53,000, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

        In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1.0 million per vessel constructed, subject to certain limitations, in addition to the oversight fees. In 2007, Product Manager recognized $0.4 million in fees for these site supervision activities, which were eliminated in consolidation.

The Blackstone Group and Affiliates

        In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10.8 million to the Joint Venture Investors. For the years ended December 31, 2007 and 2006, the Joint Venture has paid interest of $5.4 million and $1.7 million, respectively, to the Joint Venture Investors. See "Item 1. Business—Our Vessels—New Product Tankers" for more information regarding the Joint Venture.

Sterling Investment Partners

        In connection with the August 2006 debt and equity financings, we expensed a fee of $0.25 million relating to advisory services provided by Sterling Investment Partners Advisors LLC ("Sterling Advisors"), an affiliate of the entity that directly controls our general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1.5 million to Sterling Advisors.

        Beginning in 2008, each of Messrs. Macey and Newhouse, Sterling Investment Partners' designees on the Board of Directors of our general partner, will be paid fees equivalent to the cash fees paid to the other non-employee directors for their Board and committee services, for their services as members of the Board of Directors and for their service on various committees of the Board.

August 2006 Equity Financing

        On August 7, 2006, we issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds. Sterling/US Shipping Partners LP, which controls Shipping Master, purchased 41,174 common units and 99,531 class B units, and an affiliate of Sterling/US Shipping Partners LP purchased 686 common units and 1,659 class B units. In addition, Mr. Gridley, our chairman and chief executive officer, Mr. Gehegan, our president and chief operating officer, Mr. Bergeron, our vice president-chief financial officer and Mr. Miller, our vice president-chartering, purchased 2,020 common units, 2,020 common units, 760 common units and 1,520 common units, respectively, and 4,820 class B units, 4,820 class B units, 1,815 class B units and 3,630 class B units, respectively.

Omnibus Agreement

        At the closing of the initial public offering, we entered into an omnibus agreement with Shipping Master, our general partner and our operating subsidiary.

  Noncompetition

        Under the omnibus agreement, Shipping Master agreed, and agreed to cause its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of providing marine transportation services or any activities that generate qualifying income for federal income tax purposes. Sterling Investment Partners, L.P., non-management co-investors, the Joint Venture and their affiliates (other than Shipping Master) are not prohibited from engaging in activities in which they compete directly or indirectly with us or from owning assets or engaging in businesses that compete directly or indirectly with us.

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

        Shipping Master will indemnify us for liabilities related to:

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

        The Board of Directors of the general partner (the "Board of Directors") has standing Audit, Compensation, Conflicts and Nominating committees. Each committee (other than the Conflicts committee, whose duties are governed by our partnership agreement) has a written charter.

        The Board of Directors held 13 meetings during 2007. Each director attended at least 75% of the aggregate of both the total number of meetings of the board of directors of US Shipping General Partner LLC and the total number of meetings held by all committees of such board on which he served (during the periods that he served) with the exception of Messrs. Macey and Newhouse who each attended 69% of the aggregate number of meetings of the board of directors of US Shipping General Partner LLC.

Board Committees

  Audit Committee

        The Board of Directors has a standing audit committee comprising of Messrs. Kearns, Luterman and O'Kelley. The Board of Directors has determined that Messrs. Kearns, Luterman and O'Kelley are independent within the meaning of the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. O'Kelley is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

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

        The audit committee held eight meetings during 2007.

  Compensation Committee

        The Board of Directors has a standing compensation committee consisting of Messrs. Kearns, Newhouse, and O'Kelley. The compensation committee, among other tasks, determines and approves the officers' compensation and benefits, and reviews from time to time the compensation and benefits of non-employee directors.

        The compensation committee held five meetings during 2007.

  Conflicts Committee

        The Board of Directors has a standing conflicts committee consisting of Messrs. Luterman, Kearns and O'Kelley. The conflicts committee reviews specific matters that the board of directors of US Shipping General Partner LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement, including any change to the amount of estimated capital expenditures deducted from our calculation of available cash.

        The conflicts committee held one meeting during 2007.

  Nominating Committee

        Effective February 2006, US Shipping General Partner LLC elected a nominating committee consisting of Messrs. Gridley, Kearns, and Macey. The nominating committee, among other tasks, assists the Board in its selection of individuals to fill any vacancies or newly created directorships on the Board. Unitholders have no right to elect our general partner or its Board of Directors.

        The nominating committee did not meet during 2007.

Independent Directors

        The Board has two members of management, Paul Gridley, Chairman and Chief Executive Officer, and Joseph Gehegan, President and Chief Operating Officer, and six non-management directors. The Board has determined that three of its six non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee. The independent directors are: William Kearns, Jr., Gerald Luterman and Ronald O'Kelley.

        Messrs. William Macey, Jr. and Douglas Newhouse are managing members of Sterling Investment Partners L.P., which controls Shipping Master and our general partner. Messrs. Macey and Newhouse are managing members of Sterling Advisors.

        Mr. Bryan Ganz is co-president and co-chief executive officer and a director of GPX International Tire Company, a portfolio company of Sterling Investment Partners L.P. and Sterling Investment Partners II, L.P. Messrs Macey and Newhouse serve as directors of GPX International Tire Company.

        The independent directors held three meetings during 2007.

Independence Determinations

        Under the NYSE's listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with U.S. Shipping Partners L.P. and no specified relationship that the NYSE has determined precludes independence. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that, other than being a director of US Shipping General Partner LLC, a unitholder of U.S. Shipping Partners L.P. and, in the case of Mr. Kearns, a unitholder and director of United States Shipping Master LLC, each of the independent directors named above has either no relationship with U.S. Shipping Partners L.P., either directly or as a partner, unitholder or officer of an organization that has a relationship with us, or has only immaterial relationships with us and is therefore independent under the NYSE's listing standards.

Code of Business Conduct and Ethics

        The Board of Directors has adopted a code of business conduct and ethics for all employees, including our principal executive officer and principal financial and accounting officer. If any amendments are made to the code or if our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of our executive officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

        The Board of Directors has adopted corporate governance guidelines in accordance with the New York Stock Exchange listing requirements.

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

Executive Sessions of the Board of Directors

        Messrs. Ganz, Kearns, Macey, Newhouse, Luterman and O'Kelley, who are non-management directors of our general partner, meet at regularly scheduled executive sessions without management. These meetings are chaired by Mr. Kearns as lead director. Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

        Messrs. Kearns, Luterman and O'Kelley, who are independent, non-management directors of our general partner, meet at least annually in executive sessions without management and other directors. These meetings are chaired by Mr. Kearns. Persons wishing to communicate with our independent, non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2007

        Management of US Shipping General Partner LLC is responsible for U.S. Shipping Partners L.P.'s internal controls and the financial reporting process. PricewaterhouseCoopers LLP, our independent registered public accounting firm for the year ended December 31, 2007, is responsible for performing an independent audit of the partnership's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"), and an audit of the partnership's internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of the partnership's independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

        The Audit Committee has reviewed and discussed U.S. Shipping Partners L.P.'s audited consolidated financial statements with management and PricewaterhouseCoopers. The Audit Committee has discussed with PricewaterhouseCoopers the matters required to be discussed by Statement on Auditing Standards No. 61, "Communications with Audit Committees." The Audit Committee has received written confirmation of the firm's independence from PricewaterhouseCoopers and has discussed with PricewaterhouseCoopers that firm's independence.

        Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, including discussion with outside counsel, the audit committee recommended to the Board that the audited consolidated financial statements of U.S. Shipping Partners L.P. be included in U.S. Shipping Partners L.P.'s Annual Report on Form 10-K for the year ended December 31, 2007.

Members of the Audit Committee:
William M. Kearns, Jr.
Gerald Luterman
Ronald L. O'Kelley

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees and services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006.

	Year ended December 31,
	2007	2006
	(dollars in thousands)
Audit fees(1)	$931	$974
Audit-related fees(2)	—	250
Tax fees(3)	636	691
All other fees(4)	2	2

Total	$1,569	$1,917

    (1)
    Fees for audit of annual financial statements, audit of financial statements of the Joint Venture, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC. Audit fees for 2007 include review of our S-3/A registration statement filed in January 2007 and review of our S-4 registration statement filed in February 2007. Audit fees for 2006 include review of our S-3 registration statement filed in October 2006 and preliminary review of our S-4 registration statement filed in February.

    (2)
    Fees for professional services for consultations related to financial accounting and reporting standards and due diligence services. Audit-related fees include audit-related fees incurred by the Joint Venture in 2006.

    (3)
    Fees related to professional services for tax compliance, tax advice and tax planning.

    (4)
    Fees for online research product.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

        Consistent with SEC policies regarding auditor independence, following our initial public offering, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2007, no pre-approval requirements were waived.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements

        See "Index to Financial Statements" set forth on page F-1.

(a)
(2)  Financial Statement Schedules

        None.

(a)
(3)  Exhibits

Exhibit Number	Description
3.1	Certificate of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004)
3.2
Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 3.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
3.3
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of U.S. Shipping Partners L.P. (incorporated by reference to Exhibit 4.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2006)
3.4
Certificate of Formation of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004)
3.5*
First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC (incorporated by reference to Exhibit 3.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2005)
4.1
Indenture dated as of August 7, 2006 between U.S. Shipping Partners, L.P., a Delaware limited partnership (the "Company"), U.S. Shipping Finance Corp., a Delaware corporation ("Finance Corp.", and together with the Company, the "Issuers"), each entity listed on Schedule I hereto (each a "Guarantor", and collectively, the "Guarantors") and Wells Fargo Bank, N.A., a national banking association, as trustee (the "Trustee") (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2006)
10.1
Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.2*	U.S. Shipping Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.3*	U.S. Shipping Partners L.P. Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
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
10.6*	Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.6 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.7
Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC, USS M/V Houston LLC, USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers, and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2006)
10.8
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2006)
10.9
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 25, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2007)
10.10
Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 2007)
10.11††
Limited Liability Company Agreement of USS Product Investors LLC dated August 7, 2006 (incorporated by reference to Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2006)
10.12*	Amended and Restated Employment Agreement for Paul B. Gridley (incorporated by reference to Exhibit 10.8 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.13*	Amended and Restated Employment Agreement for Joseph P. Gehegan (incorporated by reference to Exhibit 10.9 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.14*	Amended and Restated Employment Agreement for Jeffrey M. Miller (incorporated by reference to Exhibit 10.12 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004)
10.15*
Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.16*	Employment Agreement for Jan T. Ziobro (incorporated by reference to Exhibit 10.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 2007).
21.1	List of subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential treatment was granted for omitted portions.

††
Confidential treatment requested for omitted portions.

*
Management contract, compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

U.S. SHIPPING PARTNERS L.P.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of U.S. Shipping Partners L.P.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of U.S. Shipping Partners L.P. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 13, 2008

U.S. Shipping Partners L.P.

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$21,604	$2,686
Current portion of restricted cash and equivalents	113,960	80,588
Accounts receivable, net	11,934	10,520
Prepaid expenses and other current assets	10,683	5,604

Total current assets	158,181	99,398
Restricted cash and equivalents, net of current portion	11,322	130,359
Vessels and equipment, net	489,464	349,897
Deferred financing costs, net	19,019	23,098
Other assets	5,042	2,672

Total assets	$683,028	$605,424

Liabilities and Partners' Capital
Current liabilities
Current portion of long-term debt	$3,100	$2,560
Accounts payable	9,668	11,677
Due to affiliates	3,393	1,840
Deferred revenue	1,193	1,178
Accrued expenses and other liabilities	31,325	18,402

Total current liabilities	48,679	35,657
Long-term debt, net of current portion	456,927	368,482
Advances from Hess, net	—	11,866
Deferred income taxes	2,145	2,681
Other liabilities	10,920	2,080

Total liabilities	518,671	420,766

Minority interest in Joint Venture (Note 13)	33,324	17,581

Commitments and contingencies (Note 17)
Partners' Capital
Partners' capital	139,263	167,823
Accumulated other comprehensive loss	(8,230)	(746)

Total partners' capital	131,033	167,077

Total liabilities and partners capital	$683,028	$605,424

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except unit data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$176,729	$150,133	$131,534

Operating expenses
Vessel operating expenses	65,656	59,493	47,986
Voyage expenses	35,824	27,506	24,203
General and administrative expenses	15,533	13,539	10,826
Depreciation and amortization	37,795	31,305	25,704
Other expense (income)	(3,486)	—	—

Total operating expenses, net	151,322	131,843	108,719

Operating income	25,407	18,290	22,815
Interest expense	30,881	16,634	6,407
Interest income	(9,631)	(5,413)	(1,031)
Loss on debt extinguishment	—	2,451	—
Gain on derivative financial instruments	(199)	(1,913)	—

Income before income taxes and minority interest	4,356	6,531	17,439
(Benefit) provision for income taxes	(94)	1,077	(640)

Income before minority interest	4,450	5,454	18,079
Minority interest in Joint Venture loss	366	421	—

Net income	4,816	5,875	18,079
Other comprehensive income
Fair market value adjustment for derivatives	(7,484)	(2,615)	2,076

Comprehensive (loss) income	$(2,668)	$3,260	$20,155

General partner's interest in net income	$96	$118	$361
Limited partners' interest in net income
Net income	$4,720	$5,757	$17,718
Net income per unit—basic and diluted	$0.26	$0.37	$1.28
Weighted average units outstanding—basic	18,234	15,586	13,800
Weighted average units outstanding—diluted	18,236	15,586	13,800

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Changes in Partners' Capital

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Partners' Capital
	Limited Partners
								Accumulated Other Comprehensive Income (Loss)
	Common		Class B		Subordinated
							General Partner
	Units	$	Units	$	Units	$			Total
Balance at December 31, 2004	6,900	$118,098	—	—	6,900	$4,703	$192	$(207)	$122,786
Net income	—	8,859	—	—	—	8,859	361	—	18,079
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	2,076	2,076
Cash distributions	—	(11,306)	—	—	—	(11,306)	(461)	—	(23,073)

Balance at December 31, 2005	6,900	115,651	—	—	6,900	2,256	92	1,869	119,868
Net income	—	2,908	—	(102)	—	2,951	118	—	5,875
Proceeds from equity issuance	1,310	24,033	3,123	53,469	—	—	1,582	—	79,084
Equity issuance costs	—	(847)	—	(1,883)	—	—	(55)	—	(2,785)
Costs associated with issuance of Joint Venture equity, net	—	(1,293)	—	(492)	—	(1,087)	(59)	—	(2,931)
Realized gain on termination of hedge	—	—	—	—	—	—	—	(1,913)	(1,913)
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(702)	(702)
Cash distributions	—	(13,599)	—	(2,811)	—	(12,421)	(588)	—	(29,419)

Balance at December 31, 2006	8,210	126,853	3,123	48,181	6,900	(8,301)	1,090	(746)	167,077
Conversion of Class B Units into Common Units	3,123	48,181	(3,123)	(48,181)	—	—	—	—	—
Restricted unit grants	8	—	—	—	—	—	—	—	—
Net income	—	2,934	—	—	—	1,786	96	—	4,816
Amortization of deferred equity compensation	—	114	—	—	—	—	—	—	114
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(7,484)	(7,484)
Cash distributions	—	(20,399)	—	—	—	(12,421)	(670)	—	(33,490)

Balance at December 31, 2007	11,341	$157,683	—	$—	6,900	$(18,936)	$516	$(8,230)	$131,033

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$4,816	$5,875	$18,079
Adjustments to reconcile net income to net cash provided by operating activities Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	39,516	32,475	26,634
Provision for accounts receivable	755	137	314
Equity compensation	114	—	—
Gain on derivative financial instruments	(199)	(1,913)	—
Minority interest in Joint Venture loss	(366)	(421)	—
Deferred income taxes	(1,141)	1,533	(1,903)
Capitalized drydock costs	(14,122)	(31,082)	(8,930)
Loss on debt extinguishment	—	2,451	—
Changes in assets and liabilities:
Accounts receivable	(2,751)	(2,631)	(328)
Prepaid expenses and other current assets	(4,797)	(2,297)	1,526
Other assets	536	(137)	(113)
Accounts payable	2,598	4,804	(803)
Deferred revenue	15	1,178	(2,325)
Accrued expenses and other liabilities	3,065	8,231	(1,542)

Net cash provided by operating activities	28,039	18,203	30,609

Cash flows from investing activities
Change in restricted cash and equivalents, net	85,665	(210,947)	—
Cash received upon settlement of derivative financial instruments	173	—	—
Purchase of interest rate cap	(1,924)	—	—
(Payments to) advances from Hess, net	(3,298)	(484)	963
Construction of vessels and equipment	(161,183)	(117,092)	(53,227)
Proceeds from Senesco settlement	—	21,000	—
Purchase of office furniture, equipment and other	—	(317)	—
Deposit to secure shipyard slot	—	—	(3,788)

Net cash used in investing activities	(80,567)	(307,840)	(56,052)

Cash flows from financing activities
Proceeds from borrowings	54,000	—	—
Proceeds from Joint Venture revolver borrowings	24,923	16,307	—
Contribution by minority interest equity investors in Joint Venture	16,109	29,148	—
Proceeds from revolver borrowings	13,000	25,000	—
Deferred financing costs	(158)	(24,546)	(154)
Repayment of debt	(2,938)	(129,302)	(1,588)
Distributions to partners	(33,490)	(29,419)	(23,073)
Proceeds from issuance of debt	—	356,000	30,000
Gross proceeds from issuance of common units	—	79,084	—
Repayment of revolver borrowings	—	(25,000)	—
Partnership equity offering expenses	—	(2,785)	—
Joint Venture equity offering expenses	—	(14,077)	—
Proceeds from hedge termination	—	1,913	—

Net cash provided by financing activities	71,446	282,323	5,185

Net (decrease) increase in cash and cash equivalents	18,918	(7,314)	(20,258)
Cash and cash equivalents at beginning of year	2,686	10,000	30,258

Cash and cash equivalents at end of year	$21,604	$2,686	$10,000

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$39,301	$14,552	$6,733
Income taxes	$—	$335	$857

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

1. Nature of Operations

        U.S. Shipping Partners L.P. (the "Partnership") owns and operates six integrated tug barge units ("ITBs"), three chemical product, or parcel, tankers ("Parcel Tankers"), one product tanker ("Houston") and one articulated tug barge ("ATB"). The Partnership's first ATB, the ATB Freeport, was delivered in June 2007 and entered service in July 2007. Additionally, the Partnership has contracted to construct four additional ATBs which are scheduled for delivery in August 2008, November 2008, August 2009 and December 2010, although the Partnership has the option to cancel the last ATB prior to June 30, 2008.

        The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products and petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. Recently, to improve utilization of the fleet, the Partnership has entered into contracts to transport grain to the east coast of Africa. These transactions are not subject to the provisions of the Jones Act, but Jones Act vessels are given preference for these voyages.

        The Partnership, through its subsidiary USS Product Carriers LLC ("Product Carriers"), entered into a contract with the National Steel and Shipbuilding Company ("NASSCO"), a subsidiary of General Dynamics Corporation ("General Dynamics"), for the construction of nine 49,000 deadweight tons ("dwt") double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the "Joint Venture"), to finance the construction of the first five tankers. The Partnership manages and owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to the Partnership's control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership's for financial reporting purposes. Accordingly, the debt of the Joint Venture is presented in the Partnership's consolidated financial statements, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $30,171 has already been made.

2. Initial Public Offering

        On November 3, 2004, the Partnership completed its initial public offering of 6,899,968 common units. After the initial public offering, there were 6,899,968 common units and 6,899,968 subordinated units outstanding. As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the Partnership meets certain financial tests described in the partnership agreement.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

2. Initial Public Offering (Continued)

When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis and common units will no longer be entitled to arrearages.

3. Summary of Significant Accounting Principles

Principles of Consolidation

        These consolidated financial statements are for the Partnership and its subsidiaries. In addition to all the wholly-owned subsidiaries of the Partnership, due to the Partnership's control of the Joint Venture and other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership for financial reporting purposes. The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption "Minority interest in Joint Venture losses" on the Consolidated Statements of Operations and Comprehensive Income. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

        The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

        On August 7, 2006, two escrow accounts were established as part of the Partnership's debt and equity financings to fund the construction of at least three new ATBs (the "ATB Escrow") and the remaining committed equity contributions to the Joint Venture (the "Joint Venture Escrow"). Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash.

Revenue Recognition

        The Partnership earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time of each voyage. Recognizing expenses as incurred for these voyages would not have a significant impact on earnings. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For these voyages, the Partnership recognizes revenue on a discharge to discharge basis, however, if, subsequent to discharge, the following voyage is not contracted, no revenue is associated with the following voyage until a voyage is contracted, and expenses incurred during that time are recognized as incurred. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

3. Summary of Significant Accounting Principles (Continued)

        In late 2007, the Partnership entered into contracts with various humanitarian organizations to transport 40,000MTs of grain, via a single voyage on the ITB Philadelphia, from the U.S. to the eastern coast of Africa. This voyage commenced in December 2007 and was completed in February 2008. The Partnership was required to discharge and bag all of the grain, and to transport a portion of the grain via truck to points inland. Since this transaction is sufficiently distinguishable economically and operationally from the Partnership's customary coastwise business, and because of the uncertainty surrounding the estimated cost and time to complete the transaction, the Partnership adopted a policy where they did not recognize voyage revenue or voyage expenses on this voyage until the grain was delivered to its final destination in February 2008. Total revenue for this voyage upon completion is estimated to be approximately $7,297. Total deferred costs related to this voyage at December 31, 2007 are $1,362. It is likely that the Partnership will enter into more grain voyages in the future, as this business provides a viable alternative to coastwise petroleum products for the ITB fleet. Future grain voyages will be accounted for in accordance with this policy.

        At December 31, 2007 and December 31, 2006, the Partnership had received advance payments of $1,193 and $1,178, respectively, for freight revenue from a customer. This deferred revenue is classified as a liability until earned.

Vessels and Equipment

        The Partnership incurs expenses related to the depreciation of the historical cost of its fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

  •
  Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: ITBs and the Sea Venture to their mandatory retirement from transportation of petroleum as required by the Oil Pollution Act of 1990 ("OPA 90"), between 2012 and 2014; 10 years for the Chemical Pioneer, the Charleston and the Houston, based on their expected useful lives; and 30 years for the ATB Freeport, based upon expected useful life.

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

  •
  Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance twice every five years (although to date the Partnership has been able to obtain a waiver from the United States Coast Guard allowing it to drydock the ITBs once every five years, with a mid-period underwater survey in lieu of a drydock); and chemical vessels be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

3. Summary of Significant Accounting Principles (Continued)

    capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ITBs and ATB and 30 months for the parcel tankers and the Houston.

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

Fuel Supplies

        Fuel used to operate the Partnership's vessels, and on hand at the end of the period, is recorded at cost. Such amounts totaled $4,215 and $2,374 at December 31, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, amounts accrued for fuel purchases, $2,080 and $2,008 at December 31, 2007 and 2006, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Deferred Financing Costs

        Direct costs associated with obtaining long-term financing are deferred and generally amortized utilizing the effective interest method over the terms of the related financings. For revolving credit facilities, the straight-line method is utilized rather than the effective interest method due to the volatile nature of the borrowing balances. Any unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to depreciable lives and salvage values of vessels, fair values of derivative instruments and liabilities incurred for property and indemnity claims. Actual results could differ from those estimates.

Concentration of Credit Risk

        Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and trade accounts receivable. The Partnership maintains its cash balances with financial institutions that are not historically subject to significant market risk. The Partnership maintains its cash on deposit at a financial institution in amounts that, at December 31, 2007 and December 31, 2006, exceeded insurable limits by $21,496 and $2,586, respectively.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

3. Summary of Significant Accounting Principles (Continued)

        The Partnership's operations are concentrated in long-haul coastwise marine transportation services, principally for refined petroleum production in the U.S. domestic "coastwise" trade. Events or changes in regulations impacting this industry could have a material impact on the Partnership's operations.

        With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer's financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $444 and $177 at December 31, 2007 and 2006, respectively. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the years ended December 31, 2007, 2006 and 2005, the Partnership charged to expense $755, $137 and $314, respectively, and incurred write-offs of $489, $151 and $275, respectively.

        Voyage revenues and accounts receivable for the Partnership's customers included the following concentration:

	Voyage Revenues Year Ended December 31,			Accounts Receivable December 31,
	2007	2006	2005	2007	2006
Sea River Maritime	17%	10%	6%	24%	21%
Shell	16%	25%	25%	14%	24%
BP	14%	25%	30%	10%	13%
Morgan Stanley	9%	5%	0%	7%	0%
Hess	8%	7%	10%	0%	9%

        Voyage revenues from Hess do not include payments to or from Hess under the Hess support agreement. Accounts receivable from Hess include accounts receivable under the Hess support agreement.

Long-Lived Assets

        The Partnership reviews long-lived assets, including vessels and vessels currently under construction, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the asset is less than the asset's net book value. The Partnership has significant assets under construction. These assets under construction are subject to the same impairment requirements as other long-lived assets. The assessment of recoverability is subject to estimates such as future charter rates, the ultimate cost of vessel construction and future economic conditions. There were no impairments in 2007, 2006 or 2005.

Derivative Instruments

        The Partnership utilizes derivative financial instruments to reduce interest and currency exchange rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

3. Summary of Significant Accounting Principles (Continued)

Hedging Activities, ("FAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

Taxes

        As a master limited partnership, the Partnership is generally not responsible for federal and state income taxes and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Partnership operates the Chemical Pioneer in a corporate subsidiary and, consequently, this subsidiary is subject to federal and state income taxes. The Partnership operates the ATB Freeport in a subsidiary taxed as a corporation and has a corporate subsidiary that is dedicated to the operation of the Partnership's Joint Venture. These subsidiaries are subject to corporate level taxation. The Partnership is subject to certain state franchise and other taxes.

        The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of its subsidiaries taxed as corporations, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No such allowances were recorded at December 31, 2007 and 2006.

        The Partnership recognizes benefits on uncertain income tax positions when it is more likely than not that the tax position will be sustained based upon available evidence. Interest and penalties on uncertain income tax positions are recognized in the provision for income taxes on the Consolidated Statement of Operations and Comprehensive Income.

Fair Value of Financial Instruments

        The carrying amount of the Partnership's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. At December 31, 2007, the fair values of long-term debt are based on secondary market indicators. Since the Partnership's debt is not actively traded, estimates are based on each obligation's characteristics, including remaining

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

3. Summary of Significant Accounting Principles (Continued)

maturities, interest rate, amortization schedule and liquidity. The estimated fair values of the Partnership's long-term debt at December 31, 2007 are as follows:

	December 31, 2007
	Carrying Amount	Fair Value
Third Amended and Restated Credit Facility	$318,797	$296,481
13% Senior Secured Notes due 2014	100,000	99,500
Revolving Notes Facility—Joint Venture	41,230	41,230

        At December 31, 2006, estimated fair values of the Partnership's long-term debt approximated their carrying values.

Reclassification

        Certain prior period amounts included in footnote disclosures have been reclassified to conform to current year presentation.

Net Income per Unit

        Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner's interest, as described below, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom units. The Partnership's long-term incentive plan currently permits the issuance of an aggregate of 681,997 units. There were no unit options or phantom units issued or outstanding during the periods ended December 31, 2007, 2006 and 2005.

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

        As described in Note 12, the general partner's incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.50 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income did not exceed $0.50 per unit for any quarter during 2007, 2006 or 2005 the assumed distribution of net income does not result in use of the increasing percentages to calculate the general partner's interest in net income. Distributions during the years ended December 31, 2007, 2006 and 2005 were $1.80 per unit for each period.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

4. New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," ("FIN 48") effective for fiscal years beginning after December 15, 2006. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. No adjustments were made to the Partnership's financial statements upon adoption.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") Statement No. 157, "Fair Value Measurement," ("FAS 157") effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These pronouncements are not expected to have a significant impact on the fair value measures employed by the Partnership.

        In February 2007, the FASB issued FAS Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS Statement No. 115," ("FAS 159") effective as of the beginning of fiscal years beginning after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

  1.
  May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

  2.
  Is irrevocable (unless a new election date occurs)

  3.
  Is applied only to entire instruments and not to portions of instruments.

The Partnership has not elected fair value treatment for any financial instruments as of December 31, 2007.

        In December 2007 the FASB issued FAS Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. This pronouncement will impact the

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

4. New Accounting Pronouncements (Continued)

Partnership's financial statement presentation for the 60% noncontrolling interest of the Partnership's Joint Venture.

        In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") which replaces FAS 141, "Business Combinations". FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 "Income Taxes" such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The Partnership is evaluating the impact of this pronouncement.

5. Net Income per Unit

        The units used for basic net income per unit and diluted net income per unit are reconciled below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Weighted average units outstanding for basic net income per unit	18,234	15,586	13,800
Dilutive effect of restricted units	2	—	—

Weighted average units outstanding for dilutive net income per unit	18,236	15,586	13,800

6. Restricted Cash and Equivalents

        On August 7, 2006, two escrow accounts were established as part of the Partnership's debt and equity financings to fund the construction of three new ATBs (the "ATB Escrow") and the Partnership's remaining committed equity contributions to the Joint Venture (the "Joint Venture Escrow"). As of December 31, 2007 and December 31, 2006, the ATB Escrow balance was $85,453 and $160,379, respectively, and the Joint Venture Escrow balance was $39,829 and $50,568, respectively. Additionally, amounts drawn on the ATB Escrow account for items expected to be paid in early 2008 were $13,369, and are included in cash and equivalents on the Consolidated Balance Sheets at December 31, 2007 as they were no longer legally restricted as to use at December 31, 2007. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents, with the remainder classified as noncurrent restricted cash and equivalents.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

7. Vessels and Equipment

        Vessels and equipment consisted of the following:

	December 31,
	2007	2006
Vessels	$348,368	$257,688
Office furniture, equipment and other	448	448

	348,816	258,136
Less: Accumulated depreciation	106,810	83,339

	242,006	174,797
Construction-in-progress-ATB's	111,321	101,908
Construction-in-progress-tankers	101,141	35,027
Capitalized drydock expenditures, net of amortization of $22,172 and $7,848	34,996	38,165

Total vessels and equipment, net	$489,464	$349,897

        At December 31, 2007, Vessels include the ATB Freeport, which was placed in service in July 2007 at a total cost of $91,379 plus $7,870 of capitalized interest. At December 31, 2006, costs associated with the construction of the ATB Freeport of $57,953, plus capitalized interest of $4,108, were included in Construction-in-progress-ATBs. Additionally, the total cost of the ITBs purchased from Hess was reduced by $8,568 during the current period. This represents the net amount received pursuant to the Support Agreement (See Note 15 for a complete description of the Support Agreement).

        Both domestic and international regulatory bodies require that the Partnership's vessels be drydocked for major repair and maintenance at least twice every five years. To date, the Partnership's ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock ("UWILD") Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey, which could adversely affect the Partnership's business, financial condition and results of operations. This could adversely impact the cash available to pay cash distributions and to pay interest on, and principal of, the Partnership's indebtedness. Even if the ITBs are permitted to continue in the UWILD Program, the Partnership will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership's recently constructed ATB Freeport and all of the proposed newbuild ATBs and product tankers qualify for the UWILD Program.

        Capitalized drydock expenditures include expenditures for drydocks in progress. In the year ended December 31, 2007, the ITB Baltimore drydock was completed at a total cost of $5,731 and the ITB Philadelphia drydock was completed at a total cost of $5,704. The ITB Baltimore drydock was scheduled

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

7. Vessels and Equipment (Continued)

to be completed in September 2007. However, due to damages sustained during Hurricane Dean while in the shipyard after completing its drydocking, the ITB Baltimore did not return to service until October 2007. Costs to repair the ITB Baltimore are substantially covered by insurance, with the exception of the insurance policy deductible of $125, which is the total loss recognized due to the damage sustained by the ITB Baltimore. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. At December 31, 2007 the Partnership has recognized approximately $745 as a receivable for the insurance proceeds based upon the estimated repair costs. There were no drydocks in progress at December 31, 2007 or December 31, 2006. Capitalized drydock expenditures of $2,433 and $5,398 were accrued at December 31, 2007 and December 31, 2006, respectively.

        Depreciation of vessels and equipment for the years ended December 31, 2007, 2006 and 2005 was $23,472, $22,209 and $20,316, respectively. Amortization of drydocking expenditures was $14,324, $9,096 and $5,388 for the years ended December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007 and December 31, 2006, "Construction-in-progress-ATBs" includes capitalized interest of $7,793 and $5,822 (including the capitalized interest of the ATB Freeport), respectively, and accrued invoices of $1,237 and $5,104, respectively. At December 31, 2007 and December 31, 2006, "Construction-in-progress-tankers" of the Joint Venture includes capitalized interest of $11,266 and $2,984, respectively, and accrued liabilities of $15,589 and $1,193, respectively.

        "Construction-in-progress-ATBs" at December 31, 2007 includes $5,692 (including $495 of capitalized interest) for the Partnership's fifth ATB, which the Partnership has the option to cancel at anytime before June 30, 2008. In connection with extending the Cancellation Option on the barge, the Partnership agreed to extend the delivery date to December 2010 and to increase the cost of the vessel. Estimated total cost for this ATB, including the barge, tug and certain owner furnished equipment, is approximately $78,400 (subject to modifications, changes in the cost of steel and the actual delivery date), compared to the original estimate of $66,000. If the Cancellation Option on the barge is exercised, the Partnership will forfeit all amounts previously paid for this barge (which aggregate $3,831), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,366). Excluding any possible recoveries, the total charge to expense for canceling this ATB unit would be $5,692, which includes $495 of capitalized interest. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. ("Eastern"), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. The Partnership has not incurred any costs to date for the construction of this tug. See Note 17," Commitments and Contingencies" for a complete discussion of the ATB construction contract.

        On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for Products Investor, the Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the second quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. Because Product Carriers and the Joint

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

7. Vessels and Equipment (Continued)

Venture have declined NASSCO's request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, any such use of additional capacity should not materially affect the delivery dates of vessels six through nine.

        In July 2007, the Partnership completed construction, took delivery and commenced commercial operations of the ATB Freeport. The ATB Freeport, a Jones Act 140,000 barrel tug-barge unit, serves the Partnership's chemical customers, and is likely the most technologically advanced ATB in the U.S. flag "Jones Act" deep sea trade.

        On November 28, 2005 the Partnership acquired the Sea Venture, a Jones Act, 19,000 dwt double-bottomed chemical/product tanker. The vessel is capable of carrying twenty-one different grades of product in independent cargo tanks. The purchase price of the vessel, including legal, survey and other acquisition costs, was $4,126. The vessel was placed in service in June 2006 upon completion of its drydocking, which cost $9,866.

        On September 9, 2005, the Partnership acquired the Gus Darnell, renamed the Houston, a Jones Act coastwise double-hulled product tanker, built in 1985, capable of carrying 240,000 barrels. The purchase price of the vessel, including legal, survey and other acquisition costs, was $25,392. The vessel was drydocked in Singapore at a cost of $3,116 and was placed in service in October 2005.

8. Deferred Financing Costs

        Deferred financing costs include fees and costs incurred to obtain debt financings. On August 7, 2006, as part of the Partnership's debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Additionally, as a result of the refinancing of the Partnership's credit facility, approximately $2,451 of deferred financing costs, that were associated with the debt that was repaid, were expensed. Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility, for which it paid an amendment fee of $158. This fee is being amortized over the remaining term of the loan. For the years ended December 31, 2007, 2006 and 2005, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $1,722, $1,170 and $930, respectively, were amortized and included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income, and a portion is included in construction-in-progress-ATBs as part of the capitalized interest portion of the Partnership's ongoing project to construct ATBs. For the years ended December 31, 2007 and 2006, deferred financing costs of $2,515 and $1,013, respectively, were amortized and included in construction-in-progress-tankers as part of the capitalized interest portion of the Joint Venture's ongoing project to construct tankers.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

9. Income Taxes

        The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$511	$(664)	$932
State	536	208	331

	1,047	(456)	1,263

Deferred
Federal	(899)	1,331	(1,475)
State	(242)	202	(428)

	(1,141)	1,533	(1,903)

(Benefit) provision for income taxes	$(94)	$1,077	$(640)

        A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax at federal statutory rate of 34%	$1,481	$2,221	$5,929
Entities not subject to federal income tax	(1,731)	(1,488)	(6,476)
State and local income taxes, net of federal benefit	279	337	(44)
Other	(123)	7	(49)

(Benefit) provision for income taxes	$(94)	$1,077	$(640)

        Significant components of deferred income tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
(Net) deferred tax assets
Prepaid expenses	$(36)	$(16)
Net operating loss carryforward	673	117
Allowance for doubtful accounts	76	6

	713	107

(Net) deferred tax (liabilities)
Depreciation and amortization	(2,309)	(2,681)
Net operating loss carryforward	114	—
Other	50	—

	(2,145)	(2,681)

Net deferred tax liability	$(1,432)	$(2,574)

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

9. Income Taxes (Continued)

        At December 31, 2007 and 2006, the Partnership's corporate subsidiaries which operate the Chemical Pioneer and the ATB Freeport had state net operating losses of $1,919, and $1,975, respectively, which will expire in 2014. The corporate subsidiary established to manage the Joint Venture has state net operating losses of $1,686 at December 31, 2007, which begin to expire 2013. Federal net operating losses totaled $1,686 at December 31, 2007.

        As of January 1, 2007, the Partnership adopted the provisions of FIN 48 and changed its policy related to the accounting for income tax contingencies. The Partnership continues to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if the Partnership considers that a tax position is "more likely than not" of being sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Partnership measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. For any tax position where the likelihood of realizing the benefit is less than 50%, no tax benefit is recorded.

        Under the benefit recognition model, if the Partnership's initial assessment fails to result in the recognition of a tax benefit, it regularly monitors its position and subsequently recognizes the tax benefit if there are changes in tax law or relevant technical authorities that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not, if the statute of limitations expires, or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

        Uncertain tax positions, recorded as liabilities on the Partnership's balance sheet, are now classified as current only when it expects to pay cash within the next 12 months. Interest and penalties, if any, continue to be recorded as a component of the Provision for Income Taxes and are classified on the balance sheet with the related tax liability.

        Historically, the Partnership's policy had been to account for income tax contingencies based on whether it determined its tax position to be "probable" under current tax law of not being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, the Partnership previously considered all probable tax contingencies as current liabilities.

        As a result of the implementation of FIN 48, the Partnership recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Partnership had $391 of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Partnership had $729 of unrecognized tax benefits. At December 31, 2007 and January 1, 2007, the Partnership had approximately $99 and $42, respectively, of accrued interest and penalties related to uncertain tax positions. During the year ended December 31, 2007, the Partnership recorded interest and penalties of $57 with respect to uncertain tax positions that existed as of December 31, 2006 and $338 of additional tax expense for uncertain tax positions related to the year ended December 31, 2007. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership's assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2006 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

9. Income Taxes (Continued)

        For federal income tax purposes, the Partnership takes the position that it is a partnership that is not subject to federal income tax (excluding certain previously discussed subsidiaries which are subject to corporate level taxation). This position applies only if 90% or more of gross income in each year consists of certain identified types of "qualifying income" (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof). If the Partnership's qualifying income drops below 90%, it will be treated as a corporation for federal income tax purposes. Consequently, the Partnership is required to make certain decisions regarding whether revenue is qualifying income. The assessment of qualifying income requires analysis of the products transported and identification of each product as "qualifying" or "non-qualifying". These assessments are not always supported by historical data on the various products transported, and may be interpreted differently by the Internal Revenue Service. If products currently identified as "qualifying" were defined as "non-qualifying", the Partnership may be treated as a corporation for federal income tax purposes. Additionally, as the Partnership seeks to maintain high utilization rates on its ITB fleet, it may transport products that are non qualifying, and accordingly, may be treated as a corporation for federal income tax purposes. If the Partnership is treated as a corporation for federal income tax purposes, it would pay federal income tax (other than dividend income from any subsidiary that is itself subject to corporate income tax) at the corporate tax rate, which is currently a maximum of 35%.

10. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following:

	December 31,
	2007	2006
Construction of vessels	$16,977	$5,100
Interest	5,218	5,618
Insurance claims	2,520	1,570
Accrued fuel charges	2,080	2,008
Taxes payable	1,947	1,362
Other	2,583	2,744

	$31,325	$18,402

11. Debt

        On August 7, 2006, the Partnership completed debt and equity financings for which the Partnership received gross proceeds of approximately $429,100 (excluding proceeds received by the Joint Venture). The proceeds were used as follows: (i) to fund $182,600 into the ATB Escrow account; (ii) to fund the Partnership's remaining $65,000 capital commitment to the Joint Venture (Note 13); (iii) to refinance $152,100 of indebtedness outstanding under the Partnership's Second Amended and Restated Credit Facility (See below); (iv) to pay fees and expenses totaling approximately $14,400 incurred in connection with these transactions; and (v) for general corporate purposes.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

11. Debt (Continued)

Debt

        The Partnership's outstanding debt consisted of the following:

	December 31,
	2007	2006
Third Amended and Restated Credit Facility—Term, bearing interest at LIBOR plus 3.5% (8.3% at December 31, 2007 and 8.9% at December 31, 2006)	$305,797	$254,735
Third Amended and Restated Credit Facility—Revolving Notes bearing interest at LIBOR plus 3.5% (8.3% at December 31, 2007)	13,000	—
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility—Joint Venture, bearing interest at LIBOR plus 4.5% (9.3% at December 31, 2007 and 9.9% December 31, 2006)	41,230	16,307

Total	460,027	371,042
Less: Current portion of long-term debt	3,100	2,560

Long-term debt	$456,927	$368,482

        Capitalized interest expense for the years ended December 31, 2007, 2006 and 2005 was $18,123, $7,667 and $1,256, respectively.

Senior Secured Notes

        On August 7, 2006, the Partnership and its wholly-owned subsidiary, U.S. Shipping Finance Corp., co-issued $100,000 aggregate principal amount of 13% Senior Secured Notes due August 15, 2014 (the "Notes"). Interest is payable on the Notes on February 15 and August 15 of each year. At December 31, 2007 and December 31, 2006 the Partnership had accrued $4,875 and $5,272 of interest on the Notes, respectively.

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

        The Notes are guaranteed by all of the Partnership's existing domestic subsidiaries, other than U.S. Shipping Finance Corp., which acted as co-issuer of the Notes, Product Carriers, which owns the Partnership's investment in the Joint Venture, and the Joint Venture (Note 13). The Notes and guarantees are secured on a second priority basis by liens on the Partnership's vessels and the ATB Escrow account. In the event that the Partnership's creditors exercise remedies with respect to the Partnership's and its guarantors' pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under the Partnership's amended and restated credit facility and other first priority obligations in full before any payments are made with respect to the Notes.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

11. Debt (Continued)

Credit Facility

        On August 7, 2006, concurrent with the sale of the Notes, the Partnership amended and restated its then existing credit facility (the "Prior Credit Facility") by entering into the Third Amended and Restated Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility provides for:

  •
  Term loans up to $310,000, of which the Partnership had $305,797 and $254,735 outstanding at December 31, 2007 and December 31, 2006, respectively. These borrowings bear interest at LIBOR (4.8% at December 31, 2007 and 5.4% at December 31, 2006) plus 3.5%. The $310,000 term facility will mature on August 6, 2012, and is required to be repaid quarterly at an annual rate of one percent of the term loans, with the remainder due in the final year. At December 31, 2007 and 2006 the interest rate for term debt was 8.3% and 8.9%, respectively.

  •
  A revolving credit facility up to $40,000. The revolving credit facility provides for the issuance of letters of credit for amounts totaling up to a sublimit of $15,000. As of December 31, 2007 and 2006, net of letters of credit of $214 outstanding at both dates, the maximum amount available under the revolving credit facility was $26,786 and $39,786, respectively. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility of 0.5% per year. Borrowings under the revolving credit facility are due and payable at the earlier of August 6, 2011 or the date the term facility is repaid. Borrowings under the revolving credit facility bear interest at LIBOR (4.8% at December 31, 2007) plus 3.5%.

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

        The Partnership's obligations under its Amended Credit Facility are secured by a first priority security interest, subject to permitted liens, on all its assets (other than the assets of the Joint Venture and Product Carriers). The Partnership and its subsidiaries (other than the Joint Venture and Product Carriers) are all borrowers under its Amended Credit Facility.

        The Partnership can prepay all loans under the Amended Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs).

        Outstanding loans bear interest at a rate equal to, at the Partnership's option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of the borrowing and for the period of borrowing selected by us plus a margin of 3.5% or (2) in the case of base rate loans, the higher of (a) the administrative agent's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus in each case a margin of 2.5%.

        The Partnership's Amended Credit Facility prevents it from declaring dividends or distributions, if any event of default, as defined in the Amended Credit Facility, occurs or would result from such declaration. In addition, the credit agreement contains covenants requiring the Partnership to adhere to certain financial covenants and limiting the ability of the Partnership's operating company and its subsidiaries to, among other things:

  •
  incur or guarantee indebtedness;

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

11. Debt (Continued)

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

  •
  enter into agreements restricting loans or distributions made by the Partnership's operating company's subsidiaries to the Partnership or its operating company; or

  •
  participate in certain hedging and derivative activities.

If an event of default exists under the credit agreement, the lenders will be able to terminate the revolving credit facility and accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies. At December 31, 2007, no event of default existed under the credit agreement.

        Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility to eliminate certain projected financial covenant compliance issues. The primary changes were to increase the amount of ATB Freeport construction expenditures excluded from the calculation of certain covenants and to increase the leverage ratio covenants for the fourth quarter of 2007 and each of the four quarters of 2008, for which it paid an amendment fee of $158.

Joint Venture Credit Facility

        On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the "Revolver") pursuant to which affiliates of The Blackstone Group and other parties (the "Joint Venture Investors") made available $325,000 of revolving credit loans, of which $41,230 and $16,307 were drawn as of December 31, 2007 and 2006, respectively. The Revolver terminates on July 31, 2012, but may be terminated earlier upon the reduction of the commitment amount to zero pursuant to the terms of the Revolver or ninety days following the delivery date of the last vessel, as defined. In addition, the Revolver stipulates prepayment amounts and dates that result from a commitment reduction, the sale of a vessel, or an event of loss, as defined. Borrowings bear interest at either the base rate of interest (greater of the Federal Funds Rate plus 0.5% or JPMorgan Chase Bank, N.A.'s prime rate) plus 3.5% or the adjusted LIBOR rate of interest, as defined, plus 4.5%. If certain operational targets are met by August 7, 2009, the spread for both base rate and adjusted LIBOR rate advances will be reduced by 1.0%. All borrowings bear interest at adjusted LIBOR (4.8% and 5.4% at December 31, 2007 and 2006, respectively) plus 4.5%. The Joint Venture incurs a commitment fee on the unused portion of the Revolver of 1.0% per year. In addition, both the security agent and administrative agent are due fees of 0.005% of borrowings outstanding and $300 per year, respectively. The Revolver is secured by substantially all of the assets of the Joint Venture and contains various restrictions and limitations that

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

11. Debt (Continued)

may affect the Joint Venture's business and affairs. These include restrictions and limitations relating to the Joint Venture's ability to incur indebtedness and other obligations and to make investments and acquisitions. The Joint Venture's failure to comply with any of these provisions, or to pay its obligations under the Revolver, could result in foreclosure by the lenders of their security interests in its assets. The Partnership has no obligation for the liabilities of the Joint Venture under the revolver in excess of its $70,000 capital commitment, of which $30,171 has been made at December 31, 2007.

        At December 31, 2007 the Partnership's debt maturities were as follows:

Year ended December 31,
2008	$3,100
2009	3,100
2010	3,100
2011	57,330
2012	293,397
Thereafter	100,000

$460,027

  Prior Credit Facilities

        On April 13, 2004, the Predecessor entered into an amended and restated credit facility. The amended and restated credit facility provided for a $202,500 term loan that bore interest at LIBOR plus 2.25% or the prime rate plus an applicable margin. Principal and interest was due and payable quarterly.

        The amended and restated credit facility provided for a revolving credit facility up to $25,000. The amended and restated credit facility required a 1% annual commitment fee on the sum of the average daily unused portion of the line of credit amount and 1.75% to 2.25%, depending on the Partnership's debt leverage ratio, on any outstanding letters of credit. Borrowings bore interest at the bank prime rate plus 0.75% to 1.25% or LIBOR plus 1.75% to 2.25%, depending in each case on the Partnership's debt leverage ratio.

        On November 3, 2004, the Partnership entered into a second amended and restated credit agreement, which provided for a $100,000 term loan that bore interest at LIBOR (4.20% at December 31, 2005) plus 2.00%, or the prime rate (7.25% at December 31, 2005) plus an applicable margin. Principal and interest was due and payable quarterly. The second amended and restated credit facility provided for a revolving credit facility up to $50,000 and required a 0.50% annual commitment fee on the sum of the average daily unused portion of the line of credit amount, a 1.50% to 2.00% fee, depending on the Partnership's debt leverage ratio, on any outstanding letters of credit, and a 0.75% annual commitment fee with respect to the delayed draw term loan. Borrowings bore interest at the bank's prime rate plus 0.50% to 1.00% or LIBOR plus 1.50% to 2.00%, depending in each case on the Partnership's debt leverage ratios. On September 9, 2005, the Partnership borrowed an additional $30,000 under its second amended and restated credit facility to finance the purchase and drydock of the Houston. On October 24, 2005, the Partnership amended its second amended and restated credit facility principally to allow for additional payments, not to exceed $7,500, to be made by the

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

11. Debt (Continued)

Partnership to the SENESCO shipyard for construction of its ATB. During the year ended December 31, 2006, to finance a portion of the construction of its ATB series, the Partnership borrowed $25,000 on its revolving credit facility under the second amended and restated credit facility. These borrowings bore interest at LIBOR plus 2.0%, or approximately 7.5%. On August 7, 2006 all outstanding borrowing under the second amended and restated credit facility were paid in full upon the execution of the Amended Credit Facility.

12. Partners' Capital

        The Partnership's general partner has a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

  Common Units and Class B Units Issued

        Concurrent with the sale of the Notes and the debt refinancing in August 2006, the Partnership issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77,500 of gross proceeds. On August 7, 2006, in order to maintain its 2% ownership, the general partner was required to make a capital contribution to the Partnership of approximately $1,582.

  Class B Conversion

        On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of automatically converting the Partnership's 3,123,205 class B units into 3,123,205 common units.

  Distributions

        On November 1, 2007, August 1, 2007, May 3, 2007 and February 6, 2007, the Board of Directors of the general partner declared the Partnership's regular cash distribution for each of the quarters ended September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively, of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on November 15, 2007, August 15, 2007, May 15, 2007 and February 15, 2007 to all unitholders of record on November 9, 2007, August 10 2007, May 11, 2007 and February 12, 2007, respectively.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

12. Partners' Capital (Continued)

  Restricted Units / Deferred Equity Compensation

        On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units. These restricted units vest on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. Each director's right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008. The value of the restricted units as determined on the date of issuance was $151. This amount is being amortized over the vesting period of the units. At December 31, 2007, unamortized deferred equity compensation was $37.

13. Joint Venture

        On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers by NASSCO. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which $30,171 had been paid by the Partnership through December 31, 2007. The remaining Partnership commitment of approximately $39,829 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of its cash into the Joint Venture Escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the first five tankers, including $41,230 and $16,307 that were drawn as of December 31, 2007 and 2006, respectively (Note 11). As tankers are constructed, the Partnership will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If the Partnership does not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow the Partnership to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to the Partnership (or to third parties if the Partnership does not exercise its purchase options), to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture's equity holders. Distributions are made first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. The Partnership anticipates that the $500,000 of financing committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to the Partnership or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture.

        Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. The Partnership received an arrangement fee of $4,500 which is reflected in the financial statements as a reduction of the Partnership's fees associated with the issuance of Joint Venture equity. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

13. Joint Venture (Continued)

tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

        The Partnership, through Product Carriers, owns a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to the Partnership, although the Joint Venture's financial statements are consolidated with it for financial reporting purposes due to the Partnership's control of the board of directors of the Joint Venture and other aspects of the joint venture agreement. The Partnership does not have any further obligation to contribute funds to the Joint Venture, other than its commitment to provide $70,000 of equity funding, to guaranty USS Product Manager LLC's ("Product Manager"), the Partnership's wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations. The Consolidated Statements of Operations and Comprehensive Income include the net income (loss) attributable to the 60% owners of the Joint Venture as "Minority interest in Joint Venture losses" and the Consolidated Balance Sheets include the equity attributable to the 60% owners of the Joint Venture as "Minority Interest in Joint Venture."

        The Partnership has the right to and has appointed three of the directors to the Joint Venture, and the other equity holders have the right to and have appointed two directors, although upon the occurrence of specified events, the Partnership will lose the right to appoint two of its three directors. There is an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture. In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. The Joint Venture agreement prohibits the Partnership from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

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

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

13. Joint Venture (Continued)

  •
  a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction; and

  •
  a sale fee of up to $1,500 per tanker upon its sale to the Partnership or a third party, depending on the price obtained and whether a charter meeting specified terms is in place.

        The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership's general partner. Certain members of the Partnership's management are expected to devote significant time to the management and operation of the Joint Venture. Financial statement impacts of the above mentioned fees are eliminated upon consolidation of the Joint Venture.

        In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. In 2007, Product Manager recognized $396 in fees for these site supervision activities, which were eliminated in consolidation.

        For the year ended December 31, 2007 and 2006, the Partnership earned $343 and $53, respectively in management fees from the Joint Venture, which were eliminated in consolidation.

14. Hedging

Partnership Hedging

        The Partnership's Predecessor entered into contracts to hedge the interest rate risk on a portion of its term loan. To hedge the risk of increasing interest rates, the Predecessor entered into a $62,375 notional principal interest rate swap that effectively converted the floating LIBOR-based payments to a fixed rate. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.15% interest rate. The Predecessor entered into a second contract to hedge the interest rate risk on an additional portion of its term loan. The Predecessor entered into a $54,250 notional principal interest rate swap. In November 2004, the LIBOR-rate spread on the aforementioned interest rate swap was changed to 2.00%, resulting in a 5.9075% interest rate. This contract was scheduled to expire in December 2008. In conjunction with the refinancing of the second amended and restated credit facility (Note 11), these contracts were terminated in August 2006, resulting in a reclassification from other comprehensive income to gain on termination of hedge of $1,913.

        In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $6,643 at December 31, 2007 and a loss of $2,080 at December 31, 2006 and is reflected in other comprehensive income in the accompanying financial statements as this contract has been designated as a cash flow hedge.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

14. Hedging (Continued)

        In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a loss of $3,449 at December 31, 2007 and a gain of $520 at December 31, 2006, and is reflected in other comprehensive income in the accompanying financial statements, as this contract has been designated as a cash flow hedge.

        In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership's newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. The fair market value of the foreign currency forward contracts at December 31, 2007 and December 31, 2006 was a gain of $955 and $814, respectively. The fair market value of the foreign currency forward contracts is included in other comprehensive income on the accompanying financial statements, as this contract has been designated as a cash flow hedge. The gain or loss on the foreign currency forward contracts will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. However, in May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred beyond the expiration date of the related foreign currency forward contract. As a result, the portion of the foreign currency contract designated as a cash flow hedge of this payment, totaling $173, was no longer effective. Accordingly, this amount is recorded as a gain on derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Joint Venture Hedging

        On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture's cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The fair market value of the interest rate cap at December 31, 2007 was a receivable of $1,950 and is recorded in "Other Assets" on the Consolidated Balance Sheets. An increase in the fair value of the instrument of $26 for the year ended December 31, 2007 is recorded as a gain on

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

14. Hedging (Continued)

derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income.

15. Hess Support Agreement

        On September 13, 2002, the Partnership entered into an agreement (the "Support Agreement") with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership's negotiated third-party contract rates were less than the agreed charter rate. However, in the event that the charter rates the Partnership received on the ITBs were in excess of the Hess support rate, then the Partnership was obligated to pay such excess amounts to Hess until the Partnership had repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership was obligated to share 50% of any additional excess amount with Hess. The differences resulting from these rates were calculated on a monthly basis. The net amounts received or paid by the Partnership were considered contingent purchase price during the term of the Support Agreement. At the conclusion of the Support Agreement in September 2007, the net amount received was treated as a purchase price adjustment to the six ITBs acquired by the Partnership from Hess in September 2002.

        The cumulative net amount that was recorded as a reduction in the purchase price of the six ITBs was $8,568 upon the expiration of the Support Agreement in September 2007. The Partnership had a receivable from Hess under the Support Agreement of $115 at December 31, 2006, and no balance due to or from Hess at December 31, 2007.

16. Related Party Transactions

Hess Support

        Hess is one of the Partnership's significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the years ended December 31, 2007, 2006, and 2005 were $15,006, $11,035, and $13,251, respectively. Accounts receivable due under the Support Agreement were $0 and $115 at December 31, 2007 and 2006, respectively.

General Partner

        General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members are incurred directly by the Partnership's general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $54,304, $46,388 and $37,737, respectively, for the years ended December 31, 2007, 2006 and 2005.

        On August 7, 2006, in order to maintain its 2% ownership relative to the new equity units issued, the general partner was required to make a capital contribution to the Partnership of approximately

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

16. Related Party Transactions (Continued)

$1,582. To make this contribution, the general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

New York Office

        On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the years ended December 31, 2007 and 2006, the Partnership paid $412 and $231, respectively in connection with the lease and received $309 and $174, respectively, from its related parties. Terms of the lease are further discussed in Note 17.

USS Product Manager LLC

        USS Product Manager LLC ("Product Manager"), the Partnership's wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it will receive the following, subject to certain specified limitations:

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

        The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership's general partner. Certain members of the Partnership's management are expected to devote significant time to the management and operation of the Joint Venture. For years ended December 31, 2007 and 2006, the Partnership recorded $343 and $53, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

        In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. In 2007, Product

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

16. Related Party Transactions (Continued)

Manager recognized $396 in fees for these site supervision activities, which were eliminated in consolidation.

The Blackstone Group and Affiliates

        As a result of the formation the Joint Venture, the Partnership considers the Joint Venture Investors to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the years ended December 31, 2007 and 2006, the Joint Venture has paid interest of $5,375 and $1,680, respectively, to the Joint Venture Investors.

Sterling Investment Partners

        In connection with the debt and equity financings in August 2006 (Note 11), the Partnership expensed a fee of $250 relating to advisory services provided by Sterling Investment Partners Advisors LLC ("Sterling"), an affiliate of the entity that directly controls the Partnership's general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1,500 to Sterling. The portion of the $1,500 related to the issuance of the Joint Venture equity was recorded as a charge to the equity raised and the portion related to the issuance of debt was recorded as deferred financing costs (Note 8).

August 2006 Equity Financing

        On August 7, 2006, the Partnership issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77,500 of gross proceeds. Sterling/US Shipping Partners LP, which controls Shipping Master, purchased 41,174 common units and 99,531 class B units, and an affiliate of Sterling/US Shipping Partners LP purchased 686 common units and 1,659 class B units. In addition, Mr. Gridley, the Partnership's chairman and chief executive officer, Mr. Gehegan, the Partnership's president and chief operating officer, Mr. Bergeron, the Partnership's vice president-chief financial officer and Mr. Miller, the Partnership's vice president-chartering, purchased 2,020 common units, 2,020 common units, 760 common units and 1,520 common units, respectively, and 4,820 class B units, 4,820 class B units, 1,815 class B units and 3,630 class B units, respectively.

17. Commitments and Contingencies

Leases

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

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

17. Commitments and Contingencies (Continued)

        At December 31, 2007, future rental commitments under these noncancelable leases are as follows:

Year ended December 31,	Operating Leases	Subleases	Net Leases
2008	$807	$(307)	$500
2009	584	(313)	271
2010	424	(318)	106
2011	432	(324)	108
2012	440	(329)	111
Thereafter	1,363	(1,022)	341

	$4,050	$(2,613)	$1,437

        Rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $639, $470, and $473, respectively. In addition to minimum rental payments above, rent expense includes reimbursements for real estate taxes and rental of a warehouse under a cancelable lease.

Employment Agreements

        In 2002, the general partner of the Partnership entered into employment agreements with its five executive officers at that time. The employment agreements had an initial term of three years and were amended and restated in 2004 in connection with the Partnership's initial public offering. These agreements automatically extend for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement and currently expire in October 2008. In December 2007, one of the executive officers subject to an employment agreement voluntarily retired, and in conjunction therewith, the executive officer and the Partnership entered into a separate agreement for future services, for which the individual will receive $150. In April 2007, the general partner of the Partnership entered into an employment agreement with Jan T. Ziobro, Vice President, New Construction, expiring in April 2010, with substantially the same terms as the agreements for the other executive officers. The employment agreements in effect at December 31, 2007, provide for an aggregate base annual salary of $1,603. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee's employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee's agreement or (b) one year, a monthly payment equal to one-twelfth of the employee's then annual salary.

Union Agreements

        The Partnership has collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of the vessels, and the Seafarers' International Union, which covers all of the other seagoing personnel, that expired in the second quarter of 2007. In September 2007, an agreement was reached with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

17. Commitments and Contingencies (Continued)

Seafarers' International Union was reached in October 2007. This agreement is retroactive to July 1, 2007 and expires in 2012. The two agreements are consistent with industry trends and provide for annual wage and benefit increases. These are the only collective bargaining agreements to which the Partnership is party.

Claims and Litigation

        At December 31, 2007 and 2006, the Partnership has a liability for total claims exposure, both insured and uninsured, of $2,520 and $1,570, respectively, and a corresponding receivable from the insurance carrier of $2,999 and $651, respectively.

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

Charter Commitments

        The Partnership's time charters and consecutive voyage charters extend over various periods of time. At December 31, 2007, minimum future charter revenue from vessel charters was as follows:

Year ended December 31,
2008	$71,874
2009	59,088
2010	74,102
2011	104,792
2012	43,365
Thereafter	74,422

$427,643

        These amounts include committed charters on tankers and ATBs yet to be constructed.

ATB Commitments

        The Partnership has entered into contracts to construct four additional ATB units. In 2006, the Partnership entered into a contract with Manitowoc Marine Group ("MMG") for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, the Partnership has the option to cancel the fourth barge prior to June 30, 2008 (the "Cancellation Option"). In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. ("Eastern"), which will be joined with the barges to

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

17. Commitments and Contingencies (Continued)

complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. The Partnership has not incurred any costs to date for the construction of this tug. This tug will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. In connection with extending the Cancellation Option on the barge, the Partnership agreed to extend the delivery date to December 2010 and to increase the cost of the vessel. Estimated total cost for this ATB, including the barge, tug and certain owner furnished equipment, is approximately $78,400 (subject to modifications, changes in the cost of steel and the actual delivery date), compared to the original estimate of $66,000. The capitalized interest as of December 31, 2007 relating to these four ATBs is $7,793. The Partnership expects the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the second two of these ATB units will be completed in August 2009 and, if not cancelled, December 2010. As of December 31, 2007, the Partnership made payments totaling $103,528 related to these newbuilds and had in escrow approximately $85,453, plus $13,369 of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2008. These escrowed amounts represent the estimated cost to substantially complete construction of the first three ATBs currently under construction. If the Cancellation Option on the barge is exercised, the Partnership will forfeit all amounts previously paid for this barge (which aggregate $3,831), and may not be able to recover deposits for owner-furnished equipment for this ATB unit (which aggregate $1,366 at December 31, 2007). Excluding any possible recoveries, the total charge to expense for canceling this ATB unit would be $5,692, which includes $495 of capitalized interest.

Joint Venture Commitments

        On August 7, 2006 the Partnership entered into the Joint Venture to finance the construction of the first five petroleum tankers. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $30,171 was paid through December 31, 2007. The Partnership's remaining commitment of approximately $39,829 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the tankers.

Letters of Credit

        The Partnership has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events under a $214 letter of credit at December 31, 2007. The letter of credit is extended to secure final payments associated with the New York office lease. There have been no claims against this letter of credit.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

17. Commitments and Contingencies (Continued)

Liquidity

        The Partnership's primary liquidity needs are to make scheduled debt and interest payments, to pay quarterly distributions, to fund general working capital requirements and to pay expansion and other maintenance capital expenditures. Expansion capital expenditures are primarily for the purchase or construction of vessels, including the ATB units and tankers currently under construction. Maintenance capital expenditures include drydocking expenditures and would include the cost of bringing vessels into compliance with OPA 90. Primary sources of funds for the Partnership's needs will be cash flows from operations, borrowings under the amended and restated credit facility and other debt or equity financings.

        The Partnership's liquidity has been, and may continue to be, affected by several factors, some of which are outside the Partnership's control, including:

  •
  Cost overruns on the construction of the ATB Freeport of approximately $24,400 from the amount estimated at the time of the August 2006 refinancing resulted in additional borrowings under the Partnership's credit facility, thereby reducing availability under the credit facility to meet ongoing liquidity requirements, and increased interest expense.

  •
  The potential for reduced cash flows and operating margins from the ITB fleet due to the expiration of the Hess Support Agreement in September 2007, which provided the Partnership minimum rates on the ITBs, reduced demand for the Partnership's ITBs due to an increasing supply of vessels, lower rates in the spot market due to an increasing number of vessels competing in that market and higher operating expenses of, and less demand for, the Partnership's ITBs due to their age.

  •
  Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of the Partnership's seagoing personnel.

        To the extent the foregoing or other factors negatively impact future operating results, the Partnership's liquidity and available cash will be adversely affected.

18. Employee Benefit Plans

        The Partnership's general partner maintains an employee savings plan under Section 401(k) of the Internal Revenue Code, which the Partnership's non-union shore staff are eligible to participate in. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. For the years ended December 31, 2007, 2006, and 2005, the plan provided for matching contributions by the Partnership of 5%. In 2007, 2006, and 2005, the Partnership made matching contributions of approximately $208, $215, and $176, respectively, to the plan.

        A significant number of the employees of a subsidiary of the general partner are covered by union sponsored, collectively bargained multi-employer pension plans. These expenses are directly allocated to, and reimbursed by, the Partnership. The Partnership contributed and charged to expense $1,040, $882 and $656 in 2007, 2006 and 2005, respectively, for such plans. Information from the plan's

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

18. Employee Benefit Plans (Continued)

administrators is not sufficient to permit the Partnership to determine its share, if any, of unfunded vested benefits.

19. Contract Settlement

        On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. The Partnership received $3,486 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment. The $3,486 is included in "Other Expense (Income)" on the Statements of Operations and Comprehensive Income. Simultaneously, a new three year Contract of Affreightment at market rates with reduced volumes was agreed upon with the same customer.

20. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
2007
	December 31	September 30	June 30	March 31
Total revenues	$43,467	$45,559	$45,621	$42,082
Operating income	$4,881	$3,919	$6,207	$10,400
Net (loss) income	$(1,363)	$(1,978)	$2,408	$5,749
General partner's interest in net (loss) income	$(27)	$(40)	$48	$115
Limited partners' interest in net (loss) income	$(1,336)	$(1,938)	$2,360	$5,634
Net (loss) income per limited partner unit (basic and diluted)	$(0.07)	$(0.11)	$0.13	$0.31
Weighted average limited partner units outstanding (basic)	18,234	18,234	18,234	18,234
Weighted average limited partner units outstanding (diluted)	18,234	18,234	18,235	18,234

	Three Months Ended
2006
	December 31	September 30	June 30	March 31
Total revenues	$36,792	$38,503	$37,789	$37,049
Operating income	$3,321	$4,133	$5,206	$5,630
Net (loss) income	$(925)	$(361)	$2,961	$4,200
General partner's interest in net (loss) income	$(18)	$(7)	$59	$84
Limited partners' interest in net (loss) income	$(907)	$(354)	$2,902	$4,116
Net (loss) income per limited partner unit (basic and diluted)	$(0.05)	$(0.02)	$0.21	$0.30
Weighted average limited partner units outstanding (basic and diluted)	18,234	16,450	13,800	13,800

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information

        Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. and U.S. Shipping Finance Corp. (together, the "Issuers" of the Partnership's $100,000 13% Senior Secured Notes due 2014 (the "Notes")), the Partnership's subsidiary guarantors of such Notes and the Partnership's subsidiary non-guarantors of such Notes.

        For periods prior to the year ended December 31, 2006, the parent entity (U.S. Shipping Partners L.P.) had no independent assets or operations, the subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, and the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006. In addition, all of the Partnership's wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the $100,000 13% Senior Secured Notes due 2014 on a full and unconditional, joint and several basis. Accordingly, the consolidated financial statements for the year ended December 31, 2005 present the results of operations and cash flows of the subsidiary guarantors. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

        The non-guarantor subsidiaries, which are comprised of the Partnership's Joint Venture and related subsidiaries, are contractually restricted from distributing assets to the Parent entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total
Assets
Current assets
Cash and equivalents	$—	$—	$21,596	$8	$—	$21,604
Current portion of restricted cash and equivalents	—	—	113,960	—	—	113,960
Accounts receivable, net	—	—	11,934	—	—	11,934
Prepaid expenses and other current assets	—	—	10,489	194	—	10,683

Total current assets	—	—	157,979	202	—	158,181
Investment in subsidiaries, net	245,914	—	—	—	(245,914)	—
Intercompany receivable	303,466	76,715	—	—	(380,181)	—
Restricted cash and equivalents, net of current portion	—	—	11,322	—	—	11,322
Vessels and equipment, net	—	—	388,324	101,140	—	489,464
Deferred financing costs, net	9,587	4,108	—	9,432	(4,108)	19,019
Other assets	955	—	2,137	1,950	—	5,042

Total assets	$559,922	$80,823	$559,762	$112,724	$(630,203)	$683,028

Liabilities and Partners' Capital
Current liabilities
Current portion of long-term debt	$3,100	$—	$—	$—	$—	$3,100
Accounts payable	—	—	9,668	—	—	9,668
Due to affiliates	—	—	3,197	196	—	3,393
Deferred revenue	—	—	1,193	—	—	1,193
Accrued expenses and other liabilities	—	—	15,359	15,966	—	31,325

Total current liabilities	3,100	—	29,417	16,162	—	48,679
Intercompany payable	—	—	303,466	—	(303,466)	—
Long-term debt, net of current portion	415,697	100,000	—	41,230	(100,000)	456,927
Deferred income taxes	—	—	2,145	—	—	2,145
Other liabilities	10,092	—	828	—	—	10,920

Total liabilities	428,889	100,000	335,856	57,392	(403,466)	518,671

Minority interest in Joint Venture	—	—	—	33,324	—	33,324

Commitments and contingencies
Partners' Capital
Partners' capital	139,263	(19,177)	223,906	22,008	(226,737)	139,263
Accumulated other comprehensive (loss)	(8,230)	—	—	—	—	(8,230)

Total partners' capital	131,033	(19,177)	223,906	22,008	(226,737)	131,033

Total liabilities and partners' capital	$559,922	$80,823	$559,762	$112,724	$(630,203)	$683,028

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Balance Sheet

As of December 31, 2006

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total
Assets
Current assets
Cash and equivalents	$—	$—	$2,686	$—	$—	$2,686
Current portion of restricted cash and equivalents	—	—	80,588	—	—	80,588
Accounts receivable, net	—	—	10,520	—	—	10,520
Prepaid expenses and other current assets	—	—	5,410	194	—	5,604

Total current assets	—	—	99,204	194	—	99,398
Investment in subsidiaries, net	233,028	—	—	—	(233,028)	—
Intercompany receivable	278,379	89,715	—	—	(368,094)	—
Restricted cash and equivalents, net of current portion	—	—	130,359	—	—	130,359
Vessels and equipment, net	—	—	314,870	35,027	—	349,897
Deferred financing costs, net	11,151	4,744	—	11,947	(4,744)	23,098
Other assets	1,334	—	1,338	—	—	2,672

Total assets	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

Liabilities and Partners' Capital
Current liabilities
Current portion of long-term debt	$2,560	$—	$—	$—	$—	$2,560
Accounts payable	—	—	11,677	—	—	11,677
Due to affiliates	—	—	1,604	236	—	1,840
Deferred revenue	—	—	1,178	—	—	1,178
Accrued expenses and other liabilities	—	—	17,016	1,386	—	18,402

Total current liabilities	2,560	—	31,475	1,622	—	35,657
Intercompany payable	—	—	278,379	—	(278,379)	—
Long-term debt, net of current portion	352,175	100,000	—	16,307	(100,000)	368,482
Advances from Hess, net	—	—	11,866	—	—	11,866
Deferred income taxes	—	—	2,681	—	—	2,681
Other liabilities	2,080	—	—	—	—	2,080

Total liabilities	356,815	100,000	324,401	17,929	(378,379)	420,766

Minority interest in Joint Venture	—	—	—	17,581	—	17,581

Commitments and contingencies
Partners' Capital
Partners' capital	167,823	(5,541)	221,370	11,658	(227,487)	167,823
Accumulated other comprehensive loss	(746)	—	—	—	—	(746)

Total partners' capital	167,077	(5,541)	221,370	11,658	(227,487)	167,077

Total liabilities and partners' capital	$523,892	$94,459	$545,771	$47,168	$(605,866)	$605,424

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Statement of Operations

Year Ended December 31, 2007

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non-Guarantor Subsidiaries**	Adjustments	Total
Revenues	$—	$—	$176,729	$—	$—	$176,729

Operating expenses
Vessel operating expenses	—	—	65,656	—	—	65,656
Voyage expenses	—	—	35,824	—	—	35,824
General and administrative expenses	114	—	14,634	785	—	15,533
Depreciation and amortization	—	—	37,795	—	—	37,795
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	114	—	150,423	785	—	151,322

Operating (loss) income	(114)	—	26,306	(785)	—	25,407
Interest expense	30,880	13,636	—	1	(13,636)	30,881
Interest income	—	—	(9,626)	(5)	—	(9,631)
Gain on derivative financial instruments	(173)	—	—	(26)	—	(199)

(Loss) income before income taxes and minority interest	(30,821)	(13,636)	35,932	(755)	13,636	4,356
Benefit for income taxes	—	—	(94)	—	—	(94)

(Loss) income before minority interest	(30,821)	(13,636)	36,026	(755)	13,636	4,450
Equity in earnings of unconsolidated affiliates	35,637	—	—	—	(35,637)	—
Minority interest in Joint Venture loss	—	—	—	366	—	366

Net income (loss)	$4,816	$(13,636)	$36,026	$(389)	$(22,001)	$4,816

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Statement of Operations

Year Ended December 31, 2006

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non-Guarantor Subsidiaries**	Adjustments	Total
Revenues	$—	$—	$150,133	$—	$—	$150,133
Operating expenses
Vessel operating expenses	—	—	59,493	—	—	59,493
Voyage expenses	—	—	27,506	—	—	27,506
General and administrative expenses	250	—	12,524	765	—	13,539
Depreciation and amortization	—	—	31,305	—	—	31,305

Total operating expenses	250	—	130,828	765	—	131,843

Operating (loss) income	(250)	—	19,305	(765)	—	18,290
Interest expense	16,634	5,541	—	—	(5,541)	16,634
Interest income	—	—	(5,413)	—	—	(5,413)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Gain on derivative financial instruments	(1,913)	—	—	—	—	(1,913)

(Loss) Income before income taxes and minority interest	(17,422)	(5,541)	24,718	(765)	5,541	6,531
Provision for income taxes	—	—	1,077	—	—	1,077

(Loss) Income before minority interest	(17,422)	(5,541)	23,641	(765)	5,541	5,454
Equity in earnings of unconsolidated affiliates	23,297	—	—	—	(23,297)	—
Minority interest in Joint Venture loss	—	—	—	421	—	421

Net income (loss)	$5,875	$(5,541)	$23,641	$(344)	$(17,756)	$5,875

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense has been presented as an expense of both entities in the above consolidating statement of operations.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total
Cash flows from operating activities
Net income (loss)	$4,816	$(13,636)	$36,026	$(389)	$(22,001)	$4,816
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,722	636	37,794	—	(636)	39,516
Provision for accounts receivable	—	—	755	—	—	755
Equity compensation	114	—	—	—	—	114
Gain on derivative financial instruments	(173)	—	—	(26)	—	(199)
Minority interest in Joint Venture loss	—	—	—	(366)	—	(366)
Deferred income taxes	—	—	(1,141)	—	—	(1,141)
Capitalized drydock costs	—	—	(14,122)	—	—	(14,122)
Equity in earnings of unconsolidated subsidiaries	(35,637)	—	—	—	35,637	—
Changes in assets and liabilities:
Accounts receivable	—	—	(2,751)	—	—	(2,751)
Prepaid expenses and other current assets	—	—	(4,497)	(300)	—	(4,797)
Other assets	—	—	536	—	—	536
Accounts payable	—	—	2,598	—	—	2,598
Deferred revenue	—	—	15	—	—	15
Accrued expenses and other liabilities	—	—	2,865	200	—	3,065

Net cash provided by (used in) operating activities	(29,158)	(13,000)	58,078	(881)	13,000	28,039

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	85,665	—	—	85,665
Cash received upon settlement of derivative financial instruments	173	—	—	—	—	173
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Payments to Hess, net	—	—	(3,298)	—	—	(3,298)
Construction of vessels and equipment	—	—	(112,225)	(48,958)	—	(161,183)

Net cash provided by (used in) investing activities	173	—	(29,858)	(50,882)	—	(80,567)

Cash flows from financing activities
Proceeds from borrowings	54,000	—	—	—	—	54,000
Proceeds from Joint Venture revolver borrowings	—	—	—	24,923	—	24,923
Contribution by minority interest equity investors in Joint Venture	—	—	—	26,848	(10,739)	16,109
Proceeds from revolving borrowings	13,000	—	—	—	—	13,000
Deferred financing costs	(158)	—	—	—	—	(158)
Repayment of debt	(2,938)	—	—	—	—	(2,938)
Intercompany receivable / payable	(1,429)	13,000	(9,310)	—	(2,261)	—
Distributions to partners/members	(33,490)	—	—	—	—	(33,490)

Net cash provided by (used in) financing activities	$28,985	$13,000	$(9,310)	$51,771	$(13,000)	$71,446

Net increase in cash and cash equivalents	—	—	18,910	8	—	18,918
Cash and cash equivalents at beginning of year	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of year	$—	$—	$21,596	$8	$—	$21,604

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

21. Supplemental Guarantor Information (Continued)

U.S. Shipping Partners L.P.

Unaudited Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	Parent*	Subsidiary Issuer*	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total
Cash flows from operating activities
Net income (loss)	$5,875	$(5,541)	$23,641	$(344)	$(17,756)	$5,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,170	269	31,305	—	(269)	32,475
Deferred income taxes	—	—	1,533	—	—	1,533
Capitalized drydock costs	—	—	(31,082)	—	—	(31,082)
Gain on derivative financial instruments	(1,913)	—	—	—	—	(1,913)
Loss on debt extinguishment	2,451	—	—	—	—	2,451
Equity in earnings of unconsolidated affiliates	(23,297)	—	—	—	23,297	—
Minority interest in Joint Venture loss	—	—	—	(421)	—	(421)
Provision for accounts receivable	—	—	137	—	—	137
Changes in assets and liabilities
Accounts receivable	—	—	(2,631)	—	—	(2,631)
Prepaid expenses and other current assets	—	—	(1,982)	(315)	—	(2,297)
Other assets	—	—	(137)	—	—	(137)
Accounts payable	—	—	4,804	—	—	4,804
Deferred revenue	—	—	1,178	—	—	1,178
Accrued expenses and other liabilities	—	—	7,858	373	—	8,231

Net cash (used in) provided by operating activities	(15,714)	(5,272)	34,624	(707)	5,272	18,203

Cash flows from investing activities
Proceeds from Senesco settlement	—	—	21,000	—	—	21,000
Construction of vessels and equipment	—	—	(84,448)	(32,644)	—	(117,092)
Purchase of office furniture, equipment and other	—	—	(317)	—	—	(317)
Change in restricted cash and equivalents, net	—	—	(210,947)	—	—	(210,947)
Payments to Hess, net	—	—	(484)	—	—	(484)

Net cash used in investing activities	—	—	(275,196)	(32,644)	—	(307,840)

Cash flows from financing activities
Proceeds from issuance of debt	356,000	100,000	—	—	(100,000)	356,000
Gross proceeds from equity issuance	79,084	—	—	—	—	79,084
Proceeds from revolver borrowings	25,000	—	—	—	—	25,000
Contribution by minority interest equity investors in Joint Venture	—	—	—	48,581	(19,433)	29,148
Proceeds from Joint Venture revolver borrowings	—	—	—	16,307	—	16,307
Repayment of debt	(129,302)	—	—	—	—	(129,302)
Repayment of revolver borrowings	(25,000)	—	—	—	—	(25,000)
Deferred financing costs	(11,586)	(5,013)	—	(12,960)	5,013	(24,546)
Partnership equity offering costs	(2,785)	—	—	—	—	(2,785)
Joint Venture equity offering expenses, net	(2,931)	—	—	(18,577)	7,431	(14,077)
Intercompany receivable/payable	(245,260)	(89,715)	233,258	—	101,717	—
Proceeds from hedge termination	1,913	—	—	—	—	1,913
Distributions to partners	(29,419)	—	—	—	—	(29,419)

Net cash provided by financing activities	15,714	5,272	233,258	33,351	(5,272)	282,323

Net decrease in cash and cash equivalents	—	—	(7,314)	—	—	(7,314)
Cash and cash equivalents at beginning of year	—	—	10,000	—	—	10,000

Cash and cash equivalents at end of year	$—	$—	$2,686	$—	$—	$2,686

*
Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

**
Consists of the Joint Venture and the Partnership's wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except unit data)

22. Subsequent Events

Distributions

        On February 7, 2008, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution as it relates to the fourth quarter of 2007 of $0.45 per common unit. The distribution was paid on all common units on February 15, 2008 to all common unitholders of record on February 12, 2008. The aggregate amount of the distribution was $5,100. In February 2008, the Partnership did not pay a distribution on the subordinated or general partners units. Shipping Master, the holder of the Partnership's subordinated units and general partner units, requested that the Partnership not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase the reserves available for payment of future distributions on its common units; for the completion of its capital construction program; and to strengthen coverage with respect to the Partnership's financial covenants under its credit facility in future periods.

Director Compensation

        On February 6, 2008, the Board of Directors of the general partner adopted the following:

  •
  That each non-employee director (other than Messrs. Macey and Newhouse) be issued 3,065 common units of the Partnership on March 31, 2008, which units will be fully vested;

  •
  that directors M. William Macey, Jr. and Douglas L. Newhouse be paid fees equivalent to the fees paid to the other non-employee directors for their Board and committee services, for their services as members of the Board of Directors and for their service on various committees of the Board of Directors; and

  •
  that William M. Kearns, Jr.be paid an additional annual retainer of $12,000 for serving as lead director of the Board of Directors.

Tax Status

        In January 2008, the Partnership made an election to treat one of its subsidiaries, USCS Sea Venture LLC, as a corporation for tax purposes effective January 2, 2008. The Partnership is currently evaluating the impact this election will have on its financial statements in 2008.

        In February 2008, the Partnership made an election to treat one of its subsidiaries, ITB Philadelphia LLC, as a corporation for tax purposes effective December 10, 2007. The Partnership is currently evaluating the impact this election will have on its financial statements in 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008

U.S. SHIPPING PARTNERS L.P. By: US Shipping General Partner LLC, its general partner
By:	/s/ PAUL B. GRIDLEY Paul B. Gridley Chairman, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ PAUL B. GRIDLEY Paul B. Gridley	Chairman, Chief Executive Officer (principal executive officer)	March 13, 2008
/s/ ALBERT E. BERGERON Albert E. Bergeron	Vice President—Chief Financial Officer (principal financial and accounting officer)	March 13, 2008
/s/ BRYAN GANZ Bryan Ganz	Director	March 13, 2008
/s/ JOSEPH P. GEHEGAN Joseph P. Gehegan	Director	March 13, 2008
/s/ WILLIAM M. KEARNS, JR. William M. Kearns, Jr.	Director	March 13, 2008
/s/ GERALD LUTERMAN Gerald Luterman	Director	March 13, 2008
/s/ M. WILLIAM MACEY, JR. M. William Macey, Jr.	Director	March 13, 2008
/s/ DOUGLAS L. NEWHOUSE Douglas L. Newhouse	Director	March 13, 2008
/s/ RONALD L. O'KELLEY Ronald L. O'Kelley	Director	March 13, 2008

QuickLinks

U.S. SHIPPING PARTNERS L.P. 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
CASH DISTRIBUTION POLICY
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO FINANCIAL STATEMENTS
U.S. SHIPPING PARTNERS L.P.
Report of Independent Registered Public Accounting Firm
U.S. Shipping Partners L.P. Consolidated Balance Sheets December 31, 2007 and 2006 (in thousands)
U.S. Shipping Partners L.P. Consolidated Statements of Operations and Comprehensive Income Years Ended December 31, 2007, 2006 and 2005 (in thousands, except unit data)
U.S. Shipping Partners L.P. Consolidated Statements of Changes in Partners' Capital Years Ended December 31, 2007, 2006 and 2005 (in thousands)
U.S. Shipping Partners L.P. Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005 (in thousands)
U.S. Shipping Partners L.P. Notes to Consolidated Financial Statements Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands, except unit data)
U.S. Shipping Partners L.P. Unaudited Consolidating Balance Sheet As of December 31, 2007 (in thousands)
U.S. Shipping Partners L.P. Unaudited Consolidating Balance Sheet As of December 31, 2006 (in thousands)
U.S. Shipping Partners L.P. Unaudited Consolidating Statement of Operations Year Ended December 31, 2007 (in thousands)
U.S. Shipping Partners L.P. Unaudited Consolidating Statement of Operations Year Ended December 31, 2006 (in thousands)
U.S. Shipping Partners L.P. Unaudited Consolidating Statement of Cash Flows For the Year Ended December 31, 2007 (in thousands)
U.S. Shipping Partners L.P. Unaudited Consolidating Statement of Cash Flows For the Year Ended December 31, 2006 (in thousands)
SIGNATURES