Form 10-K/A
period 2007-12-31
U.S. Shipping Partners L.P.
filed 2008-04-29
CIK 1299716

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller
reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s common units held by non-affiliates as of June 30, 2007, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $225,622,000. The number of the registrant’s common units outstanding as of March 7, 2008 was 11,341,548 (including 8,000 restricted common units). At that date, 6,899,968 subordinated units were outstanding.

Explanatory Note

          This amendment to U.S. Shipping Partners L.P.’s (the “Partnership”) 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008 (the “10-K”), is made to include the disclosures required under Part III, Item 11, Executive Compensation. This amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 11 of Form 10-K, a signature page and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein.

Item 11. Executive Compensation

Compensation Discussion and Analysis

          As is commonly the case for publicly-traded limited partnerships, we and our subsidiaries do not have any employees. We are managed by our general partner. Our executive officers are also the executive officers of our general partner and are employees of our general partner. Messrs. Gridley and Miller, our chairman and chief executive officer and our vice president—chartering, respectively, devote a majority of their time to managing our business affairs and those of the joint venture we formed to construct up to nine petroleum tankers (the “Joint Venture”). Our remaining officers spend all of their business time managing our business affairs and those of the Joint Venture.

          In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rational behind these decisions relating to 2007 compensation for our executive officers.

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

What our Compensation Program is Designed to Reward

          Our compensation program is designed to reward performance that contributes to the achievement of our business objective and business strategies on both a short-term and long-term basis. In addition, we reward qualities that we believe help achieve our business objective and business strategies such as teamwork, individual performance in light of general economic and industry specific conditions, the ability to manage our existing vessels, the ability to address the OPA 90 phase out requirements and level of responsibility. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation “at-risk” than do our other employees; consequently, we have tried to establish the “at-risk” portions of our executive’s total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

          Our compensation program is comprised of four elements:

•

base salary, which is intended to provide an annual salary at a level consistent with competitive market practice, to reflect each executive officer’s position and level of responsibility and to recognize each executive officer’s education, experience and unique value to our success;

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

          The relative proportion of total compensation paid or awarded to our executive officers for each individual component of compensation (salary, annual bonuses and equity-linked awards) varies for each executive officer based on the executive’s level in the organization. The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role. Our chairman and chief executive officer, president and chief operating officer, vice president-chartering and vice president-chief financial officer have a greater impact on achievement of the business strategy and overall business performance. Therefore, a higher proportion of their total compensation may be through annual bonuses and equity-linked awards, including management’s incentive interest in our general partner.

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

          Components of Compensation

          Base Salary. Our policy is to position each executive’s base salary at levels that are comparable to salaries provided to other executives in our industry, with consideration for the industry’s standards, the size and scope of our operations, individual performance factors and the scope of an individual’s responsibilities. We consider these factors subjectively in the aggregate and none of the factors is accorded a specific weight, and we are not precluded from considering other factors as we consider relevant. Although we had the assistance of an independent consultant in setting base salaries, we did not engage in any benchmarking of these salaries against those of other companies, as we do not believe there is another company that is directly comparable with us.

          Based on the advice of the independent consultant engaged by the committee and our desire to have a larger portion of 2007 compensation be in the form of incentive compensation, the compensation committee determined to keep 2007 base salary at the 2006 levels. On August 22, 2007 in connection with Albert Bergeron assuming the additional duties of Chief Administrative Officer, his salary was increased from $261,000 per year to $310,000 per year. The compensation committee has engaged an independent consultant to advise it with respect to establishing base salaries for 2008.

          Annual Bonuses. In connection with our initial public offering in 2004, our general partner adopted the US Shipping General Partner LLC Annual Incentive Compensation Plan. The annual incentive plan is designed to enhance the performance of our key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. A participant’s designated level of participation, or target bonus, will be determined under criteria established or approved by the compensation committee for that fiscal year or designated performance period. Levels of participation may vary according to a participant’s position and the relative impact such participant can have on our and/or our affiliates’ operations. The amount of target bonus a participant may receive for any fiscal year, if any, will depend upon the performance level achieved for that fiscal year. Awards typically will be determined after the end of the fiscal year or designated performance period. Awards will be paid in cash annually, unless otherwise determined by the compensation committee. The compensation committee will have the discretion to reduce (but not to increase) some or all of the amount of any award that otherwise would be payable by reason of the satisfaction of the applicable performance targets; provided, however, that the exercise of such discretion with respect to one participant may not be used to increase the amount of any award otherwise payable to another participant. The termination of a participant’s employment for any reason prior to payout of an award under the annual incentive plan will result in the participant’s forfeiture of any such award, unless and to the extent waived by the compensation committee. The board of directors of our general partner may amend or terminate the annual incentive plan at any time. We will reimburse our general partner for payments and costs incurred under the plan.

          As a result of the significant changes in our business resulting from our increased chemical fleet and our OPA 90 compliance strategy, it has been difficult to identify stable benchmarks from which to set targets and issue awards under the Annual Incentive Compensation Plan. Therefore, for 2004, 2005 and 2006 we awarded cash bonuses at the end of the year based upon the compensation committee’s judgment of the success achieved by us, and management’s role in such success. In 2004, bonuses were awarded in connection with the acquisition of the Charleston, which substantially increased the capacity of our chemical fleet, as well as the consummation of our public offering, which provided us with needed flexibility to finance our operations and make acquisitions. In 2005, bonuses were awarded at a lower level than in 2004 and were based on our financial and operational performance. In 2006, bonuses were awarded based on management addressing our OPA 90 phase out requirements by entering into the Joint Venture to construct up to nine petroleum tankers and entering into construction contracts for four additional ATBs as well as obtaining the financing for the construction of the first three of these vessels. However, the committee, recognizing the effect of the delay and increased cost in constructing the first ATB, reduced the bonuses that otherwise would have been paid in 2006 and, to provide additional incentive to management, created an additional bonus to be paid if our first ATB was delivered and placed in operation by May 15, 2007. Because the first ATB was not placed into operation until July 2007, this additional bonus was not paid.

          The compensation committee established performance goals for 2007 on which bonuses were to be based under the US Shipping General Partner LLC Annual Incentive Compensation Plan, subject to the overall discretion of the committee to adjust the bonuses based on the Partnership’s performance and extenuating circumstances, if any. These performance goals were established with the assistance of Cavanagh & Associates, who was retained by the compensation committee to advise it. The performance goals included both overall organizational goals and individual goals tailored to each executive’s duties and responsibilities. Sixty percent of such bonuses were based upon organizational goals, specifically Distributable Cash Flow target levels set by the compensation committee. Distributable Cash Flow is a non-GAAP financial measure which determines how much cash we are able to distribute to our unitholders. If the targeted goals for an executive were achieved, he would receive a bonus equal to 75% of his base salary for 2007. The maximum amounts payable to each executive under the bonus plan for 2007 was 100% of base salary. If the targeted goals for an executive were not achieved, but certain thresholds were met, the executive could receive a bonus at the discretion of the compensation committee. We exceeded the maximum Distributable Cash Flow goals and the executives met varying portions of their personal goals. Based solely upon the formulas, and before our exercise of discretion, the bonus computation for each of Messrs. Gridley, Gehegan, Miller, Bergeron and Ziobro would have been $392,000, $342,000, $251,000, $265,000 and $81,000, respectively. However, in light of the liquidity issues facing us and our decision not to pay a distribution on the subordinated units for the fourth quarter of 2007, the compensation committee determined that it was appropriate to reduce the bonuses of Messrs. Gridley, Gehegan and Bergeron to $96,000, $92,000 and $114,000, respectively, which amounts were the same as the cash bonuses paid to these individuals for 2006.

          The compensation committee has determined that in light of the challenges facing the Partnership in 2008, it would not be feasible to establish meaningful quantitative goals. Accordingly, bonuses for 2008 will be determined by the committee based upon the Partnership’s performance in 2008 and its financial condition and prospects at the time of determination.

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

          Unit Options, Unit Appreciation Rights and Other Unit-Based Awards

          The long-term incentive plan permits the grant of options covering common units, the grant of unit appreciation rights and other awards based on common units. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in common units, cash or a combination thereof, as determined by the compensation committee in its discretion. Other unit-based awards may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, common units or factors that may influence the value of common units. Examples of such awards include convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units, awards with value and payment contingent upon our performance or one or more of our business units or any other factors designated by the compensation committee, and awards valued by reference to the value of securities of or the performance of specified affiliates or other business units. Cash awards, as an element of or supplement to any other award under the long term incentive plan, may also be granted. The compensation committee will be able to make grants of unit options, unit appreciation rights and other unit-based awards under the plan to employees, consultants and directors containing such terms as the committee shall determine. Unit options and unit appreciation rights may have an exercise price that is equal to or greater than the fair market value of the common units on the date of grant. In general, unit options and unit appreciation rights granted will become exercisable over a period determined by the compensation committee.

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

          To date, the compensation committee has not granted any awards under the long-term incentive plan to management, although each non-employee director who is not an employee of Sterling Investment Partners was awarded 2,000 restricted units in April 2007 and 3,065 units in April 2008 as partial director compensation. See “—Director Compensation” below for more information on these grants.

          Management Incentive Interest in Our General Partner. In connection with our initial public offering, the executive officers of our general partner were granted the right to receive in aggregate 10% (subsequently reduced to 8.2% when Mr. Colletti ceased to be an executive officer) of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units. Through December 31, 2007, no amounts had been earned under this plan. Please see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities—Cash Distribution Policy” for a more detailed discussion of the incentive distribution rights and conditions relating to the conversion of the class A subordinated units.

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

          The 401(k) plan permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 5% of an employee’s pre-tax annual compensation, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of their employment with us. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made. We made the maximum matching contributions to the plan for the years ended December 31, 2005, 2006 and 2007.

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

Other Compensation Related Matters

          Equity Ownership. As of December 31, 2007, Messrs. Gridley, Gehegan, Miller and Bergeron owned, directly or indirectly through their ownership of interests in United States Shipping Master LLC, substantial equity in the Partnership. Although we encourage our executive officers to retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership. In the aggregate, as of December 31, 2007, our executive officers beneficially owned an aggregate of 1,545,572 limited partner units, or approximately 8.5% of our total outstanding units, including the 1,454,176 class B subordinated units owned by United States Shipping Master which are attributable to our executive officers, as well as an aggregate approximately 21.1% indirect ownership interest in the general partner and an aggregate 8.2% interest in the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45. Based on their current ownership and the minimum annual distribution of $1.80 per unit, our executive officers would receive an aggregate of approximately $0.16 million in annual distributions on the common units and $2.76 million in annual distributions on the subordinated and general partner units attributable to them. As a result of our not paying a distribution on the subordinated and general partners units for the fourth quarter of 2007, the annual distribution to these individuals in respect of the subordinated and general partner units attributable to them, aggregate distributions to these individuals has decreased by approximately $0.69 million per quarter ($2.76 million on an annual basis).

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

          None of the members of the compensation committee have served as an officer or employee of us or our general partner. Furthermore, except for compensation arrangements discussed in this Form 10-K/A, we have not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor are we aware of any means, directly or indirectly, by which a committee member could receive a material benefit from us.

Summary Compensation Table

          The following table sets forth certain information with respect to compensation of our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation		Total

Paul B. Gridley Chairman and Chief Executive Officer	2007	$417,000	$96,000		$—	$—	$—	$—	$—		$513,000
	2006	$417,000	$96,000	(1)	$—	$—	$—	$—	$—		$513,000
	2005	$417,000	$240,000		$—	$—	$—	$—	$—		$657,000

Joseph P. Gehegan President and Chief Operating Officer	2007	$389,000	$92,000		$—	$—	$—	$—	$11,250	(2)	$492,250
	2006	$389,000	$92,000	(1)	$—	$—	$—	$—	$11,000	(2)	$492,000
	2005	$389,000	$230,000		$—	$—	$—	$—	$10,500	(2)	$629,500

Jeffrey M. Miller Vice President - Chartering	2007	$257,000	$251,000		$—	$—	$—	$—	$11,250	(2)	$519,250
	2006	$257,000	$114,000	(1)	$—	$—	$—	$—	$11,000	(2)	$382,000
	2005	$257,000	$190,000		$—	$—	$—	$—	$10,500	(2)	$457,500

Albert E. Bergeron Vice President - Chief Financial Officer	2007	$278,841	$114,000		$—	$—	$—	$—	$11,250	(2)	$404,091
	2006	$261,000	$114,000	(1)	$—	$—	$—	$—	$11,000	(2)	$386,000
	2005	$249,500	$190,000		$—	$—	$—	$—	$10,500	(2)	$450,000

Jan T. Ziobro (3) Vice President - New Construction	2007	$156,872	$81,000		$—	$—	$—	$—	$5,927	(2)	$243,799

Alan E. Colletti (4) Vice President - Operations	2007	$300,236	$—		$—	$—	$—	$—	$11,250	(2)	$311,486
	2006	$295,500	$76,000	(1)	$—	$—	$—	$—	$11,000	(2)	$382,500
	2005	$295,500	$190,000		$—	$—	$—	$—	$10,500	(2)	$496,000

(1)

Does not include for each of Messrs. Gridley, Gehegan, Miller, Bergeron and Colletti, an additional $96,000, $92,000, $38,000, $38,000 and $76,000 that would have been payable if our first articulated tug barge had been delivered and placed in operation by May 15, 2007.

(2)	Consists of matching contributions under a 401(k) plan.

(3)	Mr. Ziobro joined us in April 2007 at an annual salary of $230,000.

(4)	Mr. Colletti left our employ in December 2007.

Employment Agreements

          In connection with our initial public offering, USS Vessel Management, LLC, a subsidiary of our general partner, entered into amended and restated employment agreements with each of Messrs. Gridley, Gehegan, Colletti, Miller and Bergeron. In 2007 USS Vessel Management entered into an employment agreement with Mr. Ziobro in connection with his joining us as Vice President—New Construction, and in 2008 entered into an employment agreement with Anthony J. Guzzo in connection with his appointment as Vice President—Chief Accounting Officer. Mr. Colletti left our employ in December 2007. Each of Messrs. Gehegan, Bergeron, Ziobro and Guzzo is required to devote all of his business time to managing our business (including the business of our Joint Venture). Each of Messrs. Gridley and Miller are required to devote a majority of his time to managing our business (including the business of our Joint Venture).

          Under their respective employment agreements, Messrs. Gridley, Gehegan, Miller, Bergeron, Ziobro and Guzzo each is currently entitled to receive annual salaries of $417,000, $389,000, $257,000, $310,000, $230,000 and $190,000, respectively. Each of the employment agreements provides for bonuses to be paid at the discretion of the board of directors. In addition, Mr. Ziobro is entitled to be paid the cash equivalent of the 975 shares of Overseas Shipholding Group, Inc. (“OSG”) he forfeited as a result of terminating his employment with OSG. He will receive, on each date that the shares would have vested and forfeiture obligation would have lapsed with respect to the forfeited OSG shares, an amount equal to the product determined by multiplying (i) the number of OSG shares which became vested on such date by (ii) the closing price of OSG stock on the date Mr. Ziobro commenced employment with us. The cash payments due to Mr. Ziobro under this arrangement are $23,036, $23,036, $17,045 and $7,940 due in January 2008, 2009, 2010 and 2011, respectively.

          The employment agreements for each of Messrs. Gridley, Gehegan, Miller and Bergeron expire in October 2008; the employment agreement for Mr. Ziobro expires in April 2010; and the employment agreement for Mr. Guzzo expires in April 2009. Each of the employment agreements will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days’ prior written notice of its intent not to renew the agreement.

          In the event we terminate the employment of any of Messrs. Gridley, Gehegan, Miller, Bergeron, Ziobro or Guzzo without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, he will be entitled to:

•	monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (one year in the case of Messrs. Ziobro and Guzzo) (such period the “severance period”); and

•

continue to participate, at our expense (to the same extent we bear such expense at the time of termination), in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

          If during negotiations regarding or within two years following a change in control of our general partner or U.S. Shipping Partners L.P. the employment of any of Messrs. Gridley, Gehegan, Miller, Bergeron, Ziobro or Guzzo is terminated without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, we will pay severance equal to three times (two times in the case of Messrs. Ziobro and Guzzo) his then annual salary and target bonus. See “—Potential Payments Upon Termination or Change in Control” below.

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

•

any change in executive’s reporting relationship that removes the executive from reporting to our president (our chief financial officer in the case of Mr. Guzzo, our chief executive officer in the case of Mr. Gehegan and the board of directors of United States Shipping Master LLC in the case of Mr. Gridley);

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

Grants of Plan-Based Awards Table

          This table has been omitted because no plan-based awards were made in 2007. See “— Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

          This table has been omitted because there were no outstanding equity awards at December 31, 2007.

Option Exercises and Stock Vested Table

          This table has been omitted because there were no options exercised or common units vested during 2007.

Pension Benefits

          The general partner of the Partnership sponsors a 401(k) plan that is available to all U.S. employees, but does not maintain a pension or defined benefit program. The Partnership does not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments upon Termination or Change-in-Control

          The following table sets forth potential amounts payable to our current executive officers upon termination of employment under various circumstances, and as if terminated on December 31, 2007.

Potential Payments upon Termination or Change-in-Control

		Termination

Name		By Reason of Death	By Reason of Disability (3)	By Partnership Without Justifiable Cause or By Non- renewal of Employment Agreement	By Executive With Good Reason	Of Employment Within Two Years Following a Change in Control

Paul B. Gridley
Salary and Bonus	(1)	$—	$1,094,625	$1,459,500	$1,459,500	$2,189,250
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$1,094,625	$1,460,237	$1,460,237	$2,189,987

Joseph P. Gehegan
Salary and Bonus	(1)	$—	$680,750	$1,361,500	$1,361,500	$2,042,250
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$680,750	$1,362,237	$1,362,237	$2,042,987

Jeffrey M. Miller
Salary and Bonus	(1)	$—	$449,750	$899,500	$899,500	$1,349,250
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$449,750	$900,237	$900,237	$1,349,987

Albert E. Bergeron
Salary and Bonus	(1)	$—	$542,500	$1,085,000	$1,085,000	$1,627,500
Health Benefits	(2)	$—	$—	$737	$737	$737

		$—	$542,500	$1,085,737	$1,085,737	$1,628,237

Jan T. Ziobro
Salary and Bonus	(1)	$—	$368,000	$368,000	$368,000	$736,000
Health Benefits	(2)	$—	$—	$15,658	$15,658	$15,658

		$—	$368,000	$383,658	$383,658	$751,658

Alan E. Colletti (4)
Salary and Bonus	(1)	$—	$—	$—	$—	$—
Health Benefits	(2)	$—	$—	$—	$—	$—

		$—	$—	$—	$—	$—

(1)

Based on a target bonus of 75% for Messrs. Gridley, Gehegan, Miller, Bergeron and Colletti (60% for Mr. Ziobro) established by the Compensation Committee for 2007. If the Compensation Committee of the Board of Directors does not set a target bonus for the year, the executive’s bonus target bonus is fifty percent of base salary.

(2)

Assumes we pay benefits for entire severance period. Our obligation to pay these benefits will terminate if executive begins employment with another entity that provides substantially similar benefits.

(3)

Pursuant to their employment agreements, each executive is entitled to receive his compensation (including bonus, if any) until he begins to receive benefits under the long-term disability insurance plan provided by us. In the event that payments received from such long-term disability insurance plan do not equal the disabled executive’s rate of salary at the time of disability, then for a period of 18 months for Mr. Gridley and 12 months for Messrs. Gehegan, Miller, Bergeron and Ziobro, we are obligated to pay the executive the difference between the policy benefit and the disabled executive’s rate of salary, subject to applicable tax withholding. The calculated amounts assume salary and, in accordance with the terms of their employment agreements, a target bonus of 50% of 2007 base salary for the salary continuation period, as well as no reduction as a result of payments made under the long-term disability insurance plan. Such payments, if made under the long-term disability insurance plan, may reduce Mr. Gridley’s disability payments by us up to $180,000 and may reduce Messrs. Gehegan, Miller, Bergeron and Ziobro’s disability payments by us up to $120,000.

(4)	As Mr. Colletti was no longer employed by us at December 31, 2007, he would not have been entitled to any severance upon termination of employment or a change-in-control.

Compensation of Directors

          Each of Messrs. Ganz, Kearns, Luterman and O’Kelley receives a quarterly cash retainer fee of $12,500 in consideration of their services as director of our general partner. In addition, for each telephonic board call that Messrs. Ganz, Kearns, Luterman and O’Kelley participate in they receive a cash fee of $1,000. Furthermore, Messrs. Kearns and Luterman, members of the audit committee, receive a $5,000 annual retainer, and Mr. O’Kelley, as chairman of the audit committee, receives a $10,000 annual retainer. All directors of our general partner are reimbursed for their out-of-pocket expenses in connection with their services on the board. Our officers or employees who also serve as directors do not receive additional compensation, and Messrs. Macey and Newhouse began to receive the cash annual retainer fee for service as directors beginning in January 2008 and the per meeting fee beginning in April 2008. Also, beginning in 2008 Mr. Kearns will receive a $12,000 annual retainer for serving as lead outside director. In addition, in 2007 and 2008 we issued common units to each of Messrs. Ganz, Kearns, Luterman and O’Kelley having a value of $37,940 in 2007 and $36,657 in 2008. The following table sets forth the compensation paid to our non-employee directors during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Received (1)	Total

Bryan Ganz	$61,350	$37,940	$99,290
William Kearns	78,350	37,940	116,290
Gerald Luterman	75,350	37,940	113,290
M. William Macey, Jr. (2)	—	—	—
Douglas Newhouse (2)	—	—	—
Ronald O’Kelley	85,350	37,940	123,290

(1)   Represents the grant date value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of 2,000 restricted common units granted on April 2, 2007 under our Long-Term Incentive Plan. These restricted units vested on March 31, 2008, subject to earlier vesting in the event of a change in control, death, disability, retirement or resignation at the request of the Partnership. Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007, July 1, 2007 October 1, 2007 and January 1, 2008.

(2)   Beginning in January 2008, Messrs. Macey and Newhouse began to receive directors’ fees in an amount equal to the amount paid in cash to our other non-management directors, consisting of an annual retainer of $50,000, a $1,000 per meeting fee (beginning April 2008) and, in the case of Mr. Newhouse, a $1,000 per meeting fee relating to his service on our compensation committee (beginning April 2008).

          On April 1, 2008, we issued to each of Messrs. Ganz, Kearns, Luterman and O’Kelley 3,065 common units under our Long-Term Incentive Plan. These common units were immediately vested.

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

10.6*	Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

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

10.9

Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 25, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.10

Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.11†

Limited Liability Company Agreement of USS Product Investors LLC dated August 7, 2006 (incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).

10.12*	Amended and Restated Employment Agreement for Paul B. Gridley (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.13*	Amended and Restated Employment Agreement for Joseph P. Gehegan (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.14*	Amended and Restated Employment Agreement for Alan Colletti (incorporated by reference to Exhibit 10.11 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.15*	Amended and Restated Employment Agreement for Jeffrey M. Miller (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.16*

Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.17*	Employment Agreement for Jan T. Ziobro (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.18*	Employment Agreement for Anthony J. Guzzo (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated April 21, 2008).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007).

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007).

†	Confidential treatment was granted for omitted portions.

*	Management contract, compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

By:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer