Form 10-Q
period 2008-03-31
U.S. Shipping Partners L.P.
filed 2008-05-12
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes           ☒                    No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           ☐                    No           ☒

The number of the registrant’s common units outstanding as of April 30, 2008 was 11,353,808. At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(in thousands)

	March 31,	December 31,
	2008	2007

Assets
Current assets
Cash and equivalents	$24,022	$21,604
Current portion of restricted cash and equivalents	79,093	113,960
Accounts receivable, net	11,053	11,934
Prepaid expenses and other current assets	8,700	10,683

Total current assets	122,868	158,181
Restricted cash and equivalents, net of current portion	7,189	11,322
Vessels and equipment, net	554,715	489,464
Deferred financing costs, net	17,928	19,019
Other assets	4,457	5,042

Total assets	$707,157	$683,028

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$3,100
Accounts payable	10,221	9,668
Due to affiliates	2,725	3,393
Deferred revenue	—	1,193
Accrued expenses and other liabilities	21,539	31,325

Total current liabilities	37,585	48,679
Long-term debt, net of current portion	486,047	456,927
Deferred income taxes	1,664	2,145
Other liabilities	19,516	10,920

Total liabilities	544,812	518,671

Noncontrolling interest in Joint Venture	50,856	33,324

Commitments and contingencies (Note 14)

Partners’ Capital
Partners’ capital	128,422	139,263
Accumulated other comprehensive loss	(16,933)	(8,230)

Total partners’ capital	111,489	131,033

Total liabilities and partners’ capital	$707,157	$683,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended March 31,

	2008	2007

Revenues	$51,504	$42,082

Operating expenses
Vessel operating expenses	17,021	14,918
Voyage expenses	13,679	7,437
General and administrative expenses	3,994	3,765
Depreciation and amortization	10,504	9,048
Other expense (income)	5,787	(3,486)

Total operating expenses, net	50,985	31,682

Operating income	519	10,400
Interest expense	7,891	6,917
Interest income	(1,040)	(2,675)
Net gains on derivative financial instruments	(442)	—

(Loss) income before income taxes and noncontrolling interest	(5,890)	6,158
Provision for income taxes	292	420

(Loss) income before noncontrolling interest	(6,182)	5,738
Noncontrolling interest in Joint Venture losses	404	11

Net (loss) income	(5,778)	5,749
Other comprehensive loss
Fair market value adjustment for derivatives	(8,703)	(925)

Comprehensive (loss) income	$(14,481)	$4,824

General partner’s interest in net (loss) income	$(116)	$115
Limited partners’ interest in net (loss) income
Net (loss) income	$(5,662)	$5,634
Net (loss) income per unit - basic and diluted	$(0.31)	$0.31
Weighted average units outstanding - basic and diluted	18,234	18,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Three Months Ended March 31, 2008
(in thousands)

	Partners’ Capital

	Limited Partners					Accumulated
						Other
	Common		Subordinated		General	Comprehensive
	Units	$	Units	$	Partner	Loss	Total

Balance at December 31, 2007	11,341	$157,683	6,900	$(18,936)	$516	$(8,230)	$131,033
Net loss	—	(3,519)	—	(2,143)	(116)	—	(5,778)
Amortization of deferred equity compensation	—	37	—	—	—	—	37
Fair market value adjustment for derivatives	—	—	—	—	—	(8,703)	(8,703)
Cash distributions	—	(5,100)	—	—	—	—	(5,100)

Balance at March 31, 2008	11,341	$149,101	6,900	$(21,079)	$400	$(16,933)	$111,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended

	March 31,

	2008	2007

Cash flows from operating activities
Net (loss) income	$(5,778)	$5,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	10,968	9,452
Impairment of construction-in-progress	5,720	—
Loss on sale of surplus equipment	67	—
Equity compensation	37	—
(Benefit) provision for accounts receivable	(90)	89
Noncontrolling interest in Joint Venture loss	(404)	(11)
Net gain on derivative financial instruments	(442)	—
Deferred income taxes	192	(314)
Capitalized drydock costs	(1,965)	(4,664)
Changes in assets and liabilities:
Accounts receivable	1,162	(2,199)
Prepaid expenses and other current assets	1,178	(338)
Other assets	(1)	(136)
Accounts payable	(1,182)	3,772
Deferred revenue	(1,193)	(38)
Accrued expenses and other liabilities	(4,762)	(2,924)

Net cash provided by operating activities	3,507	8,438

Cash flows from investing activities
Change in restricted cash and equivalents, net	39,000	5,715
Sale of surplus equipment	138	—
Construction of vessels and equipment	(82,183)	(25,260)
Purchase of interest rate cap	—	(1,924)
Payments to Hess, net	—	(447)

Net cash used in investing activities	(43,045)	(21,916)

Cash flows from financing activities
Proceeds from borrowings	—	18,000
Proceeds from Joint Venture revolver borrowings	29,895	1,982
Contribution by noncontrolling interest equity investors in Joint Venture	17,936	2,344
Repayment of debt	(775)	(685)
Distributions to partners	(5,100)	(8,373)

Net cash provided by financing activities	41,956	13,268

Net increase (decrease) in cash and cash equivalents	2,418	(210)
Cash and cash equivalents at beginning of period	21,604	2,686

Cash and cash equivalents at end of period	$24,022	$2,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1. Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”).  The Partnership’s first ATB, the ATB Freeport, was delivered in June 2007 and entered service in July 2007. Additionally, the Partnership has contracted to construct four additional ATBs which are scheduled for delivery in August 2008, November 2008, August 2009 and December 2010, although the Partnership has the option to cancel the last ATB prior to June 30, 2008. Based on current market conditions, the Partnership currently expects to exercise its option to cancel the last ATB in June 2008. See Note 6 for additional discussion on the option to cancel.

          The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. Recently, to improve utilization of the ITB fleet, the Partnership has entered into contracts to transport grain to Africa. These transactions are not subject to the provisions of the Jones Act, but U.S Flag vessels are given preference for these voyages.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers.  General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (“Products Investor” or the “Joint Venture”), to finance the construction of the first five tankers. The Partnership manages and owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes. Accordingly, the debt of the Joint Venture is presented in the Partnership’s consolidated financial statements, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $42,129 has already been made and the remaining $27,871 is in escrow.

          In the opinion of management, these financial statements reflect all adjustments necessary, consisting of normal recurring entries, for a fair statement of the financial results of such interim periods in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.  These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2. Liquidity

          The Partnership did not declare a distribution on its subordinated units and general partner units with respect to the quarters ended March 31, 2008 or December 31, 2007. It was previously anticipated that the ITBs would operate primarily in the spot market in 2008, increasing the volatility of the Partnership’s revenues and working capital requirements, and decreasing the predictability of its cash flows. However, in late March and early April 2008, market conditions in the spot market deteriorated significantly due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating the Partnership’s vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Additionally, one of the Partnership’s customers terminated a charter of an ITB earlier than had been expected, and this ITB entered the spot market. Due to these market shifts, the ITBs have recently incurred idle periods greater than, and charter rates below, the Partnership’s previous expectations.

Additionally, the Partnership has observed modest decreased demand for the domestic coastwise transportation of chemical products served by its chemical transporting vessels, which the Partnership believes is primarily due to its customers working off inventory levels due to the decline in economic activity. As a result, the Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions and, unless there is a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in the Partnership’s chemical business, and/or an amendment to the Partnership’s financial covenants, it is possible that the Partnership will fall out of compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its Third Amended and Restated Credit Facility (“Senior Credit Facility”) measured at the end of the second quarter of 2008 and likely that the Partnership will fall out of compliance with these same covenants measured at the end of the third quarter of 2008, although the Partnership expects to generate sufficient cash to make interest payments and scheduled principal payments on its debt. The Partnership is currently in compliance with all its financial covenants as of the end of the first quarter of 2008.

          Upon the occurrence of a covenant breach, the Partnership will be unable to make distributions on its common units until it has cured such breach (although any unpaid distributions will accrue). In addition, a breach of the Partnership’s loan covenants would give the lenders under the Senior Credit Facility the right to demand immediate payment of the Partnership’s loans under the Senior Credit Facility and cause cross defaults under the Partnership’s other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, the Partnership would not have the financial resources to repay immediately in full all outstanding borrowings under its various debt agreements. As such, the Partnership would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility.

          The Partnership has retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist it in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen the financial resources of the Partnership.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that the debt is not accelerated, the Partnership believes that it will have sufficient liquidity to meet ongoing operations for the remainder of 2008 and into the first half of 2009. The Partnership’s lenders’ right to demand immediate payment of the Partnership’s outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about the Partnership’s ability to repay this indebtedness immediately and accordingly in such circumstances to continue as a going concern, leads to the need to successfully renegotiate its existing, or secure alternative, financing arrangements. To mitigate this risk, the Partnership is pursuing strategic alternatives to avoid default, including obtaining amendments to, or waivers of compliance with, certain of its financial ratio covenants, obtaining new equity or selling the business. Although there can be no assurance, the Partnership believes it will be successful in doing so. The successful consummation of any one or more of these alternatives on terms acceptable to the Partnership or a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in the Partnership’s chemical business would make the likelihood of defaulting under these covenants remote.

3. New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. See Note 11 for additional discussion on fair value measurements. The Partnership is currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on the Partnership’s financial statements.

          In February 2007, the FASB issued FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FAS Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Partnership has not elected fair value treatment for any financial instruments as of March 31, 2008.

          In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. This pronouncement will impact the Partnership’s financial statement presentation for the 60% noncontrolling interest of the Partnership’s Joint Venture.

          In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  FAS 141(R) amends FAS 109 “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).  Early adoption is not allowed. The Partnership will evaluate the impact of this pronouncement on any future acquisitions.

          In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Partnership is evaluating the impact of this pronouncement.

          In March 2008, the FASB issued FAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” (“FAS 161”). FAS 161 expands the current disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the Partnership will adopt FAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the Partnership’s financial statements as it is disclosure-only in nature.

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

          The units used for basic net income per unit and diluted net income per unit are reconciled below (in thousands):

	For the Three Months Ended March 31,

	2008	2007

Weighted average units outstanding for basic net income per unit	18,234	18,234

Dilutive effect of restricted units	—	—

Weighted average units outstanding for dilutive net income per unit	18,234	18,234

          Excluded from the calculation of dilutive net income per unit for the three months ended March 31, 2008 are 6,405 restricted units that, if included, would have an anti-dilutive effect.

5. Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of March 31, 2008 and December 31, 2007, the ATB Escrow balance was $58,411 and $85,453, respectively, and the Joint Venture Escrow balance was $27,871 and $39,829, respectively. Additionally, amounts drawn on the ATB Escrow account for items expected to be paid in the second quarter of 2008 were $21,105, and are included in cash and equivalents on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2008 as they were no longer legally restricted as to use at March 31, 2008. Similar amounts included in cash and equivalents totaled $13,369 at December 31, 2007. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents, with the remainder classified as noncurrent restricted cash and equivalents.

6. Vessels and Equipment

          Vessels and equipment consist of the following:

	March 31, 2008	December 31, 2007

Vessels	$348,314	$348,368
Office furniture, equipment and other	448	448

	348,762	348,816
Less: Accumulated depreciation	112,831	106,810

	235,931	242,006
Construction in progress-ATB’s	130,665	111,321
Construction in progress-tankers	157,651	101,141
Capitalized drydock expenditures, net of amortization of $26,656 and $22,172	30,468	34,996

Total vessels and equipment, net	$554,715	$489,464

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

          Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years. To date, the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. If the ITBs are permitted to continue in the UWILD Program, the Partnership will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and all of the newbuild ATBs and product tankers qualify for the UWILD Program.

          The ITB Baltimore sustained damages during Hurricane Dean while in the shipyard after completing its drydocking in mid-2007. Costs to repair the ITB Baltimore are substantially covered by insurance, with the exception of the insurance policy deductible of $125, which is the total loss previously recognized due to the damage sustained by the ITB Baltimore. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. At March 31, 2008 and December 31, 2007, the Partnership has recognized approximately $816 and $745 as a receivable for the insurance proceeds based upon the estimated repair costs, respectively. There were no drydocks in progress at March 31, 2008 or December 31, 2007. Capitalized drydock expenditures of $571 and $2,433 were accrued at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008, the Partnership reduced previously recorded estimates of drydock costs by $147.

          Depreciation of vessels and equipment for the three months ended March 31, 2008 and March 31, 2007 was $6,020 and $5,591, respectively. Amortization of drydocking expenditures was $4,484 and $3,457 for the three months ended March 31, 2008 and March 31, 2007, respectively.

          At March 31, 2008 and December 31, 2007, “Construction in progress-ATBs” includes capitalized interest of $9,994 and $7,793, respectively, and accrued invoices of $3,593 and $1,237, respectively. At March 31, 2008 and December 31, 2007, “Construction in progress-tankers” of the Joint Venture includes capitalized interest of $13,769 and $11,266, respectively, and accrued liabilities of $11,974 and $15,589, respectively.

          The Partnership has entered into contracts to construct four additional ATB units. In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, the Partnership has the option to cancel the fourth barge prior to June 30, 2008 (the “Cancellation Option”). In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. This tug, if constructed, will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of March 31, 2008 relating to the first three ATB units is $9,994. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit to be completed in August 2009. As of March 31, 2008, the Partnership made payments totaling $120,671 related to the first three newbuilds and had in escrow approximately $58,411, plus $21,105 of funds drawn from the escrow account in anticipation of payments due in the second quarter of 2008. These escrowed amounts and funds drawn represent the estimated cost to substantially complete construction of the first three ATBs under construction at MMG and Eastern.

          During the quarter ended March 31, 2008, the Partnership has determined that the fourth ATB unit referenced above is impaired. While the Partnership has obtained financing for construction of the first three ATB units, it has not obtained financing for the fourth ATB unit. Based on current market conditions, the Partnership expects to exercise the Cancellation Option for the fourth barge in June 2008, and it does not expect to exercise its option to construct the fourth tug, although it continues to pursue charters for the operation of, and financing for the construction of, the vessel. Accordingly, the Partnership has assessed the fair value of the construction in progress of the fourth ATB unit at zero, resulting in a non-cash impairment charge of $5,720 which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment, and $495 of capitalized interest costs. In addition, the Partnership may be required to make additional payments for certain owner furnished equipment if they exercise the Cancellation Option, but would have no further financial obligations with regard to either the tug or the barge.

          On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for the Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the second quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. Because Product Carriers and the Joint Venture have declined NASSCO’s request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, the Partnership believes any such use of additional capacity should not materially affect the delivery dates of vessels six through nine.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. In the current period, the Partnership has not recorded any charges as a result of changes in the carrying value of any of the Partnership’s vessels.

7. Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings. On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility, for which it paid an amendment fee of $158. This fee is being amortized over the remaining term of the loan. For the three months ended March 31, 2008 and March 31, 2007, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $464 and $404, respectively, were amortized and included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, and a portion is included in construction in progress-ATBs as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs.

For the three months ended March 31, 2008 and March 31, 2007 deferred financing costs of $627 and $620, respectively, were amortized and included in construction in progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers.

8. Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Construction of vessels	$12,142	$16,977
Interest	2,022	5,218
Insurance claims	2,076	2,520
Accrued fuel charges	1,542	2,080
Taxes payable	1,364	1,947
Other	2,393	2,583

	$21,539	$31,325

9. Debt

          The Partnership’s outstanding debt consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (6.2% at March 31, 2008 and 8.3% at December 31, 2007)	$305,022	$305,797
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at LIBOR plus 3.5% (6.2% at March 31, 2008 and 8.3% at December 31, 2007)	13,000	13,000
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (7.3% at March 31, 2008 and 9.3% December 31, 2007)	71,125	41,230

Total	489,147	460,027
Less: Current portion of long-term debt	3,100	3,100

Long-term debt	$486,047	$456,927

          Capitalized interest for the three months ended March 31, 2008 and March 31, 2007 was $5,249 and $4,500, respectively.

          The Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions and, unless there is a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in the Partnership’s chemical business, and/or an amendment to the Partnership’s financial covenants, it is possible that the Partnership will fall out of compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its Senior Credit Facility measured at the end of the second quarter of 2008 and likely that the Partnership will fall out of compliance with these same covenants measured at the end of the third quarter of 2008, although the Partnership expects to generate sufficient cash to make interest payments and scheduled principal payments on its debt. The Partnership is currently in compliance with all its financial covenants as of the end of the first quarter of 2008. See Note 2 for additional discussion.

10. Taxes

          In January 2008, the Partnership made an election to treat one of its subsidiaries, USCS Sea Venture LLC, as a corporation for tax purposes effective January 2, 2008. The tax basis of the assets of this entity differed from the book basis at the time of the election, resulting in the recognition of a deferred tax asset and related tax benefit of $1,114 in the current period, which is net of a $202 reserve recorded as part of the $1,113 valuation allowance discussed below.

          In February 2008, the Partnership made an election to treat one of its subsidiaries, ITB Philadelphia LLC, as a corporation for tax purposes effective December 10, 2007. The tax basis of the assets of this entity differed from the book basis at the time of the election, resulting in the recognition of a deferred tax liability and related tax expense of $1,431 in the current period.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of its subsidiaries taxed as corporations, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that certain deferred tax assets that existed as of March 31, 2008 are not likely to be realized and, accordingly, provided valuation allowances totaling $1,113 for these deferred tax assets. There were no such allowances as of December 31, 2007. At March 31, 2008 and December 31, 2007, the Partnership had net deferred tax assets of $37 and $713, respectively. At March 31, 2008 and December 31, 2007, the Partnership had net deferred tax liabilities of $1,664 and $2,145, respectively.

          At March 31, 2008 and December 31, 2007, the Partnership had $820 and $729 of unrecognized tax benefits, respectively. At March 31, 2008 and December 31, 2007, the Partnership had approximately $106 and $99, respectively, of accrued interest and penalties related to uncertain tax positions. In the three month period ended March 31, 2008 and 2007, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $98 and $140 of unrecognized tax benefits, respectively. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership’s assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

11. Hedging

          Use of Fair Value Measures

          In September 2006, the FASB issued FAS 157 effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude FAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. The Partnership has adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities and the adoption did not have an impact on the Partnership’s financial statements. The Partnership is currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on the Partnership’s financial statements.

          The Partnership endeavors to utilize the best available information in measuring fair value. The Partnership has determined that all of its financial assets and financial liabilities are valued using Level 2 inputs as of March 31, 2008 in the fair value hierarchy described as follows:

Valuation Hierarchy

          FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

          Level 1 inputs — quoted prices (unadjusted) in active markets for identical assets or liabilities.

          Level 2 inputs — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

          Level 3 inputs — unobservable inputs based on the Partnership’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

          The financial assets and liabilities carried at fair value measured via Level 2 inputs on a recurring basis as of March 31, 2008 include:

•	Foreign currency forward contracts with a fair market asset value of $1,506.

•	An interest rate cap with a fair market asset value of $1,686.

•	An interest rate swap with a fair market liability value of $11,360.

•	An interest rate swap with a fair market liability value of $7,230.

Valuation Techniques

          The fair value of the foreign currency forward contracts is based on dealer quotes of market forward rates and reflects the amount the Partnership would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

          The fair value of the interest rate cap is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates.

          The fair value of the interest rate swaps is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates.

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $11,360 at March 31, 2008 and a loss of $6,643 at December 31, 2007 and is reflected in other comprehensive income in the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a loss of $7,230 at March 31, 2008 and a loss of $3,449 at December 31, 2007, and is reflected in other comprehensive income in the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. The fair market value of the foreign currency forward contracts at March 31, 2008 and December 31, 2007 was a gain of $1,506 and $955, respectively. These contracts were originally designated as cash flow hedges, and through February 2008 the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of this owner-furnished equipment six months ahead of the original forecasted expenditure date. Accordingly, changes in fair value of the contract related to this expenditure subsequent to the date of the March payment, totaling a gain of $23, are included in earnings, since the forecasted hedging relationship no longer exists. In addition, two of the forecasted payments were contractually extended, rendering the contracts designated as cash flow hedges of these forecasted payments ineffective. Accordingly, the full fair value of these contracts, totaling a gain of $683, was recognized in earnings. Of the total fair value of foreign exchange gains of $1,506 at March 31, 2008, $800 was recorded in other comprehensive income at March 31, 2008, and $706 was recorded in earnings for the three month period ended March 31, 2008. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at March 31, 2008 and December 31, 2007 was a receivable of $1,686 and $1,950, respectively, and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets. A decrease in the fair value of the instrument of $264 for the three months ended March 31, 2008 is recorded as a loss on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

12. Partners’ Capital

          The Partnership’s general partner has a 2% general partner interest and certain incentive distribution rights in the Partnership. Incentive distribution rights represent the right to receive an increasing percentage of cash distributions after the minimum quarterly distribution, any cumulative arrearages on common units, and certain target distribution levels, have been achieved. The Partnership is required to distribute all of its available cash from basic surplus, as defined in the Partnership agreement. The target distribution levels entitle the general partner to receive 15% of quarterly cash distributions in excess of $0.50 per unit until all unitholders have received $0.575 per unit, 25% of quarterly cash distributions in excess of $0.575 per unit until all unitholders have received $0.70 per unit, and 50% of quarterly cash distributions in excess of $0.70 per unit.

          Distributions

          On February 7, 2008, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution as it relates to the fourth quarter of 2007 of $0.45 per common unit. The distribution was paid on all common units on February 15, 2008 to all common unitholders of record on February 12, 2008. The aggregate amount of the distribution was $5,100. In February 2008, the Partnership did not declare or pay a distribution on the subordinated or general partners units. United States Shipping Master LLC (“Shipping Master”), the holder of the Partnership’s subordinated units and general partner units, requested that the Partnership not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase the reserves available for payment of future distributions on its common units; for the completion of its capital construction program; and to strengthen coverage with respect to the Partnership’s financial covenants under its credit facility in future periods.

          Restricted Units / Deferred Equity Compensation

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units. Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008. The value of the restricted units as determined on the date of issuance was $151, which has been fully recognized in earnings as of March 31, 2008.

13. Related Party Transactions

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $14,523 and $12,708, for the three months ended March 31, 2008 and March 31, 2007, respectively.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman and Chief Executive Officer of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the three months ended March 31, 2008 and 2007, the Partnership paid $107 and $102, respectively in connection with the lease and received $80 and $77, respectively, from its related parties.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture. For the three months ended March 31, 2008 and 2007, the Partnership recorded $334 and $17, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. For the three months ended March 31, 2008 Product Manager recognized $334 in fees for these site supervision activities, which were eliminated in consolidation.

          The Blackstone Group and Affiliates

          As a result of the formation the Joint Venture, the Partnership considers the third party investors in the Joint Venture led by affiliates of The Blackstone Group (the “Joint Venture Investors”) to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the three months ended March 31, 2008 and 2007, the Joint Venture has paid interest of $1,738 and $1,202, respectively, to the Joint Venture Investors.

          Director Compensation

          On February 6, 2008, the Board of Directors of the general partner approved the following:

•	That each non-employee director (other than Messrs. Macey and Newhouse) be issued 3,065 common units of the Partnership on April 1, 2008, which units will be fully vested;

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

          Mr. Macey is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Mr. Newhouse is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Shipping Master owns 100% of the Partnership’s general partner and 6,899,968 of the Partnership’s subordinated units.

14. Commitments and Contingencies

          Claims and Litigation

          At March 31, 2008 and December 31, 2007, the Partnership has a liability for total claims exposure, both insured and uninsured, of $2,076 and $2,520, respectively, and a corresponding receivable from the insurance carrier of $3,068 and $2,999, respectively.

          The Partnership is the subject of various claims and lawsuits in the ordinary course of business arising principally from personal injuries, collisions, and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is subject to deductibles with respect to its insurance coverage up to $150 per incident and provides on a current basis for estimated payments thereunder. Legal costs associated with such claims are expensed as incurred.

          ATB Commitments

          The Partnership has entered into contracts to construct four additional ATB units. In 2006, the Partnership entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, the Partnership has the option, exercisable at any time prior to June 30, 2008, to cancel the last barge. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. This tug, if constructed, will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of March 31, 2008 relating to the first three ATB units is $9,994. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit to be completed in August 2009. As of March 31, 2008, the Partnership made payments totaling $120,671 related to the first three newbuilds and had in escrow approximately $58,411, plus $21,105 of funds drawn from the escrow account in anticipation of payments due in the second quarter of 2008. These escrowed amounts and funds drawn represent the estimated cost to substantially complete construction of the first three ATBs under construction at MMG and Eastern.

          During the quarter ended March 31, 2008, the Partnership has determined that the fourth ATB unit referenced above is impaired. While the Partnership has obtained financing for construction of the first three ATB units, it has not obtained financing for the fourth ATB unit. Based on current market conditions, the Partnership expects to exercise the Cancellation Option for the fourth barge in June 2008, and it does not expect to exercise its option to construct the fourth tug, although it continues to pursue charters for the operation of, and financing for the construction of, the vessel. Accordingly, the Partnership has assessed the fair value of the construction in progress of the fourth ATB unit at zero. In addition, the Partnership may be required to make additional payments for certain owner furnished equipment if they exercise the Cancellation Option, but would have no further financial obligations with regard to either the tug or the barge.

          Joint Venture Commitments

          On August 7, 2006 the Partnership entered into the Joint Venture to finance the construction of the first five petroleum tankers. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $42,129 was paid through March 31, 2008. The Partnership’s remaining commitment of $27,871 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the tankers.

          Tanker Commitments

          The Partnership, through its subsidiary, Product Carriers, entered into a contract with NASSCO for the construction of nine 49,000 dwt double-hulled tankers. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          Hess Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates were less than the agreed charter rate. However, in the event that the charter rates the Partnership received on the ITBs were in excess of the Hess support rate, then the Partnership was obligated to pay such excess amounts to Hess until the Partnership had repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership was obligated to share 50% of any additional excess amount with Hess. The differences resulting from these rates were calculated on a monthly basis and subject to a final “true-up” following expiration of the support agreement, which “true-up” is currently ongoing. The net amounts received or paid by the Partnership were considered contingent purchase price during the term of the Support Agreement. At the conclusion of the Support Agreement in September 2007, the net amount received was treated as a purchase price adjustment to the six ITBs acquired by the Partnership from Hess in September 2002.

          The cumulative net amount that was recorded as a reduction in the purchase price of the six ITBs was $8,568 upon the expiration of the Support Agreement in September 2007.

15. Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. (the “Parent”) and U.S. Shipping Finance Corp. (“Subsidiary Issuer,” together with the Parent, the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Notes”)), the Partnership’s subsidiary guarantors of such Notes and the Partnership’s subsidiary non-guarantors of such Notes comprised of Product Carriers and the Joint Venture and its subsidiaries. All of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries, guarantee the Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

          The Partnership’s Joint Venture and its subsidiaries, are contractually restricted from distributing assets to the Partnership entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of March 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$24,017	$5	$—	$24,022
Current portion of restricted cash and equivalents	—	—	79,093	—	—	79,093
Accounts receivable, net	—	—	11,053	—	—	11,053
Prepaid expenses and other current assets	—	—	8,586	114	—	8,700

Total current assets	—	—	122,749	119	—	122,868
Investment in subsidiaries, net	254,216	—	—	—	(254,216)	—
Intercompany receivable	283,258	73,465	—	—	(356,723)	—
Restricted cash and equivalents, net of current portion	—	—	7,189	—	—	7,189
Vessels and equipment, net	—	—	397,064	157,651	—	554,715
Deferred financing costs, net	9,123	3,951	—	8,805	(3,951)	17,928
Other assets	1,505	—	1,266	1,686	—	4,457

Total assets	$548,102	$77,416	$528,268	$168,261	$(614,890)	$707,157

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$—	$—	$—	$—	$3,100
Accounts payable	—	—	10,221	—	—	10,221
Due to affiliates	—	—	2,508	217	—	2,725
Deferred revenue	—	—	—	—	—	—
Accrued expenses and other liabilities	—	—	9,143	12,396	—	21,539

Total current liabilities	3,100	—	21,872	12,613	—	37,585
Intercompany payable	—	—	283,258	—	(283,258)	—
Long-term debt, net of current portion	414,923	100,000	—	71,124	(100,000)	486,047
Advances from Hess, net	—	—	—	—	—	—
Deferred income taxes	—	—	1,664	—	—	1,664
Other liabilities	18,590	—	926	—	—	19,516

Total liabilities	436,613	100,000	307,720	83,737	(383,258)	544,812

Noncontrolling interest in Joint Venture	—	—	—	50,856	—	50,856

Commitments and contingencies

Partners’ Capital
Partners’ capital	128,422	(22,584)	220,548	33,668	(231,632)	128,422
Deferred equity compensation	—	—	—	—	—	—
Accumulated other comprehensive loss	(16,933)	—	—	—	—	(16,933)

Total partners’ capital	111,489	(22,584)	220,548	33,668	(231,632)	111,489

Total liabilities and partners’ capital	$548,102	$77,416	$528,268	$168,261	$(614,890)	$707,157

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of December 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$21,596	$8	$—	$21,604
Current portion of restricted cash and equivalents	—	—	113,960	—	—	113,960
Accounts receivable, net	—	—	11,934	—	—	11,934
Prepaid expenses and other current assets	—	—	10,489	194	—	10,683

Total current assets	—	—	157,979	202	—	158,181
Investment in subsidiaries, net	245,914	—	—	—	(245,914)	—
Intercompany receivable	303,466	76,715	—	—	(380,181)	—
Restricted cash and equivalents, net of current portion	—	—	11,322	—	—	11,322
Vessels and equipment, net	—	—	388,324	101,140	—	489,464
Deferred financing costs, net	9,587	4,108	—	9,432	(4,108)	19,019
Other assets	955	—	2,137	1,950	—	5,042

Total assets	$559,922	$80,823	$559,762	$112,724	$(630,203)	$683,028

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$—	$—	$—	$—	$3,100
Accounts payable	—	—	9,668	—	—	9,668
Due to affiliates	—	—	3,197	196	—	3,393
Deferred revenue	—	—	1,193	—	—	1,193
Accrued expenses and other liabilities	—	—	15,359	15,966	—	31,325

Total current liabilities	3,100	—	29,417	16,162	—	48,679
Intercompany payable	—	—	303,466	—	(303,466)	—
Long-term debt, net of current portion	415,697	100,000	—	41,230	(100,000)	456,927
Deferred income taxes	—	—	2,145	—	—	2,145
Other liabilities	10,092	—	828	—	—	10,920

Total liabilities	428,889	100,000	335,856	57,392	(403,466)	518,671

Noncontrolling interest in Joint Venture	—	—	—	33,324	—	33,324

Commitments and contingencies

Partners’ Capital
Partners’ capital	139,263	(19,177)	223,906	22,008	(226,737)	139,263
Accumulated other comprehensive loss	(8,230)	—	—	—	—	(8,230)

Total partners’ capital	131,033	(19,177)	223,906	22,008	(226,737)	131,033

Total liabilities and partners’ capital	$559,922	$80,823	$559,762	$112,724	$(630,203)	$683,028

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended March 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$51,504	$—	$—	$51,504

Operating expenses
Vessel operating expenses	—	—	17,021	—	—	17,021
Voyage expenses	—	—	13,679	—	—	13,679
General and administrative expenses	37	—	3,519	438	—	3,994
Depreciation and amortization	—	—	10,504	—	—	10,504
Other expense	—	—	5,787	—	—	5,787

Total operating expenses, net	37	—	50,510	438	—	50,985

Operating (loss) income	(37)	—	994	(438)	—	519
Interest expense	7,891	3,407	—	—	(3,407)	7,891
Interest income	—	—	(1,040)	—	—	(1,040)
Net (gains) losses on derivative financial instruments	(706)	—	—	264	—	(442)

(Loss) income before income taxes and noncontrolling interest	(7,222)	(3,407)	2,034	(702)	3,407	(5,890)
Provision for income taxes	—	—	292	—	—	292

(Loss) income before noncontrolling interest	(7,222)	(3,407)	1,742	(702)	3,407	(6,182)
Equity in earnings of unconsolidated subsidiaries	1,444	—	—	—	(1,444)	—
Noncontrolling interest in Joint Venture losses	—	—	—	404	—	404

Net (loss) income	$(5,778)	$(3,407)	$1,742	$(298)	$1,963	$(5,778)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended March 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non-Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$42,082	$—	$—	$42,082

Operating expenses
Vessel operating expenses	—	—	14,918	—	—	14,918
Voyage expenses	—	—	7,437	—	—	7,437
General and administrative expenses	—	—	3,707	58	—	3,765
Depreciation and amortization	—	—	9,048	—	—	9,048
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	—	—	31,624	58	—	31,682

Operating income (loss)	—	—	10,458	(58)	—	10,400
Interest expense	6,917	3,416	—	—	(3,416)	6,917
Interest income	—	—	(2,672)	(3)	—	(2,675)

(Loss) income before income taxes and noncontrolling interest	(6,917)	(3,416)	13,130	(55)	3,416	6,158
Provision for income taxes	—	—	420	—	—	420

(Loss) income before noncontrolling interest	(6,917)	(3,416)	12,710	(55)	3,416	5,738
Equity in earnings of unconsolidated subsidiaries	12,666	—	—	—	(12,666)	—
Noncontrolling interest in Joint Venture losses	—	—	—	11	—	11

Net income (loss)	$5,749	$(3,416)	$12,710	$(44)	$(9,250)	$5,749

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(5,778)	$(3,407)	$1,742	$(298)	$1,963	$(5,778)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	464	157	10,504	—	(157)	10,968
Impairment of construction-in-progress	—	—	5,720	—	—	5,720
Loss on sale of surplus equipment	—	—	67	—	—	67
Equity compensation	37	—	—	—	—	37
(Benefit) for accounts receivable	—	—	(90)	—	—	(90)
Noncontrolling interest in Joint Venture loss	—	—	—	(404)	—	(404)
Gain (loss) on derivative financial instruments	(706)	—	—	264	—	(442)
Deferred income taxes	—	—	192	—	—	192
Capitalized drydock costs	—	—	(1,965)	—	—	(1,965)
Equity in earnings of unconsolidated subsidiaries	(1,444)	—	—	—	1,444	—
Changes in assets and liabilities:
Accounts receivable	—	—	1,162	—	—	1,162
Prepaid expenses and other current assets	—	—	1178	—	—	1178
Other assets	—	—	(1)	—	—	(1)
Accounts payable	—	—	(1,182)	—	—	(1,182)
Deferred revenue	—	—	(1,193)	—	—	(1,193)
Accrued expenses and other liabilities	—	—	(4,897)	135	—	(4,762)

Net cash (used in) provided by operating activities	(7,427)	(3,250)	11,237	(303)	3,250	3,507

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	39,000	—	—	39,000
Sale of surplus equipment	—	—	138	—	—	138
Construction of vessels and equipment	—	—	(22,693)	(59,490)	—	(82,183)

Net cash provided by (used in) investing activities	—	—	16,445	(59,490)	—	(43,045)

Cash flows from financing activities
Proceeds from Joint Venture revolver borrowings	—	—	—	29,895	—	29,895
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	29,895	(11,959)	17,936
Repayment of debt	(775)	—	—	—	—	(775)
Intercompany receivable / payable	13,302	3,250	(25,261)	—	8,709	—
Distributions to partners	(5,100)	—	—	—	—	(5,100)

Net cash provided by (used in) financing activities	$7,427	$3,250	$(25,261)	$59,790	$(3,250)	$41,956

Net increase (decrease) in cash and cash equivalents	—	—	2,421	(3)	—	2,418
Cash and cash equivalents at beginning of period	—	—	21,596	8	—	21,604

Cash and cash equivalents at end of period	$—	$—	$24,017	$5	$—	$24,022

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$5,749	$(3,416)	$12,710	$(44)	$(9,250)	$5,749
Adjustments to reconcile net income (loss) to net cash (used in)provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	404	166	9,048	—	(166)	9,452
Deferred income taxes	—	—	(314)	—	—	(314)
Capitalized drydock costs	—	—	(4,664)	—	—	(4,664)
Equity in earnings of unconsolidated subsidiaries	(12,666)	—	—	—	12,666	—
Noncontrolling interest in Joint Venture loss	—	—	—	(11)	—	(11)
Provision for accounts receivable	—	—	89	—	—	89
Changes in assets and liabilities
Accounts receivable	—	—	(2,199)	—	—	(2,199)
Prepaid expenses and other current assets	—	—	(338)	—	—	(338)
Other assets	—	—	(136)	—	—	(136)
Accounts payable	—	—	3,772	—	—	3,772
Deferred revenue	—	—	(38)	—	—	(38)
Accrued expenses and other liabilities	—	—	(2,877)	(47)	—	(2,924)

Net cash (used in) provided by operating activities	(6,513)	(3,250)	15,053	(102)	3,250	8,438

Cash flows from investing activities
Construction of vessels and equipment	—	—	(21,401)	(3,859)	—	(25,260)
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Change in restricted cash and equivalents, net	—	—	5,715	—	—	5,715
Payments to Hess, net	—	—	(447)	—	—	(447)

Net cash used in investing activities	—	—	(16,133)	(5,783)	—	(21,916)

Cash flows from financing activities
Proceeds from borrowings	18,000	—	—	—	—	18,000
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	3,906	(1,562)	2,344
Proceeds from Joint Venture revolver borrowings	—	—	—	1,982	—	1,982
Repayment of debt	(685)	—	—	—	—	(685)
Intercompany receivable/payable	(2,429)	3,250	867	—	(1,688)	—
Distributions to partners	(8,373)	—	—	—	—	(8,373)

Net cash provided by financing activities	6,513	3,250	867	5,888	(3,250)	13,268

Net (decrease) increase in cash and cash equivalents	—	—	(213)	3	—	(210)
Cash and cash equivalents at beginning of period	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of period	$—	$—	$2,473	$3	$—	$2,476

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

    16. Subsequent Events

          Distributions

          On May 12, 2008, the Board of Directors of the general partner declared and the Partnership announced its regular cash distribution as it relates to the first quarter of 2008 of $0.45 per common unit, but did not declare a distribution on its subordinated units and general partner units for the first quarter. The distribution will be paid on all common units on May 21, 2008 to all common unitholders of record on May 16, 2008. The aggregate amount of the distribution will be $5,109

          Director units

          On April 1, 2008, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 3,065 fully vested common units under the Long-Term Incentive Plan for a total grant of 12,260 units.

          Change in Ownership Status of Certain Subsidiaries

          In May 2008, the Partnership contributed the ownership interests of three of its subsidiaries, ITB Jacksonville LLC, ITB Groton LLC and ITB New York LLC, from a non-corporate parent company to a corporate parent company. The Partnership is currently evaluating the impact this will have on its financial statements in the second quarter of 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. We do not assume ownership of any of the products that we transport on our vessels. Our existing fleet consists of eleven tank vessels: six integrated tug barge units (“ITBs”); one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and one articulated tug barge unit (“ATB”) that entered service in July 2007. We have embarked upon a capital construction program to build additional ATBs and, through a joint venture, additional tank vessels that upon completion will result in our having one of the most modern fleets in service. Our primary customers are major oil and chemical companies.

Significant Challenges of Our Changing Business Model

          Our business model is changing in the near term. Upon our formation, the six ITBs transported petroleum products under long-term charters with major petroleum companies. Our level of revenues and the types of product that we transported were predictable. However, as a result of the expiration of the Hess support agreement, which provided us with specified minimum charter rates for our ITBs, combined with the desire of customers for new vessels and the newbuilding programs, which has resulted in the supply of Jones Act vessels able to transport petroleum products not decreasing as we had expected, we anticipate that our ITBs will operate more in the spot market, which has become more competitive, than the term charter market. Accordingly, our revenues will be less predictable and due to the increasing importance of our specialty chemical transportation business and our desire to keep our vessels operating more of our revenues may be derived from the transportation of products that are not petroleum based. Our earnings are generally not subject to tax, as long as 90% or more of our revenues are derived from the transportation of petroleum based products, among other conditions. Our increasing percentage of revenue derived from the transportation of non petroleum based products has caused us to operate more of our vessels from corporate entities, which are subject to entity level taxation. This increases our tax burden, and requires us to closely monitor the level of non petroleum based earnings in our non corporate entities for compliance with the aforementioned 90% rule. We are actively seeking measures to optimize our capital structure and our legal entity structure to cope with this changing business model.

          Since our ITBs were under time charters in prior years, we did not require substantial operations to manage the day-to-day logistical and chartering aspects of the business. Subsequent to the acquisition of the ITBs, we began to acquire vessels that transported non petroleum products, including the Chemical Pioneer, the Charleston, the Sea Venture and the ATB Freeport. These parcel tankers and barges differ from our ITBs in that they carry smaller lots, and are designed to carry multiple products simultaneously. We have contracts of affreightment from chemical customers that historically accounted for the capacity of these vessels. These contracts of affreightment allow us the flexibility to employ our vessels as we see fit, and accordingly, we manage the logistical requirements of these vessels collectively. Additionally, our ITBs are expected to operate predominately in the spot market prospectively, occasionally carrying non petroleum products, until their OPA 90 phase-out date, as most petroleum customers prefer to contract new double-hulled vessels under long-term charters. This combination of our ITBs in the spot market, and the logistical aspects of managing our chemical contracts, has placed an additional operating burden on us. Our ability to effectively manage our changing operations is critical to our future success.

Liquidity

          We did not declare a distribution on our subordinated units and general partner units with respect to the quarters ended March 31, 2008 or December 31, 2007. It was previously anticipated that our ITBs would operate primarily in the spot market in 2008, increasing the volatility of our revenues and working capital requirements, and decreasing the predictability of our cash flows. However, in late March and early April 2008, market conditions in the spot market deteriorated significantly due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Additionally, one of our customers terminated a charter of an ITB earlier than had been expected, and this ITB entered the spot market. Due to these market shifts, the ITBs have recently incurred idle periods greater than, and charter rates below, our previous expectations. Additionally, we have observed modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe is primarily due to our customers working off inventory levels due to the decline in economic activity.

As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions and, unless there is a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in our chemical business, and/or an amendment to our financial covenants, it is possible that we will fall out of compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under our Third Amended and Restated Credit Facility (“Senior Credit Facility”) measured at the end of the second quarter of 2008 and likely that we will fall out of compliance with these same covenants measured at the end of the third quarter of 2008, although we expect to generate sufficient cash to make interest payments and scheduled principal payments on its debt. We are currently in compliance with all of our financial covenants as of the end of the first quarter of 2008.

          Upon the occurrence of a covenant breach, we will be unable to make distributions on our common units until we have cured such breach (although any unpaid distributions will accrue). In addition, a breach of our loan covenants would give the lenders under the Senior Credit Facility the right to demand immediate payment of our loans under the Senior Credit Facility and cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility.

          We have retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources.

          Consistent with generally accepted accounting principles, our condensed consolidated financial statements included herein have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that the debt is not accelerated, we believe that we will have sufficient liquidity to meet ongoing operations for the remainder of 2008 and into the first half of 2009. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and accordingly in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. To mitigate this risk, we are pursuing strategic alternatives to avoid default, including obtaining amendments to, or waivers of compliance with, certain of the financial ratio covenants, obtaining new equity or selling the business. Although there can be no assurance, we believe we will be successful in doing so. The successful consummation of any one or more of these alternatives on terms acceptable to us or a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in our chemical business would make the likelihood of defaulting under these covenants remote.

Competitive Advantage

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

Industry Capacity and Utilization

          With the announced newbuilding programs by us and our competitors, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is likely that some of these vessels will be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. As a result, we believe the domestic supply of tank vessels may increase in the near term. This trend could negatively impact our utilization rate for petroleum transporting vessels in the future and, as a result, our levels of qualifying income for tax purposes.

          Any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached these age limits. Accordingly, we expect that our ITBs will continue to derive an increasing percentage of their revenue from operating in the spot market over the next several years. The announced or other newbuilding programs may make the repurposing of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel, and may impact our levels of qualifying income for tax purposes.

Future Growth

          We have entered into contracts to construct four additional ATB units, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth barge prior to June 30, 2008 (the “Cancellation Option”), which we expect to exercise. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit will be completed in August 2009. The funds to substantially complete these three ATBs have been placed in escrow. For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

          We, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. The builder is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers with third party investors led by affiliates of The Blackstone Group (the “Joint Venture Investors”). Our ability to take delivery of these vessels from our Joint Venture will depend on our ability to finance the purchase of these vessels upon their completion. If the vessels remain in the Joint Venture, we will not receive the bulk of the benefits associated with ownership of these vessels.

          For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

Revenue Generating Transactions

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

          The principal difference between contracts of affreightment and consecutive voyage charters is that in contracts of affreightment the customer is obligated to transport a specified minimum amount of product on our vessel during the contract period, while in a consecutive voyage charter the customer is obligated to fill the contracted portion of the vessel with its product every time the vessel calls at its facility during the contract period and, if the customer does not have product ready to ship, it must pay us for idle time and/or deadfreight.

          The table below illustrates the primary distinctions among these types of contracts:

Consecutive
		Contract of	Voyage
	Time Charter	Affreightment	Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Per ton/lump sum
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as	Customer does not	Customer pays if	Customer pays if
	long as vessel is	pay	cargo not ready	cargo not ready
available for
operations

(1)	Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby fuel cost increases are substantially passed on to our customers.

          For the three months ended March 31, 2008 and 2007 we derived approximately 70% and 80%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 30% and 20%, respectively, of our revenue from spot charters. We expect the trend of increasing revenues from spot voyages to continue, as we expect our ITBs to be employed more often in the spot market in the future.

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

o

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and generally amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston; however, if our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over 30 months. We expect that our ITBs will be able to continue participation in the UWILD program.

o

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The ATBs and petroleum tankers being constructed by the Joint Venture also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended March 31,

	2008	2007

Voyage revenue	$51,504	$42,082

Vessel operating expenses	17,021	14,918
% of voyage revenue	33.0%	35.4%
Voyage expenses	13,679	7,437
% of voyage revenue	26.6%	17.7%
General and administrative expenses	3,994	3,765
% of voyage revenue	7.8%	8.9%
Depreciation and amortization	10,504	9,048
Other expenses (income)	5,787	(3,486)

Total operating expenses, net	50,985	31,682

Operating income	519	10,400
% of voyage revenue	1.0%	24.7%
Interest expense	7,891	6,917
Interest income	(1,040)	(2,675)
Net gains on derivative financial instruments	(442)	—

Loss (income) before income taxes and noncontrolling interest	(5,890)	6,158
Provision for income taxes	292	420

(Loss) income before noncontrolling interest	(6,182)	5,738
Noncontrolling interest in Joint Venture losses	404	11

Net (loss) income	$(5,778)	$5,749

Distributions declared per common unit in respect of the period	$0.45	$0.45

Operating Data
Number of vessels	11	10
Total vessel days	1,001	900
Days worked	966	893
Drydocking days	—	—
Net utilization	97%	99%
Average daily time charter equivalent rate	$38,436	$38,796

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

          The three month period ended March 31, 2008 is one day greater than the three month period ended March 31, 2007.

          Voyage Revenue. Voyage revenue was $51.5 million for the three months ended March 31, 2008, an increase of $9.4 million, or 22%, as compared to $42.1 million for the three months ended March 31, 2007. Revenues are affected by several factors, such as the mix of charter types (i.e., time charters, which traditionally have lower charter rates as the customer is responsible for voyage expenses, compared to consecutive voyage charters, contracts of affreightment and spot market charters where, traditionally, charter rates are higher as we are responsible for voyage expenses); the charter rates attainable in the market; fleet utilization (i.e., days worked) and other items such as fuel surcharges. Contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices; however, these surcharges do not protect us fully when the price of fuel increases. These charges generally increase revenue, but only serve to offset the increase in fuel expenses.

          For the quarter ended March 31, 2008, the ATB Freeport, which was placed in service in July 2007, contributed $4.2 million (including $1.0 million in fuel surcharges) to revenues. Fuel surcharges on the remaining fleet increased revenues by $2.4 million. The change in the mix of charter types decreased revenues by approximately $1.7 million (with a corresponding decrease to voyage expenses of approximately $1.5 million) as one of the ITBs on a consecutive voyage charter in 2007 was on a short-term time-charter during the first quarter of 2008. The increase in days worked (due to 2008 being a leap year), increased charter rates and the recording of 100% of the revenue related to our first grain charter, which commenced in December 2007, increased revenues by approximately $4.5 million. On December 14, 2007, the ITB Philadelphia commenced a single voyage to transport grain from the U.S. to Africa for various humanitarian organizations. In addition to transporting the grain to Africa, we were required to bag all of the grain following discharge and transport a portion of the grain, via truck, to points inland. In accordance with our accounting policy related to such voyages, we did not recognize any voyage revenue or voyage expense on this voyage until the grain was delivered to its final destination in February 2008.

          Vessel Operating Expenses. Vessel operating expenses were $17.0 million for the three months ended March 31, 2008, an increase of $2.1 million, or 14%, as compared to $14.9 million for the three months ended March 31, 2007. We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The increase is primarily due to the addition of the ATB Freeport, which increased vessel operating expenses by $1.3 million. Additionally, crew wages and benefits increased by $0.9 million. The increase in crew wages and benefits resulted from new collective bargaining agreements with the unions that cover the crew members and officers of our vessels. These increases were offset by a $0.1 million net decrease in all other vessel operating expenses.

          Voyage Expenses. Voyage expenses were $13.7 million for the three months ended March 31, 2008, an increase of $6.2 million, or 84%, as compared to $7.4 million for the three months ended March 31, 2007. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer are responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, freight rates are higher when we pay voyage expenses. The increase in voyage expenses for the quarter ended March 31, 2008 compared to the same period in 2007 was due to the addition of the ATB Freeport, which contributed $1.5 million in voyage expenses, offset by a reduction in voyage expenses of approximately $1.5 million due to an ITB being on a short-term time charter, and increases in fuel, port, commission and other costs on the remaining fleet of approximately $6.2 million. Of this $6.2 million, increase, approximately $1.8 million related to the reimbursed costs of the grain voyage completed by the ITB Philadelphia during the first quarter of 2008, $3.5 million of this increase related to increased fuel costs for our vessels other than the ATB Freeport (partially offset by the $2.4 million of increased fuel surcharge revenue from those vessels) and $0.9 million of the increase related to all other voyage related expenses. As a percentage of revenue, voyage expenses were 26.6% for the three months ended March 31, 2008 compared to 17.7% for the three months ended March 31, 2007 primarily due to an increase in fuel costs.

          General and Administrative Expenses. General and administrative expenses were $4.0 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. An increase in professional fees, consisting of legal, accounting and consulting fees, of $0.5 million, offset by a decrease in personnel expenses of $0.3 million, were the reasons for the increase of $0.2 million.

          Depreciation and Amortization. Depreciation and amortization was $10.5 million for the three months ended March 31, 2008, an increase of $1.5 million, or 16%, compared to $9.0 million for the three months ended March 31, 2007. The increase is primarily due to additional amortization of drydock expenditures of $1.1 million, principally resulting from drydocks completed in 2007, and $0.8 million attributable to the addition of the ATB Freeport. These increases to depreciation and amortization expense were offset by a decrease of $0.4 million resulting from an adjustment to the values assigned to the vessels in the original purchase of the ITBs due to net payments made to us under the Hess Support Agreement, which under GAAP were considered an adjustment to the original purchase price.

           Other expense (income). Other expense in the three months ended March 31, 2008 reflects an impairment loss of $5.7 million and a loss of $67,000 on the sale of surplus equipment. We previously entered into contracts to construct four additional ATB units similar to the ATB Freeport, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have the option to cancel the fourth ATB unit prior to June 30, 2008. During the quarter ended March 31, 2008, we determined that the fourth ATB unit referenced above is impaired. While we have obtained financing for construction of the first three ATB units, we have not obtained financing for the fourth ATB unit. Based on current market conditions, we expect to exercise the Cancellation Option for the fourth barge in June 2008, and we do not expect to exercise our option to construct the fourth tug, although we continue to pursue charters for the operation of, and financing for the construction of, the vessel. Accordingly, we have assessed the fair value of the construction in progress of the fourth ATB unit at zero, resulting in a non-cash impairment charge of $5.7 million which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, and $0.5 million of capitalized interest costs. For the three months ended March 31, 2007, a $3.5 million contract settlement was paid to us, resulting in other income for the period.

          Interest Expense. Interest expense was $7.9 million for the three months ended March 31, 2008, an increase of $1.0 million, compared to $6.9 million for the three months ended March 31, 2007. The increase is primarily attributable to a higher average outstanding debt balance during the 2008 quarter partially offset by a decrease in interest rates. The average effective interest rate for the quarter ended March 31, 2008 was 9.7% compared to 10.0% for the quarter ended March 31, 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $1.0 million for the three months ended March 31, 2008, a decrease of $1.6 million, compared to $2.6 million for the three months ended March 31, 2007. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease.

          Net Gains on Derivative Financial Instruments. We recorded a gain of $0.7 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. For information on our foreign currency forward contracts, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Additionally, the Joint Venture recorded a loss of $0.3 million in the three months ended March 31, 2008 in connection with the interest rate cap it had entered into in April 2007. For information on this interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” No gains or losses on derivative financial instruments were recorded in the first quarter of 2007.

           Provision for Income Taxes. The provision for income taxes was $0.3 million for the three months ended March 31, 2008, compared to a provision for income taxes of $0.4 million for the three months ended March 31, 2007. The provision recorded in the first quarter of 2008 is primarily due a provision of $0.1 million recorded upon the election to treat the owners of the Sea Venture and ITB Philadelphia as corporations for tax purposes, a provision of $1.1 million recorded to reserve for deferred tax assets created during the period as a result of net operating losses generated and $0.1 million of unrecognized tax benefits recorded during the first quarter of 2008. Offsetting these items were losses at the various corporate subsidiaries generating a tax benefit of $1.0 million. For the comparable period in 2007, only the Chemical Pioneer was owned by a corporate subsidiary subject to federal, state and local income taxes. The provision for income taxes for the three months ended March 31, 2007 was $0.4 million due to pre-tax operating income generated by the corporate owner of the Chemical Pioneer due to increased revenue rates coupled with a reduction in drydock amortization expenses.

          Noncontrolling Interest in Joint Venture. For the three months ended March 31, 2008, we recorded noncontrolling interest in Joint Venture losses of $0.4 million compared to $11,000 for the three months ended March 31, 2007, relating to the 60% of the Joint Venture owned by third parties.

          Net Loss. The net loss for the three months ended March 31, 2008 was $5.8 million, a decrease of $11.5 million, compared to net income of $5.7 million for the three months ended March 31, 2007. The decrease in operating income of $9.9 million (which includes a $5.7 million non-cash impairment charge), increase in interest expense of $1.0 million and decrease in interest income of $1.6 million drove this decrease.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $3.5 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively.

          The decrease in operating cash flows of $4.9 million in the first quarter of 2008 compared to the first quarter of 2007 is the result of the decrease in net income by $11.5 million combined with an increase in net operating assets of $2.9 million. These decreases were partially offset by a reduction in capitalized drydock cost of $2.7 million and non-cash items of $6.8 million.

          No vessels underwent drydockings in the first quarter of 2008 or the first quarter of 2007, however expenditures for drydockings were related to accrued expenses for drydockings that took place in previous periods. Three vessels are scheduled for drydocking in 2008, and three ITBs are scheduled for UWILD surveys. As a result, we are forecasting operating cash flows to be negatively impacted in 2008 as compared to 2007 due to increased drydocking expenditures and reduced revenues due to increased days off-hire as a result of such drydocks and UWILD surveys.

          The change in non-cash items of $6.8 million in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to the $5.7 million impairment of the capitalized costs incurred as of March 31, 2008 for the construction of the fourth ATB in our current ATB newbuild series, an increase in depreciation and amortization of $1.5 million, a decrease in our deferred tax assets of $0.5 million and a loss on the sale of surplus equipment of $0.1 million. These items were partially offset by an increase in net gains on derivative financial instruments of $0.4 million and interest in Joint Venture losses of $0.4 million.

          Increased working capital cash requirements due to overall higher net operating assets were primarily affected by the addition of the ATB Freeport, which drove receivables and other current assets higher compared to March 31, 2007. As we add two additional vessels in 2008 and our ITBs participate more in the spot market, we expect our working capital requirements to increase. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility, and not realized economically until payment is made to us by the customer. Additionally, payment dates are generally at the completion of a voyage, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month.

Investing Cash Flows

          Net cash used in investing activities totaled $43.0 million for the three months ended March 31, 2008, an increase of $21.1 million compared to net cash used of $21.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, we made $22.8 million of payments toward the construction of the ATBs and the Joint Venture made $59.4 million of payments toward the construction of the product tankers. Of the $82.2 million spent for the construction of ATBs and tankers, $39.0 million was funded from our restricted cash accounts. Additionally, in the three months ended March 31, 2008, we sold some of our surplus equipment for proceeds of $0.1 million. For the three months ended March 31, 2007, we made $21.4 million of payments toward the construction of the ATBs and the Joint Venture made $3.9 million of payments toward the construction of the product tankers. Of the $25.3 million spent for the construction of ATBs and tankers, $5.7 million was funded from our restricted cash accounts. Additionally, in the quarter ended March 31, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100.0 million effective April 1, 2007 for $1.9 million, including transaction fees.

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

Financing Cash Flows

           For the three months ended March 31, 2008, net cash provided by financing activity was $42.0 million. Our Joint Venture received a total of $47.8 million from the Joint Venture Investors, of which $17.9 million was equity contributions, and $29.9 million was pursuant the Joint Venture’s credit facility. Amounts received from the Joint Venture Investors will increase substantially as the Joint Venture continues to construct the product tankers, but are limited to total equity contributions of $105.0 million and total debt of $325.0 million. Due to the recent acceleration of the construction of the product tankers, it is possible that these limits may be reached prior to completion of all five vessels, as having multiple vessels under construction in the Joint Venture simultaneously on an accelerated basis will increase the Joint Venture’s capital requirements. We also made scheduled debt payments of $0.8 million in the first quarter of 2008 and we distributed $5.1 million to our holders of common units in respect to the fourth quarter of 2007. Distributions to partners will decrease in 2008 as we do not expect to make distributions to our subordinated unitholders in 2008. Distributions to subordinated unitholders totaled $13.1 million in 2007.

           Net cash provided by financing activities was $13.3 million for the three months ended March 31, 2007. We borrowed $18.0 million under our credit facility. Our Joint Venture received a total of $4.3 million from the Joint Venture Investors, of which $2.3 million was equity contributions, and $2.0 million was pursuant the Joint Venture’s credit facility. We also made scheduled debt payments of $0.7 million in the first quarter of 2007 and we distributed $8.4 million to our partners (including holders of our subordinated units) in respect to the fourth quarter of 2006.

Payments of Distributions

          On May 12, 2008, the Board of Directors of our general partner declared our regular cash distribution for the first quarter of 2008 of $0.45 per common unit. The distribution will be paid on all common units on May 21, 2008 to all common unitholders of record on May 16, 2008. The aggregate amount of the distribution will be $5.1 million.

          The Board of Directors also declared a quarterly distribution to unitholders of $0.45 per common unit in respect to the quarter ended December 31, 2007 to common unitholders of record on February 12, 2008. The distribution was paid to all common unitholders on February 15, 2008. The aggregate amount of the distribution was $5.1 million.

          The Board of Directors did not declare a dividend on our subordinated units and general partner units for either of these periods.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition, results of operations and our ability to pay the minimum quarterly distribution on our outstanding units. We expect our ITBs to continue participation in the UWILD Program. Even if the U.S. Coast Guard allows us to continue in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted at a cost of $0.5 million. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          The ITB Baltimore completed its regularly scheduled drydocking in August 2007, at a cost of $5.8 million, excluding damage repair costs. However it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The ITB Philadelphia completed its drydock in December 2007 at a cost of $5.6 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $3.5 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program or if we chose to pursue international chartering opportunities that would preclude our continued participation in the UWILD Program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 14-20 days and will cost approximately $1.0 million to $2.0 million. At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors as well as the availability of shipyards to perform the drydock. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

          In calculating cash available to pay distributions, our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus are $20.9 million in 2008, which is unchanged from 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

Liquidity Needs

          We did not declare a distribution on our subordinated units and general partner units with respect to the quarters ended March 31, 2008 or December 31, 2007. It was previously anticipated that our ITBs would operate primarily in the spot market in 2008, increasing the volatility of our revenues and working capital requirements, and decreasing the predictability of our cash flows. However, in late March and early April 2008, market conditions in the spot market deteriorated significantly due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under OPA 90. Additionally, one of our customers terminated a charter of an ITB earlier than had been expected, and this ITB entered the spot market. Due to these market shifts, the ITBs have recently incurred idle periods greater than, and charter rates below, our previous expectations. Additionally, we have observed modest decreased demand for the domestic coastwise transportation of chemical products served by its chemical transporting vessels, which we believe is primarily due to our customers working off inventory levels due to the decline in economic activity. As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions and, unless there is a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in our chemical business, and/or an amendment to our financial covenants, it is possible that we will fall out of compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under our Senior Credit Facility measured at the end of the second quarter of 2008 and likely that we will fall out of compliance with these same covenants measured at the end of the third quarter of 2008, although we expect to generate sufficient cash to make interest payments and scheduled principal payments on its debt. We are currently in compliance with all of our financial covenants as of the end of the first quarter of 2008.

          Upon the occurrence of a covenant breach, we will be unable to make distributions on our common units until we have cured such breach (although any unpaid distributions will accrue). In addition, a breach of our loan covenants would give the lenders under the Senior Credit Facility the right to demand immediate payment of our loans under the Senior Credit Facility and cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility.

          We have retained Greenhill & Co. LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that the debt is not accelerated, we believe that we will have sufficient liquidity to meet ongoing operations for the remainder of 2008 and into the first half of 2009. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and accordingly in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. To mitigate this risk, we are pursuing strategic alternatives to avoid default, including obtaining amendments to, or waivers of compliance with, certain of our financial ratio covenants, obtaining new equity or selling the business. Although there can be no assurance, we believe we will be successful in doing so. The successful consummation of any one or more of these alternatives on terms acceptable to us or a significant improvement in utilization of, and charter rates for, the ITBs and a resumption of growth in our chemical business would make the likelihood of defaulting under these covenants remote.

          Our partnership agreement requires that we distribute our available cash to unitholders on a quarterly basis. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves established by our general partner to:

	o	provide for the proper conduct of our business (including reserves for future capital expenditures, payments of interest on, and principal of, our indebtedness and for our anticipated credit needs);

	o	comply with applicable law, any of our debt instruments or other agreements; or

	o	provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

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

The purpose of the subordinated units is to increase the likelihood that during the subordination periods there will be available cash to pay the minimum quarterly distribution on the common units. Our common unitholders historically received $5.1 million per quarter and our subordinated unitholders and general partner historically received $3.3 million per quarter. In February 2008 we did not, and in May 2008 we will not, pay a distribution on the subordinated or general partner units. Shipping Master, the holder of our subordinated units and general partner units, requested that we not pay the distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase reserves available for payment of future quarterly distributions on our common units; for the completion of our capital construction program; and to strengthen coverage with respect to the financial covenants under our credit facility in future periods. There can be no assurance that our available cash will be adequate to pay the minimum quarterly distribution on the common and subordinated units in the future.

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

          Please see “Risk Factors—Risks Inherent in Our Business” in our Annual Report on Form 10-K dated December 31, 2007 for a detailed discussion of our liquidity requirements and the events that could impact our liquidity.

          Please see the section titled “Cash Distribution Policy” in Part II, Item 5., “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities”, in our Annual Report on Form 10-K dated December 31, 2007 for a detailed discussion of our policies and conditions regarding cash distributions and the conversion of subordinated units into common units.

Contractual Commitments and Contingencies

          We have entered into contracts to construct four additional ATB units. In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, we have an option, exercisable through June 30, 2008, to cancel the last barge and, based on current market conditions, we expect to exercise this Cancellation Option. In 2006, we entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern includes an option to construct and deliver an additional tug, which must be exercised by June 30, 2008. This tug, if constructed, will be combined with the fourth barge referenced above. The total construction cost anticipated for the first three new ATB units is approximately $66.0 million to $69.0 million per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of March 31, 2008 relating to the first three ATB units is $10.0 million. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit to be completed in August 2009. As of March 31, 2008, we made payments totaling $120.7 million related to the first three newbuilds and had in escrow approximately $58.4 million, plus $21.1 million of funds drawn from the escrow account in anticipation of payments due in the second quarter of 2008. These escrowed amounts and funds drawn represent our estimated cost to substantially complete construction of the first three ATBs under construction at Manitowoc and Eastern.

          During the quarter ended March 31, 2008, we have determined that the fourth ATB unit referenced above is impaired. While we have obtained financing for construction of the first three ATB units, we have not obtained financing for the fourth ATB unit. Based on current market conditions, we expect to exercise the Cancellation Option for the fourth barge in June 2008, and we do not expect to exercise our option to construct the fourth tug, although we continue to pursue charters for the operation of, and financing for the construction of, the vessel. Accordingly, we have assessed the fair value of the construction in progress of the fourth ATB unit at zero. In addition, we may be required to make additional payments for certain owner furnished equipment if we exercise the Cancellation Option, but would have no further financial obligations with regard to either the tug or the barge.

          We, through our subsidiary Product Carriers, entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and the Joint venture Investors own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $42.1 million has already been made and the remainder is in escrow and our obligation to make the remaining capital commitment is supported by a letter credit. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Noncontrolling interest in Joint Venture loss (income)” on the Consolidated Statements of Operations and Comprehensive Income.

          On October 25, 2007, Products Investor and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for our Joint Venture. Because Product Carriers and the Joint Venture have declined NASSCO’s request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, we believe any such use of additional capacity should not materially affect the delivery dates of vessels six through nine.

          As tankers are constructed, we will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. The acceleration of the tankers’ construction may require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture, at levels above current commitments.

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

New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. We have not elected fair value treatment for any financial instruments as of March 31, 2008. We are currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on our financial statements.

          In February 2007, the FASB issued FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FAS Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

          In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. This pronouncement will impact our financial statement presentation for the 60% noncontrolling interest of our Joint Venture.

          In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) which replaces FAS 141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We will evaluate the impact of this pronouncement on any future acquisitions.

          In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are evaluating the impact of this pronouncement.

          In March 2008, the FASB issued FAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” (“FAS 161”). FAS 161 expands the current disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, we will adopt FAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact our financial statements as it is disclosure-only in nature.

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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness;

•	our ability to maximize the use of our vessels;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	future supply of, and demand for, refined petroleum products;

•	potential reductions in the supply of tank vessels due to restrictions set forth by OPA 90 and increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;

•	the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;

•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;

•	the absence of disputes with our customers;

•	expected financial flexibility to pursue acquisitions and other expansion opportunities;

•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;

•	our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;

•	estimated future maintenance capital expenditures;

•	the absence of future labor disputes or other disturbances;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	expected increases in charter rates;

•	future consolidation in the domestic tank vessel industry;

•	customers’ increasing emphasis on environmental and safety concerns;

•	continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;

•	our percentage of “qualified income” as defined by the IRS;

•	our ability to maintain our “qualified income” at levels sufficient to maintain our status as a “publicly-traded partnership”

•	our future financial condition or results of operations and our future revenues, expenses and liquidity; and

•	our business strategy and other plans and objectives for future operations.

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

          Please read Risk Factors in Item 1A in Part II of this report and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the three months ended March 31, 2008, a 1% change in our variable interest rates would have increased our interest expense by $1.0 million for the three months ended March 31, 2008, after taking into effect the interest rate swap agreements we had in effect as described below.

          We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of March 31, 2008. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of March 31, 2008 the fair market values of our two interest rate swaps were a loss of $11.4 million and a loss $7.2 million.

          The following is a summary of the economic terms of these agreements at March 31, 2008 (dollars in thousands):

Notional amount	$122,813
Fixed rate paid	5.355%
Variable rate received	2.696%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	($11,360)

Notional amount	$98,250
Fixed rate paid	4.899%
Variable rate received	2.696%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	($7,230)

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million. To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25 per Euro. As of March 31, 2008 the fair value of the foreign currency hedge was approximately $1.5 million. At March 31, 2008, a portion of these contracts were no longer designated as cash flow hedges, and the portion of the gain related to the undesignated contracts has been recognized in earnings currently.

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

Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at March 31, 2008 was $1.7 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at March 31, 2008 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$1,686

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following information updates the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007:

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

          We are facing difficult current market conditions. Demand in the spot market has recently deteriorated significantly due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products.

Refinery utilization has declined significantly, fuel prices for operating our vessels are at record levels and increased industry capacity from newbuilds has created significant competitive pressures. Due to these market shifts, our ITBs have recently incurred idle periods greater than, and chartering rates below, our previous expectations. Additionally, we have observed modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe is due to our customers working off inventory levels.

          As a result, our earnings before interest, taxes and depreciation and amortization (“EBITDA”) and liquidity have come under increasing pressure, and unless there is a significant improvement in utilization of, and charter rates for, our ITBs and a resumption of growth in our chemical business, and/or an amendment to our financial covenants, it is possible that we will fall out of compliance with certain financial ratio covenants under our senior credit facility measured at the end of the second quarter and likely that we will fall out of compliance with these same covenants measured at the end of the third quarter, although we expect to have sufficient cash resources to service our debt. If we are not in compliance with our financial covenants, our lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and not permitting us to make distributions on our common units until we are again in compliance, although any unpaid distributions will continue to accrue on the common units. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and accordingly in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements.

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

          The amount of cash we have available for distribution depends primarily on our liquidity and cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income. Our net income per unit for each of 2007, 2006 and 2005 was less than the annual distribution of $1.80 per unit; our net income for the quarter ended March 31, 2007 was less than the quarterly distribution of $0.45 and we suffered a net loss per unit in the quarter ended March 31, 2008. We did not pay the minimum quarterly distribution on our subordinated and general partner units for the fourth quarter of 2007 and the first quarter of 2008 in order to increase cash available for our operations.

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

• Reduced cash flows and operating margins from our ITB fleet due to the expiration of the Hess support agreement in September 2007, which provided us minimum rates on our vessels, reduced demand and lower rates for our ITBs due to an increasing supply of vessels and overall declining economic activity and refinery utilization, and higher operating expenses of our ITBs due to their age and record fuel prices.

• Increased vessel operating expenses due to new collective bargaining agreements with the two maritime unions that cover all of our seagoing personnel. The two agreements, which follow agreements reached by other vessel operators in our industry, increased vessel personnel expenses by $0.9 million in the first quarter of 2008 compared to the first quarter of 2007 and are expected to increase vessel personnel expenses by in excess of $3.0 million in 2008 when compared to the 2007 levels under the expired contracts.

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

          Additionally, the demand for our services is heavily influenced by the level of refinery utilization and capacity in the United States, particularly in the Gulf Coast region. Any decline in refining utilization or capacity on the Gulf Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of refined petroleum products. For example, demand and charter rates for our vessels have been significantly unfavorably impacted by the declining refinery utilization over the past several months. Additionally, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly curtailed in 2005 and 2006, with repairs to hurricane—damaged Gulf Coast refineries being completed in late 2006. While the Energy Information Administration of the U.S. Department of Energy (EIA) has estimated that incremental capacity expansions will increase the capacity of Gulf Coast refineries by 1.6 million barrels per day (bpd) by 2016, it is possible that some or all of the proposed refinery expansions may be delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products if refining capacity is not expanded or decreases from current levels demand for our vessels could decrease, which could affect our ability to grow our fleet, revenues and cash available to make distributions on our units and to pay interest on, and principal of, our indebtedness.

          The demand for U.S. flag tank vessel capacity is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels because of the higher construction and operating costs of U.S. flag vessels due to the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. Therefore, it has historically been cheaper for certain areas of the United States, such as the northeastern United States, to import refined petroleum products than to obtain them from U.S. refineries. International shipping rates can influence the amount of refined petroleum products imported into the United States. If the cost of foreign shipping of imported refined petroleum products decreases, charter rates for foreign flag vessels may decline, making it cheaper to import refined petroleum products to other regions of the East Coast and the West Coast to meet demand. If this were to occur, demand for our oil product vessels and charter rates could decrease, which could have a material adverse effect on our business, results of operations and financial condition, our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness and our estimated return from our investment in the Joint Venture.

An increase in the price of fuel may adversely affect our business and results of operations.

          The cost of fuel for our vessels is a significant component of our voyage expenses under our voyage charters and we have recently experienced significant increases in the cost of fuel used in our operations.

While we have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters, there can be no assurances that we will be able to pass on any future increases in fuel prices. The overall decrease in demand for waterborne transportation of petroleum, petro-chemical and chemical products has made it more difficult for us to pass on to our customers the significant increase in fuel prices we have recently experienced while remaining competitive on charter rates with our competitors. If fuel prices continue to increase and we are not able to pass such increases on to our customers, our business, results of operations, financial condition and ability to make cash distributions and to pay interest on, and principal of, our indebtedness may be adversely affected.

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

          All of our ITBs were originally constructed more than 20 years ago. While all of these vessels are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and comply with the applicable rules and regulations of the United States Coast Guard, some existing and potential customers have stated that they will not charter vessels that are more than 20 years old. As a result of this age limitation, and the number of newbuilds expected to come into the market in the next several years, it is likely that demand for our ITBs, will be adversely affected.

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the announced newbuilding programs, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is possible that some of these vessels may be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term. As a result, we believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase, which will likely result in a decrease in charter rates for and utilization of, our vessels, particularly in the spot market. In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain for, and utilization of, our vessels, and limit our ability to obtain charters for our ITBs at reasonable rates. In addition, as a result of these newbuilding programs and customer reluctance to employ older vessels, it is very unlikely that retrofitting our ITBs will be economical. If supply increases at a faster rate than demand, the charter rates and demand for our vessels could decline significantly.

          Our ITB fleet is currently our largest source of revenue and EBITDA. However, the expiration of the Hess Support Agreement in September 2007, under which we were assured minimum charter rates for our ITB fleet, the fact that most of our ITBs are expected to operate in the spot market rather than under long-term charters, increased volatility in rates, and the likelihood of lower rates in the spot market due to an increasing supply of vessels, and higher operating expenses of our ITBs due to their age, increasing fuel prices and the new union contracts will negatively impact the operating income and EBITDA provided by our ITBs over the next several years, and could adversely affect our ability to remain in compliance with the financial covenants in our debt agreements.

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

          United States Shipping Master LLC (“Shipping Master”) currently indirectly owns the 2% general partner interest and directly owns an approximately 37% limited partner interest in us and owns and controls our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders, including in connection with any strategic alternative undertaken by us. These conflicts include, among others, the following situations:

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

• in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units or to make incentive distributions;

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

• provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in “good faith,” meaning that it reasonably believed that the decision is in our best interests;

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

          Our leverage is significant in relation to our partners’ capital. As of March 31, 2008, our total outstanding long-term debt, including current maturities, was $418.0 million (exclusive of the debt held by the Joint Venture of $71.1 million, which is intended to be non-recourse to us). We can borrow up to an additional $27.0 million under the revolving credit portion of under our amended and restated credit facility, and have the option, with the consent of the lenders, to increase the amount we can borrow by an additional $50.0 million, subject to limitations under the indenture governing our senior notes.

          We are facing difficult current market conditions. Demand in the spot market has recently deteriorated significantly due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Refinery utilization has declined significantly, fuel prices for operating our vessels are at record levels and increased industry capacity from newbuilds has created significant competitive pressures. Due to these market shifts, our ITBs have recently incurred idle periods greater than, and chartering rates below, our previous expectations. Additionally, we have observed modest decreased demand for the domestic coastwise transportation of chemical products served by its chemical transporting vessels, which we believe is due to our customers working off inventory levels. As a result, our EBITDA and liquidity have come under increasing pressure, and unless there is a significant improvement in utilization of, and charter rates for, our ITBs and a resumption of growth in our chemical business, and/or an amendment to our financial covenants, it is possible that we will fall out of compliance with certain financial ratio covenants (relating to debt to EBITDA and interest and fixed charge coverage) under our senior credit facility measured at the end of the second quarter and likely that we will fall out of compliance with these same covenants measured at the end of the third quarter, although we expect to have sufficient cash resources to service our debt.

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

          Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors that are beyond our control. We believe that we will have sufficient cash flow from operations and available borrowings under our amended and restated credit facility to service our indebtedness, although the principal amount of our indebtedness will likely need to be refinanced in whole or in part at maturity. However, a continuation of the significant downturn in the domestic marine transportation industry or other development adversely affecting our cash flow would materially impair our ability to service our indebtedness and to remain in compliance with our financial covenants. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We cannot assure you that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

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

          The decrease in demand for our services transporting petroleum products, combined with our use of the ITBs for grain voyages in order to keep the vessels employed, as well as the addition of the ATB Freeport, which transports principally chemical products, to our fleet in July 2007, has increased the percentage of “non-qualifying income” that we generate. Although we monitor our level of non-qualifying income closely, given the current uncertainty in the market there can be no assurance that we will be able to continue to meet the qualifying income level necessary to maintain our status as a publicly-traded partnership.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

          We attempt to maintain the required level of qualifying income by conducting the operations of our vessels the Chemical Pioneer, the ATB Freeport, the ITB Philadelphia and the Sea Venture through subsidiaries that are taxed as corporations. Additionally, we began operating the ITB Groton, the ITB Jacksonville and the ITB New York through subsidiaries taxed as corporations commencing in May 2008. The operation of these vessels in subsidiaries taxed as corporations generally reduces the amount of cash available for payment of distributions on our units and the payment of principal of, and interest on, our outstanding debt. As we seek to maintain utilization of our ITBs, it is likely that one or more of our ITBs will begin to transport products that do not generate “qualifying income”. We may elect to, or be required to, conduct additional operations through these or other corporate subsidiaries in the future. We may be required to place other of our vessels, including one or more of our ATB units under construction, in subsidiaries taxed as corporations. In addition, we have three other subsidiaries organized as corporations: U.S. Shipping Finance Corp., which is co-issuer of our senior notes, USS PC Holding Corp. and USS JV Manager, Inc. USS JV Manager, Inc. receives management and other fees from the Joint Venture. These corporate subsidiaries are subject to corporate-level tax, which may reduce the cash available for distribution to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

          To the extent more of our activities involve the transportation of products that do not generate “qualifying income,” it will be more difficult for us to insure that at least 90% of our revenue is “qualifying income”. If less than 90% of our revenue is “qualifying income,” we will be taxed as a corporation rather than a partnership, which will result in a significant reduction in the amount of cash available for distribution to unitholders.

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

Date: May 12, 2008

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Paul B. Gridley

Paul B. Gridley
Chairman, Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial officer)

by:	/s/ Anthony J. Guzzo

Anthony J. Guzzo
Vice President—Chief Accounting Officer
(principal accounting officer)