Form 10-Q
period 2008-06-30
U.S. Shipping Partners L.P.
filed 2008-08-11
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes          ☐          No          ☒

The number of the registrant’s common units outstanding as of August 7, 2008 was 11,353,808. At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2008	December 31, 2007

Assets
Current assets
Cash and equivalents	$38,083	$21,604
Current portion of restricted cash and equivalents	49,515	113,960
Accounts receivable, net	8,169	11,934
Prepaid expenses and other current assets	14,785	10,683

Total current assets	110,552	158,181
Restricted cash and equivalents, net of current portion	—	11,322
Vessels and equipment, net	619,503	489,464
Deferred financing costs, net	16,838	19,019
Other assets	4,198	5,042

Total assets	$751,091	$683,028

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$3,100
Accounts payable	14,856	9,668
Due to affiliates	1,148	3,393
Deferred revenue	1,085	1,193
Accrued expenses and other liabilities	26,921	31,325

Total current liabilities	47,110	48,679
Long-term debt, net of current portion	515,708	456,927
Deferred income taxes	182	2,145
Other liabilities	10,159	10,920

Total liabilities	573,159	518,671

Noncontrolling interest in Joint Venture	65,081	33,324

Commitments and contingencies (Note 14)

Partners’ Capital
Partners’ capital	120,776	139,263
Accumulated other comprehensive loss	(7,925)	(8,230)

Total partners’ capital	112,851	131,033

Total liabilities and partners’ capital	$751,091	$683,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$49,819	$45,621	$101,323	$87,703

Operating expenses
Vessel operating expenses	16,384	17,407	33,405	32,325
Voyage expenses	17,331	8,712	31,010	16,149
General and administrative expenses	4,011	4,241	8,005	8,006
Depreciation and amortization	10,445	9,054	20,949	18,102
Other expense (income)	45	—	5,832	(3,486)

Total operating expenses, net	48,216	39,414	99,201	71,096

Operating income	1,603	6,207	2,122	16,607
Interest expense	6,879	6,655	14,770	13,572
Interest income	(655)	(2,572)	(1,695)	(5,247)
Net gains on derivative financial instruments	(586)	(904)	(1,028)	(904)

(Loss) income before income taxes and noncontrolling interest	(4,035)	3,028	(9,925)	9,186
(Benefit) provision for income taxes	(1,514)	202	(1,222)	622

(Loss) income before noncontrolling interest	(2,521)	2,826	(8,703)	8,564
Noncontrolling interest in Joint Venture (income) loss	(162)	(418)	242	(407)

Net (loss) income	(2,683)	2,408	(8,461)	8,157
Other comprehensive loss
Fair market value adjustment for derivatives	9,008	4,606	305	3,681

Comprehensive (loss) income	$6,325	$7,014	$(8,156)	$11,838

General partner’s interest in net (loss) income	$(54)	$48	$(169)	$163

Limited partners’ interest in net (loss) income
Net (loss) income	$(2,629)	$2,360	$(8,292)	$7,944
Net (loss) income per unit - basic and diluted	$(0.14)	$0.13	$(0.45)	$0.44
Weighted average units outstanding - basic	18,254	18,234	18,244	18,234
Weighted average units outstanding - diluted	18,254	18,235	18,244	18,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Six Months Ended June 30, 2008
(in thousands)

	Partners’ Capital

	Limited Partners					Accumulated Other Comprehensive

	Common		Subordinated		General
	Units	$	Units	$	Partner	Loss	Total

Balance at December 31, 2007	11,341	$157,683	6,900	$(18,936)	$516	$(8,230)	$131,033
Net loss	—	(5,154)	—	(3,138)	(169)	—	(8,461)
Issuance of common units	12	146	—	—	—	—	146
Amortization of deferred equity compensation	—	37	—	—	—	—	37
Fair market value adjustment for derivatives	—	—	—	—	—	305	305
Cash distributions	—	(10,209)	—	—	—	—	(10,209)

Balance at June 30, 2008	11,353	$142,503	6,900	$(22,074)	$347	$(7,925)	$112,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	June 30,

	2008	2007

Cash flows from operating activities
Net (loss) income	$(8,461)	$8,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	21,871	18,924
Impairment of construction-in-progress	5,712	—
Loss on sale of surplus equipment	120	—
Equity compensation	183	37
Provision for accounts receivable	50	315
Noncontrolling interest in Joint Venture (income) loss	(242)	407
Net gain on derivative financial instruments	(1,028)	(904)
Deferred income taxes	(1,290)	(431)
Capitalized drydock costs	(2,551)	(5,606)
Changes in assets and liabilities:
Accounts receivable	3,263	(103)
Prepaid expenses and other current assets	(2,851)	(1,969)
Other assets	—	(158)
Accounts payable	255	(92)
Deferred revenue	(108)	(1,178)
Accrued expenses and other liabilities	(1,569)	1,850

Net cash provided by operating activities	13,354	19,249

Cash flows from investing activities
Change in restricted cash and equivalents, net	75,767	26,274
Sale of surplus equipment	280	—
Construction of vessels and equipment	(154,150)	(60,506)
Cash received upon settlement of derivative financial instrument	657	173
Purchase of interest rate cap	—	(1,924)
Payments to Hess, net	—	(447)

Net cash used in investing activities	(77,446)	(36,430)

Cash flows from financing activities
Proceeds from borrowings	7,000	25,000
Proceeds from Joint Venture revolver borrowings	53,331	5,535
Contribution by noncontrolling interest equity investors in Joint Venture	31,999	4,476
Repayment of debt	(1,550)	(1,388)
Distributions to partners	(10,209)	(16,744)

Net cash provided by financing activities	80,571	16,879

Net increase (decrease) in cash and cash equivalents	16,479	(302)
Cash and cash equivalents at beginning of period	21,604	2,686

Cash and cash equivalents at end of period	$38,083	$2,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1. Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”). The Partnership’s first ATB, the ATB Freeport, was delivered in June 2007 and entered service in July 2007. Additionally, the Partnership has contracted to construct three additional ATBs which are scheduled for delivery in August 2008, November 2008 and August 2009.

          The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. Recently, to improve utilization of the ITB fleet, the Partnership has employed three of its ITBs to transport grain overseas for humanitarian organizations. These transactions are not subject to the provisions of the Jones Act, but U.S Flag vessels are given preference for these voyages. Recognition principles of revenue and certain expenses for these voyages under GAAP differ from the recognition principles applicable to our transportation of petroleum, petrochemical and commodity chemical products. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue and certain voyage expenses based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue and certain voyage expenses when the grain is delivered to its final destination.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved, measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. The Partnership manages and owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes. Accordingly, the debt of the Joint Venture is presented in the Partnership’s consolidated financial statements, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $51,504 has already been made and the remaining $18,496 is in escrow.

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

2. Liquidity

          During the first half of 2008, all but one of the Partnership’s ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of the Partnership’s revenues and working capital requirements, and decreased the predictability of its cash flows. Beginning in late March 2008, market conditions in the spot market deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating the Partnership’s vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Due to these market shifts, the ITBs have recently incurred idle periods greater than, and charter rates below, the Partnership’s expectations at the beginning of 2008. During the first half of 2008 the Partnership also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by its chemical transporting vessels, which the Partnership believes was primarily due to its customers working off inventory levels due to the decline in economic activity. As a result, the Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which has substantially increased the likelihood that the Partnership will not be able to remain in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its senior credit facility as early as the end of the third quarter of 2008. The Partnership was in compliance with all its financial covenants as of the end of the second quarter of 2008.

          If a covenant breach occurs, the Partnership will be prohibited from making distributions on its common units until it has cured such breach (although any unpaid distributions will accrue). In addition, a breach of the Partnership’s loan covenants would give the lenders under the senior credit facility the right to refuse to make funds available under the revolving credit facility and to demand immediate payment of the Partnership’s loans under the senior credit facility and cause cross defaults under the Partnership’s other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, the Partnership would not have the financial resources to repay immediately in full all outstanding borrowings under its various debt agreements. As such, the Partnership would be required to either amend the senior credit facility or replace it with an alternate credit facility. In addition, the lenders under the senior credit facility could prohibit the Partnership from paying interest on the senior notes.

          In response to these issues, the Partnership has retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist it in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen the financial resources of the Partnership. In order to give the Partnership adequate time to pursue strategic alternatives, the Partnership has entered into negotiations with its lenders to amend certain financial ratio covenants under its senior credit facility.

          In light of these liquidity pressures, the Partnership did not pay a distribution on its subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and will not pay a distribution on any of its units in respect of the second quarter of 2008. Based on discussions to date with its lenders regarding an amendment to the senior credit facility, the Partnership believes any amendment will prohibit the payment of distributions on any units for at least a specified period of time.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that the debt is not accelerated, the Partnership believes that it will have sufficient liquidity to meet ongoing operations for the remainder of 2008. The Partnership’s lenders’ right to demand immediate payment of the Partnership’s outstanding indebtedness upon the occurrence of a default under the senior credit facility, coupled with a substantial doubt about the Partnership’s ability to repay this indebtedness immediately and, accordingly, in such circumstances to continue as a going concern, leads to the need to successfully renegotiate its existing, or secure alternative, financing arrangements. Although there can be no assurance, the Partnership believes it will be successful in renegotiating its senior credit facility.

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

The Partnership has not elected fair value treatment for any financial instruments as of June 30, 2008.

          In December 2007, the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. This pronouncement will impact the Partnership’s financial statement presentation for the 60% noncontrolling interest of the Partnership’s Joint Venture.

          In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations,” (“FAS 141(R)”) which replaces FAS 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The Partnership will evaluate the impact of this pronouncement on any future acquisitions.

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

          In April 2008, the FASB issued FAS Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Partnership does not expect the adoption of FAS 162 to impact its financial statements.

4. Net Income (loss) per Unit

          Basic net income (loss) per unit is determined by dividing net income (loss), after deducting the amount of net income (loss) allocated to the general partner’s interest, by the weighted average number of units outstanding during the period. Diluted net income (loss) per unit is calculated in the same manner as net income (loss) per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options and phantom units. Outstanding restricted stock units, unit options and phantom units are excluded from the calculation of diluted net loss per unit because their inclusion would have an anti-dilutive effect.

          The units used for basic net income (loss) per unit and diluted net income (loss) per unit are reconciled below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

Weighted average units outstanding for basic net income per unit	18,254	18,234	18,244	18,234
Dilutive effect of restricted units	—	1	—	—

Weighted average units outstanding for dilutive net income per unit	18,254	18,235	18,244	18,234

          Excluded from the calculation of dilutive net loss per unit for the six months ended June 30, 2008 are 6,143 restricted units that, if included, would have an anti-dilutive effect. There were no dilutive securities outstanding during the three months ended June 30, 2008.

5. Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of June 30, 2008 and December 31, 2007, the ATB Escrow balance was $31,019 and $85,453, respectively, and the Joint Venture Escrow balance was $18,496 and $39,829, respectively. Additionally, amounts drawn on the ATB Escrow account for items expected to be paid in the third quarter of 2008 were $26,417, and are included in cash and equivalents on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2008 as they were no longer legally restricted as to use at June 30, 2008. Similar amounts included in cash and equivalents totaled $13,369 at December 31, 2007. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents of $49,515 and $113,960 at June 30, 2008 and December 31, 2007 respectively. At December 31, 2007, the remainder balance of $11,322 of restricted cash was classified as noncurrent restricted cash and equivalents.

6. Vessels and Equipment

          Vessels and equipment consist of the following:

	June 30, 2008	December 31, 2007

Vessels	$348,315	$348,368
Office furniture, equipment and other	448	448

	348,763	348,816
Less: Accumulated depreciation	118,852	106,810

	229,911	242,006
Construction in progress-ATB’s	159,059	111,321
Construction in progress-tankers	204,161	101,141
Capitalized drydock expenditures, net of amortization of $31,082 and $22,172	26,372	34,996

Total vessels and equipment, net	$619,503	$489,464

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

          Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years. To date, the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and all of the newbuild ATBs and product tankers qualify for the UWILD Program.

          Three vessels employed in our chemical business are scheduled for drydocking in the fourth quarter of 2008, and two ITBs are scheduled for UWILD surveys in the fourth quarter of 2008.

          There were no drydocks in progress at June 30, 2008 or December 31, 2007. The ITB Baltimore sustained damages during Hurricane Dean while in the shipyard after completing its drydocking in mid-2007. Costs to repair the ITB Baltimore are substantially covered by insurance, with the exception of the insurance policy deductible of $125, which is the total loss previously recognized due to the damage sustained by the ITB Baltimore. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. At June 30, 2008 and December 31, 2007, the Partnership has recognized approximately $753 and $745 as a receivable for the insurance proceeds based upon the estimated repair costs, respectively. Capitalized drydock expenditures of $338 and $2,433 were accrued at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, the Partnership reduced previously recorded estimates of drydock costs by $170.

          Depreciation of vessels and equipment for the three months ended June 30, 2008 and June 30, 2007 was $6,021 and $5,591, respectively. Amortization of drydocking expenditures was $4,426 and $3,463 for the three months ended June 30, 2008 and 2007, respectively.

          Depreciation of vessels and equipment for the six months ended June 30, 2008 and June 30, 2007 was $12,041 and $11,182, respectively. Amortization of drydocking expenditures was $8,910 and $6,920 for the six months ended June 30, 2008 and June 30, 2007, respectively.

          At June 30, 2008 and December 31, 2007, “Construction in progress-ATBs” includes capitalized interest of $12,828 and $7,793, respectively, and accrued invoices (which represent cash flow add backs) of $6,947 and $1,237, respectively. At June 30, 2008 and December 31, 2007, “Construction in progress-tankers” of the Joint Venture includes capitalized interest of $16,574 and $11,266, respectively, and accrued liabilities of $11,290 and $15,589, respectively.

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The total construction cost anticipated for the first three new ATB units is approximately $67,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit to be completed in August 2009. As of June 30, 2008, the Partnership made payments totaling $146,231 related to the first three ATBs and had in escrow approximately $31,019, plus $26,417 of funds drawn from the escrow account in anticipation of payments due in the third quarter of 2008. These escrowed amounts and funds drawn represent the estimated cost to substantially complete construction of the first three ATBs under construction at MMG and Eastern.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction and assessed the fair value of the construction in progress of this ATB unit at zero which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment and $495 of capitalized interest cost. In the second quarter of 2008, the Partnership exercised its cancellation option and recorded a favorable adjustment of $8 to this impairment charge. In addition, the Partnership may be required to make additional payments for certain owner furnished equipment but it has no further financial obligations with regard to either the tug or the barge.

          On October 25, 2007, the Joint Venture and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for the Joint Venture. The revised delivery schedule is for the first tanker to be delivered in the second quarter of 2009, the second tanker to be delivered in the fourth quarter of 2009, the third and fourth tankers to be delivered in 2010, and the fifth tanker to be delivered in 2011. Because Product Carriers and the Joint Venture have declined NASSCO’s request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, the Partnership believes any such use of additional capacity should not materially affect the delivery dates of vessels six through nine. In June 2008 the Partnership extended until September 21, 2008 the expiration date of the option for the Joint Venture Investors to elect to finance the construction of the sixth and seventh vessels to be constructed under the Partnership’s contract with NASSCO. There were no fees associated with this extension.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. In the current period, the Partnership has not recorded any charges as a result of changes in the carrying value of any of the Partnership’s vessels.

7. Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings. On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility, for which it paid an amendment fee of $158. This fee is being amortized over the remaining term of the loan. For the three and six months ended June 30, 2008, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $462 and $927, respectively, were amortized and included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $418 and $822 for the three and six months ended June 30, 2007, respectively. A pro rata portion of the 2008 and 2007 amortization of deferred financing costs is included in construction in progress-ATBs as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs. For the three and six months ended June 30, 2008, deferred financing costs of $627 and $1,254, respectively, were amortized and included in construction in progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers, compared to $627 and $1,248 for the three and six months ended June 30, 2007.

8. Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Construction of vessels	$11,365	$16,977
Interest	5,293	5,218
Insurance claims	2,213	2,520
Fuel charges	3,030	2,080
Taxes payable	1,295	1,947
Other	3,725	2,583

	$26,921	$31,325

9. Debt

          The Partnership’s outstanding debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (6.3% at June 30, 2008 and 8.3% at December 31, 2007)	$304,247	$305,797
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at LIBOR plus 3.5% (6.3% at June 30, 2008and 8.3% at December 31, 2007)	20,000	13,000
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (7.0% at June 30, 2008 and 9.3% at December 31, 2007)	94,561	41,230

Total	518,808	460,027
Less: Current portion of long-term debt	3,100	3,100

Long-term debt	$515,708	$456,927

          Capitalized interest for the three months ended June 30, 2008 and June 30, 2007 was $5,639 and $5,228, respectively. Capitalized interest for the six months ended June 30, 2008 and June 30, 2007 was $10,838 and $9,728, respectively.

          The Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which has substantially increased the likelihood that the Partnership will fall out of compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its senior credit facility as early as the third quarter of 2008. The Partnership was in compliance with all its financial covenants as of the end of the second quarter of 2008, and expects to generate sufficient cash that, together with borrowings under its revolving credit facility, will allow the Partnership to make interest payments and scheduled principal payments on its debt. In order to give the Partnership adequate time to pursue strategic alternatives, the Partnership has entered into negotiations with its lenders to amend certain financial ratio covenants under its senior credit facility. The Partnership expects that any amendment to its financial covenants will require the payment of fees and a higher rate of interest, which would negatively impact the Partnership’s results of operations. See Note 2 for additional discussion.

10. Taxes

          In January 2008, the Partnership made an election to treat one of its subsidiaries, USCS Sea Venture LLC, as a corporation for tax purposes effective January 2, 2008. The tax basis of the assets of this entity differed from the book basis at the time of the election, resulting in the recognition of a deferred tax asset and related tax benefit of $1,114 in the three months ended March 31, 2008, before any valuation allowance.

          Subsequently, the Partnership determined that the deferred tax asset and related tax benefit recorded in the three months ended March 31, 2008 should have been $646, which is net of a valuation allowance of $117. The revision to the deferred tax asset was recorded during the three months ended June 30, 2008, resulting in a decrease of $468 in the deferred tax benefit for the period.

          In February 2008, the Partnership made an election to treat one of its subsidiaries, ITB Philadelphia LLC, as a corporation for tax purposes effective December 10, 2007. The tax basis of the assets of this entity differed from the book basis at the time of the election, resulting in the recognition of a deferred tax liability and related tax expense of $1,431 in the three months ended March 31, 2008.

          In May 2008, the Partnership contributed the ownership interests of four of its subsidiaries, ITB Jacksonville LLC, ITB Groton LLC, ITB Baltimore LLC, and ITB New York LLC, to one of its subsidiaries, USCS Chemical Pioneer, Inc., that is a corporation. The tax basis of the assets of these entities differed from the book basis at the time of the transfers, resulting in the recognition of a deferred tax asset of $2,861, which is net of a $2,873 valuation allowance recorded as part of the valuation allowance discussed below.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of assets and liabilities of its subsidiaries taxed as corporations, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that it is more likely than not that certain deferred tax assets that existed as of June 30, 2008 will not be realized and, accordingly, provided valuation allowances totaling $3,777 for these deferred tax assets. There were no such allowances as of December 31, 2007. At June 30, 2008 and December 31, 2007, the Partnership had net deferred tax assets of $37 and $713, respectively. At June 30, 2008 and December 31, 2007, the Partnership had net deferred tax liabilities of $182 and $2,145, respectively.

          At June 30, 2008 and December 31, 2007, the Partnership had $871 and $729 of unrecognized tax benefits, respectively, excluding interest and penalties. At June 30, 2008 and December 31, 2007, the Partnership had approximately $146 and $99, respectively, of accrued interest and penalties related to uncertain tax positions. In the three month periods ended June 30, 2008 and 2007, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $90 and $88 of unrecognized tax benefits, respectively. In the six month periods ended June 30, 2008 and 2007, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $188 and $228 of unrecognized tax benefits, respectively. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership’s assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

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

          The Partnership endeavors to utilize the best available information in measuring fair value. The Partnership has determined that all of its financial assets and financial liabilities are valued using Level 2 inputs as of June 30, 2008 in the fair value hierarchy described as follows:

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

          The financial assets and liabilities carried at fair value measured via Level 2 inputs on a recurring basis as of June 30, 2008 include:

•	Foreign currency forward contracts with a fair market asset value of $838.

•	An interest rate cap with a fair market asset value of $2,296.

•	An interest rate swap with a fair market liability value of $5,998.

•	An interest rate swap with a fair market liability value of $3,144.

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

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $5,998 at June 30, 2008 and a loss of $6,643 at December 31, 2007, and is reflected in other comprehensive income in the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a loss of $3,144 at June 30, 2008 and a loss of $3,449 at December 31, 2007, and is reflected in other comprehensive income in the accompanying financial statements, as this contract has been designated as a cash flow hedge.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008 the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of a portion of the owner-furnished equipment six months ahead of the original forecasted expenditure date. Accordingly, changes in fair value of the contract related to this expenditure subsequent to the date of the March payment, totaling $25, is included in earnings, since the forecasted hedging relationship no longer exists. In addition, two of the forecasted payments were contractually extended and subsequently terminated, rendering the contracts designated as cash flow hedges for these forecasted payments ineffective. The Partnership sold these contracts during June 2008 and received net proceeds totaling $657, which is included in earnings. Of the total fair value of foreign exchange gains of $838 at June 30, 2008, $813 was recorded in other comprehensive income at June 30, 2008, and $25 was recorded in earnings for the each of the three and six-month periods ended June 30, 2008. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. The fair market value of the foreign currency forward contracts at June 30, 2008 and December 31, 2007 was a gain of $838 and $955, respectively.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at June 30, 2008 and December 31, 2007 was a receivable of $2,296 and $1,950, respectively, and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets. An increase in the fair value of the instrument of $609 and $346 for the three and six months ended June 30, 2008 is recorded as a gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to a gain of $731 for each of the three and six months ended June 30, 2007.

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

          Distributions

          In July 2008, the Board of Directors of the general partner determined not to declare a distribution in respect of the second quarter of 2008 on any of its outstanding common units, subordinated units and general partner units.

          On May 12, 2008, the Board of Directors of the general partner declared the regular cash distribution as it relates to the first quarter of 2008 of $0.45 per common unit, but did not declare a distribution on its subordinated units and general partner units for the first quarter. The distribution was paid on all common units on May 21, 2008 to all common unitholders of record on May 16, 2008. The aggregate amount of the distribution was $5,109.

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

          Restricted Units / Deferred Equity Compensation

          On April 1, 2008, the Partnership issued to each of the non-employee directors of its general partner, who are not employed by Sterling Investment Partners, 3,065 fully vested common units under the Long-Term Incentive Plan for a total grant of 12,260 units. The value of the restricted units as determined on the date of issuance was $146, which has been fully recognized in earnings in the three months ended June 30, 2008.

13. Related Party Transactions

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members, are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $14,267 and $14,000, for the three months ended June 30, 2008 and June 30, 2007, respectively, and $28,790 and $26,708 for the six months ended June 30, 2008 and June 30, 2007, respectively.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the Chairman of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the three months ended June 30, 2008 and 2007, the Partnership paid $108 and $103, respectively, in connection with the lease and received $89 and $94, respectively, from its related parties. For the six months ended June 30, 2008 and 2007, the Partnership paid $215 and $205, respectively, in connection with the lease and received $184 and $162, respectively, from its related parties.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture. For the three months ended June 30, 2008 and 2007, the Partnership recorded $292 and $45, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation. For the six months ended June 30, 2008 and 2007, the Partnership recorded $626 and $62, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. For the three and six months ended June 30, 2008 Product Manager recognized $292 and $626, respectively, in fees for these site supervision activities, which were eliminated in consolidation.

          Third Party Joint Venture Investors

          As a result of the formation the Joint Venture, the Partnership considers the third party investors in the Joint Venture, led by affiliates of The Blackstone Group (the “Joint Venture Investors”), to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the three months ended June 30, 2008 and 2007, the Joint Venture has paid interest of $2,084 and $1,252, respectively, to the Joint Venture Investors. For the six months ended June 30, 2008 and 2007, the Joint Venture has paid interest of $3,822 and $2,454, respectively, to the Joint Venture Investors.

          Director Compensation

          On February 6, 2008, the Board of Directors of the general partner approved the following:

•	That each non-employee director (other than Messrs. Macey and Newhouse) be issued 3,065 common units of the Partnership on April 1, 2008, which units are fully vested;

•

that directors M. William Macey and Douglas Newhouse be paid fees equivalent to the fees paid to the other non-employee directors for their Board and committee services, for their services as members of the Board of Directors and for their service on various committees of the Board; and

•	that William Kearns be paid an additional annual retainer of $12 for serving as lead director of the Board.

          Mr. Macey is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Mr. Newhouse is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Shipping Master owns 100% of the Partnership’s general partner and the Partnership’s 6,899,968 subordinated units outstanding.

14. Commitments and Contingencies

          Claims and Litigation

          At June 30, 2008 and December 31, 2007, the Partnership has a liability for total claims exposure, both insured and uninsured, of $2,213 and $2,520, respectively, and a corresponding receivable from the insurance carrier of $3,256 and $2,999, respectively.

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

          ATB Commitments

          In 2006, the Partnership entered into a contract with MMG for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern, which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The total construction cost anticipated for the first three new ATB units is approximately $67,000 to $69,000 per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of June 30, 2008 relating to the first three ATB units is $12,828. The Partnership expects that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit to be completed in August 2009. As of June 30, 2008, the Partnership made payments totaling $146,231 related to the first three ATBs and had in escrow approximately $31,019, plus $26,417 of funds drawn from the escrow account in anticipation of payments due in the third quarter of 2008. These escrowed amounts and funds drawn represent the estimated cost to substantially complete construction of the first three ATBs under construction at MMG and Eastern.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction, and assessed the fair value of the construction in progress of this ATB unit at zero, which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment, and $495 of capitalized interest costs. In the second quarter of 2008, the Partnership exercised its cancellation option. In addition, the Partnership may be required to make additional payments for certain owner furnished equipment.

          Joint Venture Commitments

          On August 7, 2006 the Partnership entered into the Joint Venture to finance the construction of the first five petroleum tankers. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $51,504 was paid through June 30, 2008. The Partnership’s remaining commitment of $18,496 is secured by a letter of credit for the benefit of the Joint Venture, and the Partnership has segregated an equivalent amount of cash into an escrow account to meet such obligations. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the tankers, of which $94,561 has been borrowed at June 30, 2008.

          Tanker Commitments

          The Partnership, through its subsidiary, Product Carriers, entered into a contract with NASSCO for the construction of nine 49,000 dwt double-hulled tankers. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. In June 2008, the Partnership extended until September 21, 2008 the expiration date of the option for the Joint Venture Investors to elect to finance the construction of the sixth and seventh vessels to be constructed under the Partnership’s contract with NASSCO.

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

15. Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. (the “Parent”) and U.S. Shipping Finance Corp. (“Subsidiary Issuer,” together with the Parent, the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Notes”)), the Partnership’s subsidiary guarantors of such Notes and the Partnership’s subsidiary non-guarantors of such Notes comprised of Product Carriers and the Joint Venture and its subsidiaries. All of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries guarantee the Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

          The Partnership’s Joint Venture and its subsidiaries, are contractually restricted from distributing assets to the Partnership entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$38,077	$6	$—	$38,083
Current portion of restricted cash and equivalents	—	—	49,515	—	—	49,515
Accounts receivable, net	—	—	8,169	—	—	8,169
Prepaid expenses and other current assets	—	—	14,752	33	—	14,785

Total current assets	—	—	110,513	39	—	110,552
Investment in subsidiaries, net	262,847	—	—	—	(262,847)	—
Intercompany receivable	273,895	70,214	—	—	(344,109)	—
Restricted cash and equivalents, net of current portion	—	—	—	—	—	—
Vessels and equipment, net	—	—	415,342	204,161	—	619,503
Deferred financing costs, net	8,660	3,795	—	8,178	(3,795)	16,838
Other assets	838	—	1,064	2,296	—	4,198

Total assets	$546,240	$74,009	$526,919	$214,674	$(610,751)	$751,091

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$3,100	$—	$—	$—	$—	$3,100
Accounts payable	—	—	14,856	—	—	14,856
Due to affiliates	—	—	907	241	—	1,148
Deferred revenue	—	—	1,085	—	—	1,085
Accrued expenses and other liabilities	—	—	15,260	11,661	—	26,921

Total current liabilities	3,100	—	32,108	11,902	—	47,110
Intercompany payable	—	—	273,895	—	(273,895)	—
Long-term debt, net of current portion	421,147	100,000	—	94,561	(100,000)	515,708
Deferred income taxes	—	—	182	—	—	182
Other liabilities	9,142	—	1,017	—	—	10,159

Total liabilities	433,389	100,000	307,202	106,463	(373,895)	573,159

Noncontrolling interest in Joint Venture	—	—	—	65,081	—	65,081

Commitments and contingencies

Partners’ Capital
Partners’ capital	120,776	(25,991)	219,717	43,130	(236,856)	120,776
Accumulated other comprehensive loss	(7,925)	—	—	—	—	(7,925)

Total partners’ capital	112,851	(25,991)	219,717	43,130	(236,856)	112,851

Total liabilities and partners’ capital	$546,240	$74,009	$526,919	$214,674	$(610,751)	$751,091

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$49,819	$—	$—	$49,819

Operating expenses
Vessel operating expenses	—	—	16,384	—	—	16,384
Voyage expenses	—	—	17,331	—	—	17,331
General and administrative expenses	146	—	3,505	360	—	4,011
Depreciation and amortization	—	—	10,445	—	—	10,445
Other expense	—	—	45	—	—	45

Total operating expenses, net	146	—	47,710	360	—	48,216

Operating (loss) income	(146)	—	2,109	(360)	—	1,603
Interest expense	6,879	3,406	—	—	(3,406)	6,879
Interest income	—	—	(655)	—	—	(655)
Net losses (gains) on derivative financial instruments	25	—	(1)	(610)	—	(586)

(Loss) income before income taxes and noncontrolling interest	(7,050)	(3,406)	2,765	250	3,406	(4,035)
Provision for income taxes	—	—	(1,514)	—	—	(1,514)

(Loss) income before noncontrolling interest	(7,050)	(3,406)	4,279	250	3,406	(2,521)
Equity in earnings of unconsolidated subsidiaries	4,367	—	—	—	(4,367)	—
Noncontrolling interest in Joint Venture losses	—	—	—	(162)	—	(162)

Net (loss) income	$(2,683)	$(3,406)	$4,279	$88	$(961)	$(2,683)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Six Months Ended June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$101,323	$—	$—	$101,323

Operating expenses
Vessel operating expenses	—	—	33,405	—	—	33,405
Voyage expenses	—	—	31,010	—	—	31,010
General and administrative expenses	183	—	7,024	798	—	8,005
Depreciation and amortization	—	—	20,949	—	—	20,949
Other expense	—	—	5,832	—	—	5,832

Total operating expenses, net	183	—	98,220	798	—	99,201

Operating (loss) income	(183)	—	3,103	(798)	—	2,122
Interest expense	14,770	6,814	—	—	(6,814)	14,770
Interest income	—	—	(1,695)	—	—	(1,695)
Net (gains) losses on derivative financial instruments	(682)	—	—	(346)	—	(1,028)

(Loss) income before income taxes and noncontrolling interest	(14,271)	(6,814)	4,798	(452)	6,814	(9,925)
Provision for income taxes	—	—	(1,222)	—	—	(1,222)

(Loss) income before noncontrolling interest	(14,271)	(6,814)	6,020	(452)	6,814	(8,703)
Equity in earnings of unconsolidated subsidiaries	5,810	—	—	—	(5,810)	—
Noncontrolling interest in Joint Venture losses	—	—	—	242	—	242

Net (loss) income	$(8,461)	$(6,814)	$6,020	$(210)	$1,004	$(8,461)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$45,621	$—	$—	$45,621

Operating expenses
Vessel operating expenses	—	—	17,407	—	—	17,407
Voyage expenses	—	—	8,712	—	—	8,712
General and administrative expenses	37	—	4,129	75	—	4,241
Depreciation and amortization	—	—	9,054	—	—	9,054

Total operating expenses, net	37	—	39,302	75	—	39,414

Operating income (loss)	(37)	—	6,319	(75)	—	6,207
Interest expense	6,654	3,405	—	1	(3,405)	6,655
Interest income	—	—	(2,570)	(2)	—	(2,572)
Gain on derivative financial instruments	(173)	—	—	(731)	—	(904)

Income (loss) before income taxes and noncontrolling interest	(6,518)	(3,405)	8,889	657	3,405	3,028
Provision for income taxes	—	—	202	—	—	202

Income (loss) before noncontrolling interest	(6,518)	(3,405)	8,687	657	3,405	2,826
Equity in earnings of unconsolidated subsidiaries	8,926	—	—	—	(8,926)	—
Noncontrolling interest in Joint Venture income	—	—	—	(418)	—	(418)

Net income (loss)	$2,408	$(3,405)	$8,687	$239	$(5,521)	$2,408

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Six Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$87,703	$—	$—	$87,703

Operating expenses
Vessel operating expenses	—	—	32,325	—	—	32,325
Voyage expenses	—	—	16,149	—	—	16,149
General and administrative expenses	37	—	7,836	133	—	8,006
Depreciation and amortization	—	—	18,102	—	—	18,102
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	37	—	70,926	133	—	71,096

Operating income (loss)	(37)	—	16,777	(133)	—	16,607
Interest expense	13,571	6,821	—	1	(6,821)	13,572
Interest income	—	—	(5,242)	(5)	—	(5,247)
Gain on derivative financial instruments	(173)	—	—	(731)	—	(904)

Income (loss) before income taxes and noncontrolling interest	(13,435)	(6,821)	22,019	602	6,821	9,186
Provision for income taxes	—	—	622	—	—	622

Income (loss) before noncontrolling interest	(13,435)	(6,821)	21,397	602	6,821	8,564
Equity in earnings of unconsolidated subsidiaries	21,592	—	—	—	(21,592)	—
Noncontrolling interest in Joint Venture income	—	—	—	(407)	—	(407)

Net income (loss)	$8,157	$(6,821)	$21,397	$195	$(14,771)	$8,157

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(8,461)	$(6,814)	$6,020	$(210)	$1,004	$(8,461)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	926	314	20,945	—	(314)	21,871
Impairment of construction-in-progress	—	—	5,712	—	—	5,712
Loss on sale of surplus equipment	—	—	120	—	—	120
Equity compensation	183	—	—	—	—	183
Provision for accounts receivable	—	—	50	—	—	50
Noncontrolling interest in Joint Venture loss	—	—	—	(242)	—	(242)
(Loss) gain on derivative financial instruments	(682)	—	—	(346)	—	(1,028)
Deferred income taxes	—	—	(1,290)	—	—	(1,290)
Capitalized drydock costs	—	—	(2,551)	—	—	(2,551)
Equity in earnings of unconsolidated subsidiaries	(5,810)	—	—	—	5,810	—
Changes in assets and liabilities:
Accounts receivable	—	—	3,263	—	—	3,263
Prepaid expenses and other current assets	—	—	(2,851)	—	—	(2,851)
Other assets	—	—	—	—	—	—
Accounts payable	—	—	255	—	—	255
Deferred revenue	—	—	(108)	—	—	(108)
Accrued expenses and other liabilities	—	—	(1,074)	(495)	—	(1,569)

Net cash (used in) provided by operating activities	(13,844)	(6,500)	28,491	(1,293)	6,500	13,354

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	75,767	—	—	75,767
Sale of surplus equipment	—	—	280	—	—	280
Construction of vessels and equipment	—	—	(48,779)	(105,371)	—	(154,150)
Gain on derivative financial instruments	—	—	657	—	—	657

Net cash provided by (used in) investing activities	—	—	27,925	(105,371)	—	(77,446)

Cash flows from financing activities
Proceeds from borrowings	7,000	—	—	—	—	7,000
Proceeds from Joint Venture revolver borrowings	—	—	—	53,331	—	53,331
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	53,331	(21,332)	31,999
Repayment of debt	(1,550)	—	—	—	—	(1,550)
Intercompany receivable / payable	18,603	6,500	(39,935)	—	14,832	—
Distributions to partners	(10,209)	—	—	—	—	(10,209)

Net cash provided by (used in) financing activities	$13,844	$6,500	$(39,935)	$106,662	$(6,500)	$80,571

Net increase (decrease) in cash and cash equivalents	—	—	16,481	(2)	—	16,479
Cash and cash equivalents at beginning of period	—	—	21,596	8	—	21,604

Cash and cash equivalents at end of period	$—	$—	$38,077	$6	$—	$38,083

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$8,157	$(6,821)	$21,397	$195	$(14,771)	$8,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	822	321	18,102	—	(321)	18,924
Provision for accounts receivable	—	—	315	—	—	315
Deferred income taxes	—	—	(431)	—	—	(431)
Equity compensation	37	—	—	—	—	37
Noncontrolling interest in Joint Venture income	—	—	—	407	—	407
Gain on derivative financial instruments	(173)	—	—	(731)	—	(904)
Capitalized drydock costs	—	—	(5,606)	—	—	(5,606)
Equity in earnings of unconsolidated subsidiaries	(21,592)	—	—	—	21,592	—
Changes in assets and liabilities:
Accounts receivable	—	—	(103)	—	—	(103)
Prepaid expenses and other current assets	—	—	(1,982)	13	—	(1,969)
Other assets	—	—	(158)	—	—	(158)
Accounts payable	—	—	(92)	—	—	(92)
Deferred revenue	—	—	(1,178)	—	—	(1,178)
Accrued expenses and other liabilities	—	—	2,094	(244)	—	1,850

Net cash provided by (used in) operating activities	(12,749)	(6,500)	32,358	(360)	6,500	19,249

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	26,274	—	—	26,274
Cash received upon settlement of derivative financial instruments	173	—	—	—	—	173
Payments to Hess, net	—	—	(447)	—	—	(447)
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Construction of vessels and equipment	—	—	(49,801)	(10,705)	—	(60,506)

Net cash provided by (used in) investing activities	173	—	(23,974)	(12,629)	—	(36,430)

Cash flows from financing activities
Proceeds from borrowings	25,000	—	—	—	—	25,000
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	7,459	(2,983)	4,476
Proceeds from Joint Venture revolver borrowings	—	—	—	5,535	—	5,535
Repayment of debt	(1,388)	—	—	—	—	(1,388)
Intercompany receivable / payable	5,708	6,500	(8,691)	—	(3,517)	—
Distributions to partners/members	(16,744)	—	—	—	—	(16,744)

Net cash provided by (used in) financing activities	$12,576	$6,500	$(8,691)	$12,994	$(6,500)	$16,879

Net (decrease) increase in cash and cash equivalents	—	—	(307)	5	—	(302)
Cash and cash equivalents at beginning of period	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of period	$—	$—	$2,379	$5	$—	$2,384

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

Overview

Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Recently, to improve utilization of the ITB fleet, we have employed three of our ITBs to transport grain overseas for humanitarian organizations. These transactions are not subject to the provisions of the Jones Act, but U.S Flag vessels are given preference for these voyages. We do not assume ownership of any of the products that we transport on our vessels. Our existing fleet consists of eleven tank vessels: six integrated tug barge units (“ITBs”); one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and one articulated tug barge unit (“ATB”) that entered service in July 2007. We have embarked upon a capital construction program to build additional ATBs and, through a joint venture, additional tank vessels that upon completion will result in our having one of the most modern fleets in service. Our primary customers are major oil and chemical companies.

Significant Challenges of Our Changing Business Model

          Our business model is changing in the near term. Upon our formation, our six ITBs transported petroleum products under long-term charters with major petroleum companies. Our level of revenues and the types of product that we transported were predictable. However, as a result of the expiration of the Hess support agreement, which provided us with specified minimum charter rates for our ITBs, combined with the desire of customers for new vessels and the newbuilding programs, which have resulted in the supply of Jones Act vessels able to transport petroleum products not decreasing as we had expected, we anticipate that our ITBs will operate more in the spot market, which has become more competitive, than the term charter market. Accordingly, our revenues will be less predictable and, due to the increasing importance of our specialty chemical transportation business and our desire to keep our vessels operating, more of our revenues may be derived from the transportation of products that are not petroleum based. As a publicly traded master limited partnership, our earnings are generally not subject to tax, as long as 90% or more of our revenues are from qualifying income which includes revenue derived from the transportation of petroleum based products, among other items. Our increasing percentage of revenue derived from the transportation of non petroleum based products that do not generate qualifying income has caused us to operate more of our vessels from entities taxed as corporations, which are subject to entity level taxation but allow us to exclude this revenue from the 90% qualifying income test (and allow us to include dividends paid to us by these corporate entities as qualifying income). This increases our tax burden, and requires us to closely monitor the level of non qualifying income generated in our non corporate entities for compliance with the aforementioned 90% rule. We are actively seeking measures to optimize our capital structure and our legal entity structure to cope with this changing business model.

          Since our ITBs were under time charters in prior years, we did not require substantial operations to manage the day-to-day logistical and chartering aspects of the business. Subsequent to the acquisition of the ITBs, we began to acquire vessels that transported non petroleum products, including the Chemical Pioneer, the Charleston, the Sea Venture and the ATB Freeport. These parcel tankers and barges differ from our ITBs in that they carry smaller lots and are designed to carry multiple products simultaneously. We have contracts of affreightment from chemical customers that historically accounted for the capacity of these vessels. These contracts of affreightment allow us the flexibility to employ our vessels as we see fit, and accordingly, we manage the logistical requirements of these vessels collectively. Additionally, our ITBs are expected to operate predominantly in the spot market prospectively until their OPA 90 phase-out date, and are increasingly likely to carry non petroleum products, as most petroleum customers prefer to contract new double-hulled vessels under long-term charters. This combination of our ITBs in the spot market, and the logistical aspects of managing our chemical contracts and grain voyages, has placed an additional operating burden on us. Our ability to effectively manage our changing operations is critical to our future success.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. As we add two additional vessels in 2008 and our ITBs participate more in the spot market, USS expects its working capital requirements to increase. We have limited availability under our credit facility to finance this increase in working capital requirements.

          During 2008 we have been successful in employing three of our ITBs that might otherwise have been idle in the overseas transportation of grain for humanitarian organizations. These voyages have different characteristics than our transportation of refined petroleum products, including longer voyages, voyages overseas and different revenue and expense recognition policies. These different characteristics make a comparison of our present results with our prior results less meaningful. In addition, we do not have any long-term contracts to transport grain and there can be no assurance that we will be able to continue to obtain these grain voyages. Furthermore, to the extent more of our activities involve the transportation of products that do not generate “qualifying income,” it will be more difficult for us to insure that at least 90% of our revenue is “qualifying income.” If less than 90% of our revenue is “qualifying income,” we will be taxed as a corporation rather than a partnership, which may result in a significant reduction in the amount of cash available for distribution to unitholders.

Liquidity

          During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008 market conditions in the spot market deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Due to these market shifts, our ITBs have recently incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which has substantially increased the likelihood that the Partnership will not be able to remain in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under our Third Amended and Restated Credit Facility (“Senior Credit Facility”), as early as the end of the third quarter of 2008 We were in compliance with all of our financial covenants at the second quarter of 2008.

          If a breach occurs, we will be prohibited from making distributions on our common units until we have cured such breach (although any unpaid distributions will accrue). In addition, a breach of our loan covenants would give the lenders under the Senior Credit Facility the right to refuse to make funds available under the revolving credit facility and to demand immediate payment of our loans under the Senior Credit Facility and cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility. In addition, the lenders under the senior credit facility could prohibit us from paying interest on the senior notes.

          In response to these issues, we have retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources. In order to give us adequate time to pursue strategic alternatives, we have entered into negotiations with our lenders to amend certain financial ratio covenants under the Senior Credit Facility.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and will not pay a distribution on any of our units in respect of the second quarter of 2008. Based on discussions to date with our lenders regarding an amendment to the Senior Credit Facility, we believe any amendment will prohibit the payment of distributions on any units for at least a specified period of time.

          Consistent with generally accepted accounting principles, our condensed consolidated financial statements included herein have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that our debt is not accelerated, we believe that we will have sufficient liquidity to meet ongoing operations for the remainder of 2008. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and, accordingly, in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. Although there can be no assurance, we believe we will be successful in renegotiating the Senior Credit Facility.

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

          Any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached these age limits. Accordingly, we expect that our ITBs will continue to derive an increasing percentage of their revenue from operating in the spot market over the next several years. The announced or other newbuilding programs may make the repurposing of our ITBs uneconomical or unattractive to charterers compared to a newly built vessel, and may adversely impact our levels of qualifying income for tax purposes.

Future Growth

          We have entered into contracts to construct four additional ATB units, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, in June 2008 we exercised our option to cancel the fourth ATB. We expect that the first two of these ATB units will be completed in August 2008 and November 2008, respectively, and the third ATB unit will be completed in August 2009. The tug for the first of these ATBs is currently enroute to pick up the barge portion in Sturgeon Bay, Wisconsin. The Partnership expects that the completed ATB will be placed in service during the second half of August, 2008, at a total cost (excluding capitalized interest) of approximately $66.6 million. The cost increase over the originally budgeted amount of $65 million was principally due to contractually provided cost increases related to increases in major components and change orders. The funds to substantially complete these three ATBs have been placed in escrow. For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

          We, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. The builder is currently scheduled to deliver the first tanker in the second quarter of 2009, the second tanker later in 2009, two tankers in 2010, one tanker in 2011, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers with third party investors led by affiliates of The Blackstone Group (the “Joint Venture Investors”). Our ability to take delivery of these vessels from our Joint Venture will depend on our ability to finance the purchase of these vessels upon their completion. If the vessels remain in the Joint Venture, we will not receive the bulk of the benefits associated with ownership of these vessels, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition, and it is likely that our interest in the Joint Venture will be negatively impacted.

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

Revenue Generating Transactions

          We generate revenue by charging customers for the transportation and distribution of their products utilizing our vessels. These services are generally provided under the following four basic types of contractual relationships:

•	time charters, which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate;

•	contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, generally for one or more years, at a negotiated rate per ton;

•	consecutive voyage charters, which are charters for a specified period of time at a negotiated rate per ton;

•	and spot charters, which are charters for shorter intervals, usually a single round-trip, that are made on either a current market rate or lump sum contractual basis.

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

          The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Per ton/lump sum
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as vessel is available for	Customer does not pay operations	Customer pays if cargo not ready	Customer pays if cargo not ready

(1)	Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby a portion of fuel cost increases are passed on to our customers.

          For the three months ended June 30, 2008 and 2007 we derived approximately 52% and 75%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 48% and 25%, respectively, of our revenue from spot charters. For the six months ended June 30, 2008 and 2007 we derived approximately 60% and 80%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 40% and 20%, respectively, of our revenue from spot charters. We expect the trend of increasing revenues from spot voyages to continue, as we expect our ITBs to be employed more often in the spot market in the future.

The following table sets forth the markets in which our ITBs were operating during the first and second quarters of 2007 and 2008:

	Quarter Ending	Quarter Ending	Quarter Ending	Quarter Ending
Vessel	March 31, 2008	March 31, 2007	June 30, 2008	June 30, 2007

Baltimore (1)	Time Charter	Time Charter	Time Charter/Spot	Time Charter/Spot
Groton (2)	Time Charter	Time Charter	Spot	Time Charter
Jacksonville (3)	Time Charter	Spot	Spot	Spot
Mobile (4)	Time Charter	Time Charter	Time Charter	Time Charter
New York (5)	COA	Spot	COA/Spot	Spot
Philadelphia (6)	Spot	COA	Spot	COA
Houston	Time Charter	Time Charter	Time Charter	Time Charter
Sea Venture	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Freeport	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Chemical Pioneer	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Charleston	COA/Spot	COA/Spot	COA/Spot	COA/Spot

(1)	ITB Baltimore entered spot market on 5/19/08 upon its first grain voyage.

(2)	ITB Groton entered spot market on 4/28/08.

(3)	ITB Jacksonville re-entered the spot market on 4/7/08 upon its first grain voyage.

(4)	ITB Mobile current time charter will transfer to the ITB New York on 7/4/08.

(5)	ITB New York will begin a time charter transferred from the ITB Mobile on 7/4/08.

(6)	ITB Philadelphia entered spot market on 12/14/07 upon its first grain voyage.

Definitions

          In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

•

Voyage revenue. Voyage revenue includes revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts described in the preceding sentence. The timing of the recognition of voyage revenue is impacted by the type of products that we carry. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue when the grain is delivered to its final destination.

•

Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage, including, in the case of certain grain voyages, the cost of readying the vessel to carry grain. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. A substantial portion of certain cost increases can be passed on to our customers. The timing of the recognition of voyage expenses is impacted by the type of products that we carry. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, we generally recognize voyage expenses based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize voyage expenses when the grain is delivered to its final destination. These expenses are deferred and accrued as a liability on our balance sheet.

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

o

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and generally amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston; however, if our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over 30 months. We expect that our ITBs will be able to continue participation in the UWILD program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and all of the newbuild ATBs and product tankers qualify for the UWILD Program.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. The ATBs and petroleum tankers being constructed by the Joint Venture also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

•

Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue (voyage revenue less voyage expenses) earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period, adjusted for any days related to grain voyages for which revenue has not yet been recognized. Fluctuations in time charter equivalent result not only from changes in charter rates charged to our customers, but also from voyage expenses incurred as well as from external factors such as weather or other delays.

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007

Voyage revenue	$49,819	$45,621	$101,323	$87,703

Vessel operating expenses	16,384	17,407	33,405	32,325
% of voyage revenue	32.9%	38.2%	33.0%	36.9%
Voyage expenses	17,331	8,712	31,010	16,149
% of voyage revenue	34.8%	19.1%	30.6%	18.4%
General and administrative expenses	4,011	4,241	8,005	8,006
% of voyage revenue	8.1%	9.3%	7.9%	9.1%
Depreciation and amortization	10,445	9,054	20,949	18,102
Other expenses (income)	45	—	5,832	(3,486)

Total operating expenses, net	48,216	39,414	99,201	71,096

Operating income	1,603	6,207	2,122	16,607
% of voyage revenue	3.2%	13.6%	2.1%	18.9%
Interest expense	6,879	6,655	14,770	13,572
Interest income	(655)	(2,572)	(1,695)	(5,247)
Net gains on derivative financial instruments	(586)	(904)	(1,028)	(904)

Loss (income) before income taxes and noncontrolling interest	(4,035)	3,028	(9,925)	9,186
(Benefit) provision for income taxes	(1,514)	202	(1,222)	622

(Loss) income before noncontrolling interest	(2,521)	2,826	(8,703)	8,564
Noncontrolling interest in Joint Venture (income) loss	(162)	(418)	242	(407)

Net (loss) income	$(2,683)	$2,408	$(8,461)	$8,157

Distributions declared per common unit in respect of the period	$—	$0.45	$0.45	$0.90

Operating Data
Number of vessels	11	10	11	10
Total vessel days	1,001	910	2,002	1,810
Days worked	937	896	1,922	1,789
Drydocking days	—	6	—	6
Net utilization	94%	98%	96%	99%
Average daily time charter equivalent rate	$36,310	$41,193	$37,424	$39,997

In order to address reduced demand for our ITBs in the spot market for transportation of petroleum products, we are currently employing three of our ITBs in the foreign transportation of grain for humanitarian organizations. Unlike our petroleum voyages, where we generally recognize revenue and expenses based upon the relative transit time in each period to the total estimated transit time for each voyage, for our grain voyages we recognize revenue and voyage expenses when the grain has been delivered to its final destination, which may fall into the next reporting period. However, our grain voyage expenses are deferred and accrued as a liability on our balance sheet during the voyage. As a result, a comparison of our results with prior quarters and comparable periods in the prior year may be less meaningful.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

          Voyage Revenue. Voyage revenue was $49.8 million for the three months ended June 30, 2008, an increase of $4.2 million, or 9%, from $45.6 million for the three months ended June 30, 2007. The increase in voyage revenue was primarily the result of the addition of the ATB Freeport, which was placed in service in July 2007, as well as higher spot market rates compared to time charter rates given that spot market rates include an amount to cover voyage expenses whereas time charter rates do not include this amount because the customer is responsible for payment of these expenses. These increases in revenues were partially offset by more offhire days due to reduced demand for our ITBs, as well as the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages. Revenues are affected by several factors, such as the mix of charter types, the charter rates attainable in the market, fleet utilization and other items such as fuel surcharges. Certain charters, including contracts of affreightment and consecutive voyage charters, generally provide for fuel escalation charges, but do not fully protect us when the price of fuel increases. These charges generally increase revenue, but only serve to partially offset the increase in fuel expenses. Revenue for the three months ended June 30, 2008 included $4.4 million of fuel surcharges, compared to $2.6 million for the three months ended June 30, 2007.

          For the three months ended June 30, 2008, revenues from our chemical fleet were $20.1 million, an increase of $5.4 million over the three months ended June 30, 2007. The ATB Freeport contributed $4.5 million of this increase; the remainder of this increase was due to increased charter rates and fuel surcharges. Revenue from the remainder of the Partnership’s vessels, which consist of the six ITBs and the product tanker Houston, were $29.8 million for the three months ended June 30, 2008, a decrease of $1.1 million from the comparable period in 2007. The decrease in revenue is largely due to the deferral of recognition of revenue of approximately $5.5 million attributable to two grain voyages that commenced in the second quarter of 2008 that will be recognized in the third quarter of 2008 upon delivery of the grain to its final destination, as well as increased offhire days due to reduced demand in the spot market for transportation of petroleum products and required repairs to the ITB New York. The decrease in revenues from the Partnership’s ITB fleet was partially offset by the fact that the Partnership obtained higher rates than it would have received if the vessels had been operating on time charters, as the Partnership was responsible for the payment of voyage expenses.

          Vessel Operating Expenses. Vessel operating expenses were $16.4 million for the three months ended June 30, 2008, a decrease of $1.0 million, or 6%, compared to $17.4 million for the three months ended June 30, 2007. We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The decrease is primarily due to a reduction in expenditures, for supplies, repairs, maintenance, safety and training, of $2.2 million. This decrease is partially offset by the addition of the ATB Freeport, which increased vessel operating expenses by $1.1 million, as well as a $0.1 million net increase in all other vessel operating expenses.

          Voyage Expenses. Voyage expenses were $17.3 million for the three months ended June 30, 2008, an increase of $8.6 million, or 99%, compared to $8.7 million for the three months ended June 30, 2007. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage. These expenses can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer are responsible for these expenses. Typically, freight rates are higher when we pay voyage expenses.

          During the three months ended June 30, 2008, voyage expenses increased by $8.6 million over the prior year due to the addition of the ATB Freeport, which contributed $1.4 million in voyage expenses, coupled with increases in fuel, port, commission and other costs on the remaining fleet of approximately $7.2 million. Approximately $3.8 million of the $7.2 million increase related to increased fuel costs for these vessels, which were only partially offset by the $0.8 million of increased fuel surcharge revenue, and approximately $2.8 million of the increase related to the costs of readying our ITBs to transport grain. The significant increase in voyage expenses is due to the expiration of time charters for two of our ITBs in 2008, resulting in the Partnership incurring voyage expenses that the customer paid directly under time charters. The impact of these additional voyage expenses increased revenues, as rates are generally higher to compensate for the voyage expenses previously incurred by the customer, rather than us, under a time charter. Because we do not recognize voyage expenses related to our grain voyages until the grain is delivered to its final destination, voyage expenses for the three months ended June 30, 2008 do not include approximately $2.3 million of expenses deferred in connection with grain voyages commenced in the second quarter of 2008 that were completed in July 2008.

          General and Administrative Expenses. General and administrative expenses were $4.0 million for the three months ended June 30, 2008 compared to $4.2 million for the three months ended June 30, 2007, a decrease of $0.2 million or 5%. A decrease in personnel expenses of $0.6 million was partially offset by an increase in professional fees, consisting of legal, accounting and consulting fees primarily related to our review of strategic alternatives, of $0.4 million.

          Depreciation and Amortization. Depreciation and amortization was $10.4 million for the three months ended June 30, 2008, an increase of $1.4 million, or 15%, compared to $9.1 million for the three months ended June 30, 2007. The increase is primarily due to additional amortization of drydock expenditures of $1.0 million, principally resulting from drydocks completed in 2007, and $0.8 million attributable to the addition of the ATB Freeport. These increases to depreciation and amortization expense were offset by a decrease of $0.4 million, resulting from an adjustment to the values assigned to the vessels in the original purchase of the ITBs due to net payments made to us under the Hess Support Agreement, which under GAAP were considered an adjustment to the original purchase price.

          Other expense (income). Other expense in the three months ended June 30, 2008 of $45 reflects a loss related to the sale of surplus equipment. There were no other expense or income items in the three months ended June 30, 2007.

          Interest Expense. Interest expense was $6.9 million for the three months ended June 30, 2008, an increase of $0.2 million, or 3%, compared to $6.7 million for the three months ended June 30, 2007. The increase is primarily attributable to a higher average outstanding debt balance during the 2008 quarter partially offset by a decrease in interest rates. The average effective interest rate for the quarter ended June 30, 2008 was 9.2% compared to 10.0% for the quarter ended June 30, 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $0.7 million for the three months ended June 30, 2008, a decrease of $1.9 million, or 75%, compared to $2.6 million for the three months ended June 30, 2007. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease.

          Net Gains on Derivative Financial Instruments. The Joint Venture recorded a gain of $0.6 million in the three months ended June 30, 2008 in connection with the interest rate cap it had entered into in April 2007. For information on this interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” During the quarter ended June 30, 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, resulting in a gain of $0.2 million. Additionally, the Joint Venture recorded a gain of $0.7 million in connection with its interest rate cap.

          Provision for Income Taxes. The benefit for income taxes was $1.5 million for the three months ended June 30, 2008, compared to a provision for income taxes of $0.2 million for the three months ended June 30, 2007. The benefit recorded in the second quarter of 2008 is primarily due to a benefit of $5.7 million recorded upon the transfer of the ownership interests in the limited liability companies that own the ITB Groton, ITB New York, ITB Jacksonville, and ITB Baltimore to the corporate entity USCS Chemical Pioneer Inc. In addition, a provision of $2.8 million was recorded to provide a valuation allowance against deferred tax assets created during the period as a result of the transfer of these subsidiaries. Further $0.1 million of tax provision related to unrecognized tax benefits was recorded during the second quarter of 2008. Offsetting the benefit for income taxes was a tax provision of $0.8 million related to the current period operating results at the various corporate subsidiaries, and a deferred tax provision of $0.5 million related to the revision of the deferred tax assets for USCS Sea Venture LLC. For the comparable period in 2007, only the Chemical Pioneer was owned by a corporate subsidiary subject to federal, state and local income taxes.

          Noncontrolling Interest in Joint Venture. For the three months ended June 30, 2008, we recorded noncontrolling interest in Joint Venture income of $0.2 million compared to $0.4 million for the three months ended June 30, 2007, relating to the 60% of the Joint Venture owned by third parties.

          Net Loss. The net loss for the three months ended June 30, 2008 was $2.7 million, a decrease of $5.1 million, compared to net income of $2.4 million for the three months ended June 30, 2007. The decrease in operating income of $4.6 million, a decrease in net interest income of $2.1 million and reduced gains of $0.3 million on financial instrument derivatives drove this decrease. This decrease was offset by $1.7 million favorable tax variance from the three months ended June 30, 2007. Additionally there was a $0.3 million favorable variance on the non controlling interest in the Joint Venture.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

          The six month period ended June 30, 2008 is one day greater than the six month period ended June 30, 2007.

          Voyage Revenue. Voyage revenue was $101.3 million for the six months ended June 30, 2008, an increase of $13.6 million, or 16%, from $87.7 million for the six months ended June 30, 2007. The increase in voyage revenue was primarily the result of the addition of the ATB Freeport, which was placed in service in July 2007, as well as higher spot market rates compared to time charter rates given that spot market rates include an amount to cover voyage expenses whereas time charter rates do not include this amount because the customer is responsible for payment of these expenses. These increases in revenues were partially offset by more offhire days due to reduced demand for our ITBs as well as the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages. Revenues are affected by several factors, such as the mix of charter types; the charter rates attainable in the market; fleet utilization and other items such as fuel surcharges. Certain charters, including contracts of affreightment and consecutive voyage charters generally provide for fuel escalation charges that are designed to protect us against increases in fuel prices; however, these surcharges do not protect us fully when the price of fuel increases. These charges generally increase revenue, but only serve to offset the increase in fuel expenses. Revenue for the six months ended June 30, 2008 included $9.5 million of fuel surcharges, compared to $4.3 million for the six months ended June 30, 2007.

          For the six months ended June 30, 2008, revenues from our chemical fleet were $39.5 million, an increase of $10.6 million over the six months ended June 30, 2007. The ATB Freeport contributed $8.7 million of this increase; the remainder of this increase was due to increased charter rates and fuel surcharges. Revenue related to the Partnership’s ITB fleet and the product tanker Houston were $61.8 million for the six months ended June 30, 2008, an increase of approximately $3.0 million from the comparable period in 2007. The increase in revenue for the ITB fleet revenue for the first half of 2008 was due primarily to approximately $3.0 million of revenue from a grain voyage the recognition of which was deferred until the grain reached its final destination in February 2008. Furthermore, the Partnership experienced increased revenues from obtaining higher rates than it would have received if the vessels had been operating on time charters, as the Partnership was responsible for the payment of voyage expenses. These increases were partially offset by an increase in the number of offhire days for the ITBs in the first half of 2008 compared to the first half of 2007 and the deferral of recognition of $5.5 million of revenue attributable to two grain voyages that commenced in the second quarter of 2008 that will be recognized in the third quarter of 2008, when the grain reached its final destination. At June 30, 2008, total deferred costs for these grain voyages were approximately $2.3 million. Revenue related to the Partnership’s chemical fleet (other than the ATB Freeport increased by $1.9 million from the comparable period in 2007 due to increased charter rates.

          Vessel Operating Expenses. Vessel operating expenses were $33.4 million for the six months ended June 30, 2008, an increase of $1.1 million, or 3%, as compared to $32.3 million for the six months ended June 30, 2007. We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The increase is primarily due to the addition of the ATB Freeport, which increased vessel operating expenses by $2.4 million. Additionally, crew wages and benefits increased by $.9 million and all other vessel operating expenses increased by $0.2 million. The increase in crew wages and benefits resulted from new collective bargaining agreements with the unions that cover the crew members and officers of our vessels effective in the second and third quarters of 2007, respectively. These increases were offset by a $2.4 million decrease in expenditures for supplies, repairs and maintenance and a $0.2 million net increase in all other vessel operating expenses.

          Voyage Expenses. Voyage expenses increased by $14.9 million, or 92%, over the prior year due to the addition of the ATB Freeport, which contributed $3.0 million in additional voyage expenses, along with increases in fuel, port, and commission costs on the remaining fleet of approximately $7.3 million. Approximately $6.2 million of this $7.3 million increase related to increased fuel costs, which were partially offset by the $3.2 million of increased fuel surcharge revenue. In addition, grain voyage related expenses, including tank cleaning, increased voyage expenses by $4.6 million for the ITB Philadelphia, ITB Jacksonville, and ITB Baltimore in the first half of 2008. The significant increase in voyage expenses is due to the expiration of time charters for two of our ITBs in 2008, resulting in the Partnership incurring voyage expenses that the customer paid directly under time charters. The impact of these additional voyage expenses increased revenues, as rates are higher to compensate for these voyage expenses that were previously incurred by the customer, rather than us, under a time charter. Because we do not recognize voyage expenses related to our grain voyages until the grain is delivered to its final destination, voyage expenses for the six months ended June 30, 2008 do not include approximately $2.3 million of expenses deferred in connection with grain voyages commenced in the second quarter of 2008 that were completed in July 2008.

          General and Administrative Expenses. General and administrative expenses were $8.0 million for the six month periods ended June 30, 2008 and June 30, 2007. An increase in professional fees, consisting of legal, accounting and consulting fees, and directors fees of $1.0 million were offset by a net decrease in personnel expenses of $1.0 million.

          Depreciation and Amortization. Depreciation and amortization was $20.9 million for the six months ended June 30, 2008, an increase of $2.8 million, or 16%, compared to $18.1 million for the six months ended June 30, 2007. The increase is primarily due to additional amortization of drydock expenditures of $2.0 million, principally resulting from drydocks completed in 2007, and $1.6 million attributable to the addition of the ATB Freeport. These increases to depreciation and amortization expense were offset by a decrease of $0.7 million, resulting from an adjustment to the values assigned to the vessels in the original purchase of the ITBs due to net payments made to us under the Hess Support Agreement, which under GAAP were considered an adjustment to the original purchase price.

          Other expense (income). Other expense in the six months ended June 30, 2008 reflects an impairment loss of $5.7 million and a loss of $0.1 million related to the sale of surplus equipment. We previously entered into contracts to construct four additional ATB units similar to the ATB Freeport, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. The Partnership exercised its cancellation option for the fourth ATB unit. Accordingly, we have assessed the fair value of the construction in progress of the fourth ATB unit at zero, resulting in a non-cash impairment charge of $5.7 million which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, and $0.5 million of capitalized interest costs. For the six months ended June 30, 2007, a $3.5 million contract settlement was paid to us, resulting in other income for the period.

          Interest Expense. Interest expense was $14.8 million for the six months ended June 30, 2008, an increase of $1.2 million, or 9%, compared to $13.6 million for the six months ended June 30, 2007. The increase is primarily attributable to a higher average outstanding debt balance during the 2008 quarter partially offset by a decrease in interest rates. The average effective interest rate for the six months ended June 30, 2008 was 9.5% compared to 10.0% for the same period in 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $1.7 million for the six months ended June 30, 2008, a decrease of $3.6 million, or 68%, compared to $5.2 million for the six months ended June 30, 2007. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease.

          Net Gains on Derivative Financial Instruments. We recorded a gain and received proceeds of $0.7 million in connection with the sale of foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. For information on our foreign currency forward contracts, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Additionally, the Joint Venture recorded a gain of $0.3 million in the six months ended June 30, 2008 in connection with the interest rate cap it had entered into in April 2007. For information on this interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” During the second quarter ended June 30, 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, resulting in a gain of $0.2 million. Additionally, the Joint Venture recorded a gain of $0.7 million in connection with its interest rate cap.

          Provision for Income Taxes. The benefit for income taxes was $1.2 million for the six months ended June 30, 2008. The benefit recorded in the first half of 2008 is primarily due to a benefit of $5.0 million recorded upon the transfer of the ownership interest in the limited liability companies that own the ITB Groton, ITB New York, ITB Jacksonville, and ITB Baltimore to the corporate entity USCS Chemical Pioneer Inc and the election to treat the ITB Philadelphia LLC and USCS Sea Venture LLC as corporations for tax purposes. Additionally, a provision of $3.7 million was recorded to provide a valuation allowance against deferred tax assets created during the period as a result of these transfers and tax elections and net operating losses generated in earlier periods. A provision of $0.2 million for unrecognized tax benefits was also recorded during the second quarter 2008. Offsetting these items were losses at the various corporate subsidiaries generating a tax benefit of $0.1 million. For the comparable period in 2007, only the Chemical Pioneer was owned by a corporate subsidiary subject to federal, state and local income taxes.

          Noncontrolling Interest in Joint Venture. For the six months ended June 30, 2008, we recorded noncontrolling interest in Joint Venture losses of $0.2 million compared to $0.4 million in Joint Venture income for the six months ended June 30, 2007, relating to the 60% of the Joint Venture owned by third parties.

          Net Loss. The net loss for the six months ended June 30, 2008 was $8.5 million, a decrease of $16.6 million, compared to net income of $8.2 million for the six months ended June 30, 2007. The decrease in operating income of $14.5 million (which includes a $5.7 million non-cash impairment charge), and the decrease in net interest income of $4.8 million, were the primary reasons for the decrease. This decrease was offset primarily by a $1.8 million favorable variance on the income tax benefit from the six months ended June 30, 2007. Additionally, there was a $0.7 million favorable variance in the noncontrolling interest in the Joint Venture and an increase of $0.1 million from the gains on derivative financial instruments.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $13.4 million and $19.2 million for the six months ended June 30, 2008 and 2007, respectively.

          The decrease in operating cash flows of $5.9 million in the first six months of 2008 compared to the first six months of 2007 is the result of the decrease in net income of $16.6 million. This decrease in net income was offset by non-cash items of $7.0 million, a reduction in capitalized drydock cost of $3.1 million and an increase in net operating assets of $0.6 million.

          Although no vessels underwent drydockings in the six months ended June 30, 2008 or June 30, 2007, there were expenditures for drydockings related to accrued expenses for drydockings that took place in previous periods. Three vessels are scheduled for drydocking in 2008, and two ITBs are scheduled for UWILD surveys. As a result, we expect operating cash flows to be negatively impacted in 2008 as compared to 2007, due to increased drydocking expenditures and reduced revenues due to increased days off-hire as a result of such drydocks and UWILD surveys.

          The change in non-cash items of $7.0 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due primarily to the $5.7 million write-off of the capitalized costs incurred as of June 30, 2008 related the Partnership’s exercised option to cancel the construction of the fourth ATB in our current ATB newbuild series, an increase in depreciation and amortization of $2.9 million, an increase in costs for stock issued to directors of $0.1 million, and a loss on the sale of surplus equipment of $0.1 million. These items were partially offset by a decrease in our deferred tax liabilities of $1.3 million, a decrease in the non-controlling interest in Joint Venture (income) loss of $0.6 million, a decrease in the provision for accounts receivable of $0.3 million and a decrease in net gains on derivative financial instruments of $0.1 million.

          Increased working capital cash requirements of $0.6 million are due to overall higher net operating assets primarily affected by the addition of the ATB Freeport, which drove receivables and other current assets higher compared to June 30, 2007, and the employment of five of our ITBs in the spot market in 2008. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility, and not realized economically until payment is made to us by the customer. Additionally, payment dates are generally at the completion of a voyage, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer than refined petroleum product voyages. As we add two additional vessels in 2008 and our ITBs participate more in the spot market, we expect our working capital requirements to increase.

Investing Cash Flows

          Net cash used in investing activities totaled $77.4 million for the six months ended June 30, 2008, an increase of $41.0 million compared to net cash used of $36.4 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, we made $48.3 million of payments toward the construction of the ATBs and the Joint Venture made $105.9 million of payments toward the construction of the product tankers. Of the $154.2 million spent for the construction of ATBs and tankers, $75.8 million was funded from our restricted cash accounts; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility. Additionally, in the six months ended June 30, 2008, we received $0.7 million of cash related to the cash flow hedges that were terminated given that the related underlying contract payments were canceled, and received $0.3 million related to the sale of some surplus equipment. For the six months ended June 30, 2007, we made $49.8 million of payments toward the construction of the ATBs and the Joint Venture made $10.7 million of payments toward the construction of the product tankers. Of the $60.5 million spent for the construction of ATBs and tankers, $26.3 million was funded from our restricted cash accounts; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility. Additionally, in the six months ended June 30, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100.0 million effective April 1, 2007 for $1.9 million, including transaction fees.

          The amounts received from or paid to Hess pursuant to the Hess support agreement were not recognized as revenue or expense but were deferred for accounting purposes throughout the term of the support agreement and reflected as a decrease to the purchase price of the ITBs in September 2007, which was the end of the Hess support agreement. Prior to such adjustment, they were included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB was less than the support rate set forth in the support agreement, Hess paid the difference between the two rates to us. If the rate for an ITB exceeded the support rate set forth in the support agreement, we paid the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement. If Hess had been fully reimbursed for all payments made under the support agreement, we would have been obligated to pay Hess 50% of any remaining excess. Payments to Hess, net of payments received from Hess, under the support agreement were $0.4 million for the six months ended June 30, 2007.

Financing Cash Flows

          For the six months ended June 30, 2008, net cash provided by financing activity was $80.6 million. The Joint Venture received a total of $85.3 million from the Joint Venture Investors, of which $32.0 million was equity contributions, and $53.3 million was pursuant the Joint Venture’s credit facility. Amounts received from the Joint Venture Investors will increase substantially as the Joint Venture continues to construct the product tankers, but are limited to total equity contributions of $105.0 million and total debt of $325.0 million. Due to the recent acceleration of the construction of the product tankers, it is possible that these limits may be reached prior to completion of all five vessels, as having multiple vessels under construction in the Joint Venture simultaneously on an accelerated basis will increase the Joint Venture’s capital requirements. Additionally, in the six months ended June 30, 2008 we borrowed $7.0 million under our credit facility, made scheduled debt payments of $1.6 million in the six months ended June 30, 2008, and distributed $10.2 million to our holders of common units (but not our subordinated unit holders or our general partner) in respect to the first quarter of 2008 and the fourth quarter of 2007. Distributions to partners will decrease in 2008 as compared to 2007 as we do not expect to make distributions to any of our unitholders in the second half of 2008. Distributions to our common and subordinated unitholders and our general partner in the second half of 2007 totaled $16.7 million.

          Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2007. We borrowed $25.0 million under our credit facility. Our Joint Venture received a total of $10.0 million from the Joint Venture Investors, of which $4.5 million was equity contributions, and $5.5 million was pursuant to the Joint Venture’s credit facility. We also made scheduled debt payments of $1.4 million in the period and distributed $16.7 million to our partners (including holders of our subordinated units) in respect to the first quarter of 2007 and the fourth quarter of 2006.

Payments of Distributions

          In July 2008, the Board of Directors of the general partner determined not to declare a distribution in respect of the second quarter of 2008 on any of its outstanding common units, subordinated units and general partner units.

          On May 12, 2008, the Board of Directors of our general partner declared our regular cash distribution for the first quarter of 2008 of $0.45 per common unit. The distribution was paid on all common units on May 21, 2008 to all common unitholders of record on May 16, 2008. The aggregate amount of the distribution was $5.1 million.

          The Board of Directors also declared a quarterly distribution to unitholders of $0.45 per common unit in respect to the quarter ended December 31, 2007 to common unitholders of record on February 12, 2008. The distribution was paid to all common unitholders on February 15, 2008. The aggregate amount of the distribution was $5.1 million.

          The Board of Directors did not declare a dividend on our subordinated units and general partner units in May 2008 or February 2008.

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey, could adversely affect our business, financial condition, results of operations and our ability to pay the minimum quarterly distribution on our outstanding units. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD at a cost of $0.5 million, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under maritime international maritime organization regulations, in order for an ITB to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90.

          Three vessels employed in our chemical business are scheduled for drydocking in the fourth quarter. As a result, we expect our results of operations and operating cash flows to be negatively impacted in 2008 as compared to 2007, due to increased drydocking expenditures and reduced revenues due to increased days off-hire as a result of such drydocks and UWILD surveys.

          The ITB Baltimore completed its regularly scheduled drydocking in August 2007, at a cost of $5.8 million, excluding damage repair costs. However, it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The ITB Philadelphia completed its drydock in December 2007 at a cost of $5.6 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $2.6 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program, or if we chose to pursue international chartering opportunities that would preclude our continued participation in the UWILD Program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 14-20 days and will cost approximately $1.0 million to $2.0 million. At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors, as well as the availability of shipyards to perform the drydock. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

          In calculating cash available to pay distributions, our partnership agreement requires our general partner to deduct from basic surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures, in order to reduce disparities in basic surplus caused by fluctuating maintenance capital expenditures, such as retrofitting or drydocking. Our annual estimated maintenance capital expenditures for purposes of calculating basic surplus are $20.9 million in 2008, which is unchanged from 2007. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future, which we believe to be reasonable. The amount of estimated maintenance capital expenditures deducted from basic surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee.

Liquidity Needs

          During the first half of 2008, all but one of the Partnership’s ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008, market conditions in the spot market deteriorated substantially, due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels are at record levels and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand, and the decrease in capacity due to the required phase-outs under OPA 90. Due to these market shifts, our ITBs have recently incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which has substantially increased the likelihood that we will not be able to remain in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under our Senior Credit Facility as early as the end of the third quarter of 2008. We were in compliance with all of our financial covenants as of the end of the second quarter of 2008, and expect to generate sufficient cash that, together with borrowings under our revolving credit facility, will allow us to make scheduled interest and principal payments on our debt.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. As we add two additional vessels in 2008 and our ITBs participate more in the spot market, USS expects its working capital requirements to increase. We have limited availability under our credit facility to finance this increase in working capital requirements, and there can be no assurance that our revolving credit lenders will make advances to us when requested.

          If a covenant breach occurs, we will be prohibited from making distributions on our common units until we have cured such breach (although any unpaid distributions will accrue). In addition, a breach of our loan covenants would give the lenders under the Senior Credit Facility the right to refuse to make funds available under the revolving credit facility and to demand immediate payment of our loans under the Senior Credit Facility and cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility. In addition, the lenders under the senior credit facility could prohibit us from paying interest on the senior notes.

          In response to these issues, we have retained Greenhill & Co. LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources. In order to give us adequate time to pursue strategic alternatives, we have entered into negotiations with our lenders to amend certain financial ratio covenants under the Senior Credit Facility.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and will not pay a distribution on any of our units in respect of the second quarter of 2008. Based on discussions to date with our lenders regarding an amendment to the Senior Credit Facility, we believe any amendment will prohibit the payment of distributions on any units for at least a specified period of time.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Assuming that our debt is not accelerated, we believe that we will have sufficient liquidity to meet ongoing operations for the remainder of 2008. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and, accordingly, in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. Although there can be no assurance, we believe we will be successful in renegotiating the Senior Credit Facility.

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

Contractual Commitments and Contingencies

          In 2006, we entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the last barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, we entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, we let this option expire in connection with our cancellation of the contract to construct the fourth barge. The total construction cost anticipated for the first three new ATB units is approximately $67.0 million to $69.0 million per unit (subject to modifications and changes in the cost of steel), in each case inclusive of owner furnished equipment, but exclusive of capitalized interest. The capitalized interest as of June 30, 2008 relating to the first three ATB units is $12.8 million. The tug for the first Eastern ATB was delivered in July 2008, and is currently enroute to Wisconsin, where it will be coupled with the first MMG barge. We expect this first new ATB to be placed in service during the second half of August 2008, the second ATB unit to be completed in November 2008, and the third ATB unit to be completed in August 2009. As of June 30, 2008, we made payments totaling $146.2 million related to the first three newbuilds and had in escrow approximately $31.0 million, plus $26.4 million of funds drawn from the escrow account in anticipation of payments due in the third quarter of 2008. These escrowed amounts and funds drawn represent our estimated cost to substantially complete construction of the first three ATBs under construction at Manitowoc and Eastern. We estimate the total cost (excluding capitalized interest) for this first ATB to be approximately $66.6 million. The cost increase over the originally estimated amount of $65.0 million was principally due to contractually provided cost increases related to increases related to major components and change orders.

          During the quarter ended March 31, 2008, we determined that the fourth ATB unit referenced above was impaired, and assessed the fair value of the construction in progress of the this ATB at zero, which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, and $0.5 million of capitalized interest costs. In addition, we may be required to make additional payments for certain owner furnished equipment.

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

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and the Joint venture Investors own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $51.5 million has already been made and the remainder is in escrow and our obligation to make the remaining capital commitment is supported by a letter credit. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Noncontrolling interest in Joint Venture loss (income)” on the Consolidated Statements of Operations and Comprehensive Income.

          As tankers are constructed, we will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). Our ability to purchase vessels from the Joint Venture will depend on our financial condition and liquidity at the time the Joint Venture offers such vessels for sale. The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. The acceleration of the tankers’ construction may require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture, at levels above current commitments.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture Investors and we received an arrangement fee of $4.5 million. The Joint Venture has the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers and will release Product Carriers from any obligation under the construction contract relating to tankers six through nine to the extent the rights with respect to such tankers are also assigned to the Joint Venture. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. In June 2008 the Partnership extended until September 21, 2008 the expiration date of the option for the Joint Venture Investors to elect to finance the construction of the sixth and seventh vessels to be constructed under the Partnership’s contract with NASSCO.

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

We have not elected fair value treatment for any financial instruments as of June 30, 2008.

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

          In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109, “Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We will evaluate the impact of this pronouncement on any future acquisitions.

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

          In March 2008, the FASB issued FAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands the current disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under FAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, we will adopt FAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact our financial statements as it is disclosure-only in nature.

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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to make cash distributions on our units and to pay interest on, and principal of, our indebtedness;

•	our ability to remain in compliance with our debt agreements, including by amendment of the financial covenants contained therein;

•	our ability to maximize the use of our vessels;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	future supply of, and demand for, refined petroleum products;

•	potential reductions in the supply of tank vessels due to restrictions set forth by OPA 90 and increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;

•	the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;

•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;

•	the absence of disputes with our customers;

•	expected financial flexibility to pursue acquisitions and other expansion opportunities;

•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;

•	our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;

•	estimated future maintenance capital expenditures;

•	the absence of future labor disputes or other disturbances;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	expected increases in charter rates;

•	future consolidation in the domestic tank vessel industry;

•	customers’ increasing emphasis on environmental and safety concerns;

•	continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;

•	our percentage of “qualifying income,” as defined by the IRS;

•	our ability to maintain our “qualifying income” at levels sufficient to maintain our status as a “publicly-traded partnership;”

•	our future financial condition or results of operations and our future revenues, expenses and liquidity; and

•	our business strategy and other plans and objectives for future operations.

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

          Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	insufficient cash from operations;

•	a decline in demand for refined petroleum, petrochemical and commodity chemical products;

•	a decline in demand for overseas transportation of grain for humanitarian purposes;

•	a decline in demand for or an increase in tank vessel capacity;

•	intense competition in the domestic tank vessel industry;

•	the occurrence of marine accidents or other hazards;

•	the loss of any of our largest customers;

•	fluctuations in voyage charter rates;

•	the availability of, and our ability to consummate, vessel acquisitions;

•	insufficient funds to finance the construction of new vessels we are committed to construct;

•	delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;

•

adverse events affecting the joint venture formed to construct up to nine product tankers, including replacement of us as manager of, or our loss of control of the board of directors of, such joint venture;

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;

•	our ability to amend our Senior Credit Facility on economically acceptable terms;

•	increases in interest rates, including as a result of amending our Senior Credit Facility;

•	the effect of amending our Senior Credit Facility, including limitations imposed on our operations and adverse effects on our interest rate hedges due a change in interest rates;

•	our liquidity;

•	weather interference with our customers’ or our business operations;

•	changes in international trade agreements;

•	our ITBs remaining eligible to participate in the UWILD Program;

•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);

•	modification or elimination of the Jones Act; and

•	adverse developments in our marine transportation business.

          Please read Risk Factors in Item 1A in Part II of this report and in our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008, as well as in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the six months ended June 30, 2008, a 1% change in our variable interest rates would have increased our interest expense by $1.0 million for the six months ended June 30, 2008, after taking into effect the interest rate swap agreements we had in effect as described below.

          We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of June 30, 2008. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of June 30, 2008 the fair market values of our two interest rate swaps were a loss of $6.0 million and a loss $3.1 million.

          The following is a summary of the economic terms of these agreements at June 30, 2008 (dollars in thousands):

Notional amount	$122,500
Fixed rate paid	5.355%
Variable rate received	2.801%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	($5,998)

Notional amount	$98,000
Fixed rate paid	4.899%
Variable rate received	2.801%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	($3,144)

          We have entered into contracts for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million. To hedge the exposure to foreign currency, we have entered into a series of foreign currency forward contracts with an average exchange rate of $1.25 per Euro. As of June 30, 2008 the fair value of the foreign currency hedge was approximately $0.8 million. At June 30, 2008, a portion of these contracts were no longer designated as cash flow hedges, and the portion of the gain related to the undesignated contracts has been recognized in earnings currently.

          The contracts to construct our ATBs with MMG and Eastern are primarily fixed; however, there is an escalator clause related to the price of steel and certain other equipment. The contract is priced utilizing a steel cost of $900/ton for steel plate and $1,100/ton for steel shape. The impact of an increase in steel prices of $100/ton would increase the cost of construction by $0.4 million per vessel.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at June 30, 2008 was $2.3 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at June 30, 2008 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$2,296

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

          We are subject to various claims and lawsuits in the ordinary course of business for monetary relief, principally from personal injuries, collision or other casualty and to claims arising under vessel charters. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are subject to deductibles with respect to our insurance coverage which range up to $0.15 million per incident, and we provide on a current basis for estimated payments thereunder.

ITEM 1A.	Risk Factors

          The following information updates the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. of Part II of our Quarterly Report of Form 10-Q for the quarter ended March 31, 2008:

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

• the level of demand for overseas transportation of grain for humanitarian organizations;

• the prices we obtain for our services;

• the level of demand for our vessels;

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

          The agreements governing our indebtedness prohibit us from paying distributions following a default, including without limitation any failure to satisfy the financial covenants in our credit agreement. In addition, the indenture under which our senior notes were issued provides that whenever our fixed charge coverage ratio (as defined in the indenture) is less than 1.75 to 1 for the last year, we cannot pay distributions that in aggregate during any period when our fixed charge coverage ratio is less than 1.75 to 1 an amount in excess of $50.0 million plus the proceeds of certain equity issuances. The minimum quarterly distributions we have historically paid on our common units (excluding our subordinated and general partner units) are $5.1 million. Accordingly, we will be prohibited by the indenture from paying distributions, except out of proceeds of certain equity issuances, if our fixed charge coverage ratio is less that 1.75 to 1 for more than nine quarters (five quarters if the minimum quarterly distributions on our subordinated and general partner units are also paid).

          We are facing difficult current market conditions. Demand in the spot market, where five of our six ITBs are currently operated, deteriorated significantly beginning in late March 2008 due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Refinery utilization has declined significantly, fuel prices for operating our vessels are at record levels and increased industry capacity from newbuilds has created significant competitive pressures. Due to these market shifts, our ITBs have recently incurred idle periods greater than, and chartering rates below, our expectations at the beginning of 2008. Additionally, during the first half of 2008, we have observed modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was due to our customers working off inventory levels.

          As a result, our earnings before interest, taxes and depreciation and amortization (“EBITDA”) and liquidity have come under increasing pressure due to the current difficult market conditions, which has significantly increased the likelihood that we will not be able to remain in compliance with certain financial ratio covenants under our senior credit facility as early as the end of the third quarter. If we are not in compliance with our financial covenants, our lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, we would be prohibited from making distributions on our common units until we are again in compliance, although any unpaid distributions will continue to accrue on the common units. In addition, the lenders under the senior credit facility could prohibit us from paying interest on the senior notes. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and accordingly in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. There can be no assurance that we will be successful in renegotiating our existing, or securing alternative financing arrangements.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and will not pay a distribution on any of our units in respect of the second quarter of 2008. Based on discussions to date with our lenders regarding an amendment to the Senior Credit Facility, we believe any amendment will prohibit the payment of distributions on any units for at least a specified period of time.

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

We are dependent on our cash flow and borrowings under our revolving credit facility to meet our operating debt service and working capital requirements.

We are dependent on our cash flow from operations and borrowing under our revolving credit facility to meet our operating debt service and working capital requirements. Our cash flow from operations has come under increasing pressure due to the current market conditions. In addition, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following the grain voyage reaching its final destination, tend to be substantially longer in duration than refined petroleum product voyages. As we add two additional vessels in 2008 and our ITBs participate more in the spot market, USS expects its working capital requirements to increase. We have limited availability under our credit facility to finance this increase in working capital requirements, and there can be no assurance that our lenders under the revolving credit facility will make advances to us when requested. Our ability to pay the August 15, 2008 interest payment of $6.5 million on the senior notes will depend in part on our ability to borrow under our revolving credit facility.

An increase in the price of fuel has adversely affected our business and results of operations.

          The cost of fuel for our vessels is a significant component of our voyage expenses under our voyage charters, and we have recently experienced significant increases in the cost of fuel used in our operations. While we have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters, there can be no assurances that we will be able to pass on any future increases in fuel prices. The overall decrease in demand for waterborne transportation of petroleum, petro-chemical and chemical products has made it more difficult for us to pass on to our customers the significant increase in fuel prices we have recently experienced while remaining competitive on charter rates with our competitors. Our fuel costs for the six months ended June 30, 2008 (excluding fuel costs for the ATB Freeport) increased $6.2 million over our fuel costs in the first half of 2007, of which only $3.2 million was covered by fuel surcharges. If fuel prices continue to increase and we are not able to pass such increases on to our customers, our business, results of operations, financial condition and ability to make cash distributions and to pay interest on, and principal of, our indebtedness may be adversely affected.

Our results of operations are dependent in part on grain voyages, which have different characteristics than our historical voyages and make a comparison of our present results with our prior results less meaningful. We have limited experience in grain voyages, which are subject to risks that differ from the risks of transportation of refined petroleum, petrochemical and commodity chemical products. In addition, there can be no assurance these grain voyages will continue.

          During 2008 we have been successful in employing three of our ITBs that might otherwise have been idle in the overseas transportation of grain for humanitarian organizations. These voyages have different characteristics than our transportation of refined petroleum products, including longer voyages, voyages overseas and different revenue and expense recognition policies. These different characteristics make a comparison of our present results with our prior results less meaningful. In addition, we do not have any long-term contracts to transport grain and there can be no assurance that we will be able to continue to obtain these grain voyages, either due to increased competition or reduced demand. The grain voyages are financed by the U.S. government and are subject to annual budget appropriations and, therefore, subject to the vagaries that surround annual governmental appropriations.

          We have limited experience in grain voyages, which are subject to risks that differ from the risks of transportation of refined petroleum, petrochemical and commodity chemical products. These risks include, among others, travel overseas, reliance on third parties to load and unload grain, and delivery of grain to countries that have not always had stable relationships with the United States.

          Furthermore, to the extent more of our activities involve the transportation of products that do not generate “qualifying income,” it will be more difficult for us to insure that at least 90% of our revenue is “qualifying income.” If less than 90% of our revenue is “qualifying income,” we will be taxed as a corporation rather than a partnership, which may result in a significant reduction in the amount of cash available for distribution to unitholders.

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

          We attempt to maintain the required level of qualifying income by conducting the operations of our vessels the Chemical Pioneer, the ATB Freeport, the ITB Philadelphia, the ITB Groton, the ITB Jacksonville, the ITB Baltimore, the ITB New York and the Sea Venture through subsidiaries that are taxed as corporations. The operation of these vessels in subsidiaries taxed as corporations generally reduces the amount of cash available for payment of distributions on our units and the payment of principal of, and interest on, our outstanding debt. Due to the reduced demand in the spot market for transportation of refined petroleum products, we have employed more of our ITBs in the transportation of products that do not generate “qualifying income,” thereby requiring us to operate five of our six ITBs through subsidiaries taxed as corporations in order to remain in compliance with the “qualifying income” test necessary to retain our status as a publicly-traded master limited partnership. We may elect to, or be required to, conduct additional operations through these or other corporate subsidiaries in the future. We may be required to place other of our vessels, including one or more of our ATB units under construction, in subsidiaries taxed as corporations. In addition, we have three other subsidiaries organized as corporations: U.S. Shipping Finance Corp., which is co-issuer of our senior notes, USS PC Holding Corp. and USS JV Manager, Inc. USS JV Manager, Inc. receives management and other fees from the Joint Venture. These corporate subsidiaries are subject to corporate-level tax, which may reduce the cash available for distribution to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate, or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

          To the extent more of our activities involve the transportation of products that do not generate “qualifying income,” it will be more difficult for us to insure that at least 90% of our revenue is “qualifying income.” If less than 90% of our revenue is “qualifying income,” we will be taxed as a corporation rather than a partnership, which may result in a significant reduction in the amount of cash available for distribution to unitholders. We may be required, or may elect, in the future to be taxed as a corporation rather than a partnership, which could have adverse tax consequences for some or all of our partners.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          On April 1, 2007, we issued to each of Messrs. Ganz, Kearns, Luterman and O’Kelley 3,065 common units under our Long-Term Incentive Plan.

ITEM 3.	Defaults Upon Senior Securities

          Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.	Other Information

          On August 8, 2008, Ronald L. O’Kelley, a director of the general partner of the Partnership, was elected President & Chief Executive Officer of the Partnership. Mr. Paul Gridley, who has served as the Partnership’s chairman and chief executive officer, has relinquished his role as Chief Executive Officer, although he will remain as Chairman of the Board of Directors.

          Compensation arrangements for Mr. O’Kelley are being finalized. In addition, the Compensation Committee of the Board of Directors is developing an incentive compensation plan for Mr. O’Kelley.

          Ronald L. O’Kelley joined the board of directors of our general partner in October 2004. Mr. O’Kelley is chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company. Mr. O’Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975. Mr. O’Kelley is a director of Selective Insurance Group, Inc. Mr. O’Kelley serves as an advisor to the Donald Jones Center for Entrepreneurship at the Tepper School of Business and is a member of the National Association of Corporate Directors. Compensation arrangements for Mr. O’Kelley are being finalized.

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

Date: August 11, 2008

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Ronald L. O’Kelley

Ronald L. O’Kelley
President & Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)