Form 10-Q
period 2008-09-30
U.S. Shipping Partners L.P.
filed 2008-11-14
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of the registrant’s common units outstanding as of November 12, 2008 was 11,353,808. At that date, 6,899,968 subordinated units were also outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

		Page No.

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine-month periods ended September 30, 2008 and 2007	4

	Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital for the nine-month period ended September 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2007	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	63

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

SIGNATURES		69

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007

Assets
Current assets
Cash and equivalents	$17,196	$21,604
Current portion of restricted cash and equivalents	23,633	113,960
Accounts receivable, net	7,549	11,934
Prepaid expenses and other current assets	22,264	10,683

Total current assets	70,642	158,181
Restricted cash and equivalents, net of current portion	—	11,322
Vessels and equipment, net	627,853	489,464
Deferred financing costs, net	15,742	19,019
Other assets	3,206	5,042

Total assets	$717,443	$683,028

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$431,973	$3,100
Accounts payable	7,162	9,668
Due to affiliates	2,647	3,393
Deferred revenue	6,320	1,193
Accrued expenses and other liabilities	21,648	31,325

Total current liabilities	469,750	48,679
Long-term debt, net of current portion	126,838	456,927
Deferred income taxes	182	2,145
Other liabilities	9,764	10,920

Total liabilities	606,534	518,671

Noncontrolling interest in Joint Venture (Note 15)	85,476	33,324

Commitments and contingencies (Note 14)

Partners’ Capital
Partners’ capital	33,293	139,263
Accumulated other comprehensive loss	(7,860)	(8,230)

Total partners’ capital	25,433	131,033

Total liabilities and partners’ capital	$717,443	$683,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$48,588	$45,559	$149,911	$133,262

Operating expenses
Vessel operating expenses	18,064	16,762	51,469	49,087
Voyage expenses	20,329	11,360	51,339	27,509
General and administrative expenses	6,120	3,687	14,125	11,693
Depreciation and amortization	10,610	9,831	31,559	27,933
Impairment charges	72,363	—	78,075	—
Other expense (income)	1,070	—	1,190	(3,486)

Total operating expenses, net	128,556	41,640	227,757	112,736

Operating (loss) income	(79,968)	3,919	(77,846)	20,526
Interest expense	7,049	8,848	21,819	22,420
Interest income	(235)	(2,471)	(1,930)	(7,718)
Net loss/(gain) on derivative financial instruments	9	235	(1,019)	(669)

(Loss) income before income taxes and noncontrolling interest	(86,791)	(2,693)	(96,716)	6,493
(Benefit) provision for income taxes	(337)	(364)	(1,559)	258

(Loss) income before noncontrolling interest	(86,454)	(2,329)	(95,157)	6,235
Noncontrolling interest in Joint Venture (income) loss	(1,029)	351	(787)	(56)

Net (loss) income	(87,483)	(1,978)	(95,944)	6,179
Other comprehensive loss
Fair market value adjustment for derivatives	65	(5,422)	370	(1,741)

Comprehensive (loss) income	$(87,418)	$(7,400)	$(95,574)	$4,438

General partner’s interest in net (loss) income	$(1,750)	$(40)	$(1,919)	$124

Limited partners’ interest in net (loss) income
Net (loss) income	$(85,733)	$(1,938)	$(94,025)	$6,055
Net (loss) income per unit - basic and diluted	$(4.70)	$(0.11)	$(5.15)	$0.33
Weighted average units outstanding - basic	18,254	18,234	18,247	18,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
Nine Months Ended September 30, 2008
(in thousands)

	Partners’ Capital

	Limited Partners				General Partner	Accumulated Other Comprehensive Loss

	Common		Subordinated
	Units	$	Units	$			Total

Balance at December 31, 2007	11,341	$157,683	6,900	$(18,936)	$516	$(8,230)	$131,033

Net loss	—	(58,439)	—	(35,586)	(1,919)	—	(95,944)

Issuance of common units	12	146	—	—	—	—	146

Amortization of deferred equity compensation	—	37	—	—	—	—	37

Fair market value adjustment for derivatives	—	—	—	—	—	370	370

Cash distributions	—	(10,209)	—	—	—	—	(10,209)

Balance at September 30, 2008	11,353	$89,218	6,900	$(54,522)	$(1,403)	$(7,860)	$25,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended

	September 30,

	2008	2007

Cash flows from operating activities
Net (loss) income	$(95,944)	$6,179
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	32,944	29,188
Impairment charge	78,075	—
Nonrecurring insurance surcharge	1,057	—
Loss on sale of surplus equipment	120	—
Equity compensation	183	74
Provision for accounts receivable	387	479
Noncontrolling interest in Joint Venture loss	787	56
Net gain on derivative financial instruments	(1,019)	(669)
Deferred income taxes	(1,290)	(552)
Capitalized drydock costs	(2,632)	(9,696)
Changes in assets and liabilities:
Accounts receivable	3,546	(2,491)
Prepaid expenses and other current assets	(14,041)	(3,830)
Other assets	557	(95)
Accounts payable	(1,328)	1,466
Deferred revenue	5,127	(1,178)
Accrued expenses and other liabilities	1,204	94

Net cash provided by operating activities	7,733	19,025

Cash flows from investing activities
Change in restricted cash and equivalents, net	101,649	55,762
Sale of surplus equipment	280	—
Construction of vessels and equipment	(254,837)	(110,652)
Cash received upon settlement of derivative financial instrument	827	173
Purchase of interest rate cap	—	(1,924)
Payments to Hess, net	—	(447)

Net cash used in investing activities	(152,081)	(57,088)

Cash flows from financing activities
Proceeds from borrowings	15,500	54,000
Proceeds from Joint Venture revolver borrowings	85,609	14,318
Contribution by noncontrolling interest equity investors in Joint Venture	51,365	9,745
Repayment of debt	(2,325)	(2,164)
Deferred financing costs	—	(158)
Distributions to partners	(10,209)	(25,116)

Net cash provided by financing activities	139,940	50,625

Net increase (decrease) in cash and cash equivalents	(4,408)	12,562
Cash and cash equivalents at beginning of period	21,604	2,686

Cash and cash equivalents at end of period	$17,196	$15,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per unit data)

1.	Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) owns and operates six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and two articulated tug barges (“ATB”). The Partnership’s first ATB, the ATB Freeport, was delivered in June 2007 and entered service in July 2007. The Partnership’s second ATB, the ATB Galveston, was delivered and entered service in August 2008. In addition, the third ATB, the ATB Brownsville, was delivered to the Partnership early November 2008 and will enter service early December 2008. The Partnership currently has one additional ATB under construction, which is now scheduled to be delivered in November 2009.

          The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. Recently, to improve utilization of the ITB fleet, the Partnership has employed five of its ITBs to transport grain overseas for humanitarian organizations. These transactions are not subject to the provisions of the Jones Act, but U.S Flag vessels are given preference for these voyages. Recognition principles of revenue and certain expenses for these voyages under GAAP differ from the recognition principles applicable to our transportation of petroleum, petrochemical and commodity chemical products. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue and certain voyage expenses when the grain is delivered to its final destination.

          The Partnership, through its subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is scheduled to deliver the first tanker in the first quarter of 2009, the second tanker in the second quarter 2009, the third tanker in the fourth quarter 2009, the fourth tanker in the second quarter 2010, the fifth tanker in the fourth quarter 2010, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. The Partnership manages and owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes. Accordingly, the debt of the Joint Venture is presented in the Partnership’s consolidated financial statements, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment, of which approximately $64,415 has already been made and the remaining $5,585 is in escrow. Subsequent to September 30, 2008, the Partnership contributed its remaining $5,585 equity commitment. The Partnership’s ability to take delivery of the tanker vessels from the Joint Venture will depend on the Partnership’s ability to finance the purchase of these vessels upon their completion which, based on the contractual purchase price, current market values and the Partnership’s  financial condition, is highly uncertain.  If the vessels remain in the Joint Venture, the Partnership will not receive the majority of the benefits associated with ownership of these vessels  and there is substantial doubt that the Partnership’s interest in the Joint Venture will be realized.

           The Partnership has determined that it should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership has determined that it had been erroneously allocating losses to its Joint Venture partner via the Non-Controlling Interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and has, therefore, revised this allocation by correcting the error during the three months ended September 30, 2008. The impact of this out of period adjustment is an additional allocation of losses to the Partnership, recorded through the Non-controlling interest line, of $1,029 in the three months ended September 31, 2008. Future Joint Venture losses will be fully allocated to the Partnership. The Joint Venture is included as a non-guarantor subsidiary in Note 15, “Supplemental Guarantor Information”.

          In the opinion of management, these financial statements reflect all adjustments necessary, consisting of normal recurring entries, for a fair presentation of the financial results of such interim periods in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Liquidity

          The Partnership is dependent on its cash flow from operations and borrowings under its revolving credit facility to meet its operating debt service and working capital requirements. The Partnership’s cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

•	the level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices the Partnership obtains for its services;

•	the level of demand for the Partnership’s vessels;

•	the level of the Partnership’s operating costs, including payments to its general partner;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the Partnership’s conduct of its business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures the Partnership is required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in the Partnership’s debt instruments and its debt service requirements;

•	fluctuations in the Partnership’s working capital needs;

•	the Partnership’s ability to make working capital borrowings;

•	the refusal of certain vendors to extend trade credit to the Partnership; and

•

the increase in the interest rate on the Partnership’s borrowings under its senior credit agreement and additional fees and expenses resulting from the October 2008 amendment to its senior credit agreement.

          The Partnership’s cash flow from operations has come under increasing pressure due to the difficult current market conditions it is facing. During the first half of 2008, all but one of the ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of the Partnership’s revenues and working capital requirements, and decreased the predictability of its cash flows. Beginning in late March 2008 market conditions in the spot market, where five of the six ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined, fuel prices for operating the vessels were, until recently, at record levels and are still substantially higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Due to these market shifts, the five ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, the Partnership’s expectations at the beginning of 2008. During the first half of 2008, the Partnership also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by its chemical transporting vessels, which the Partnership believes was primarily due to its customers working off inventory levels due to the decline in economic activity.

          Additionally, participation in the spot petroleum and grain markets requires the Partnership to carry higher amounts of working capital, as under spot charters fuel costs are the Partnership’s responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where the Partnership is paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. With the addition of two ATBs in 2008 and five of the six ITBs now participating in the spot market, and the sixth ITB expected to enter the spot market beginning in 2009, the Partnership expects its working capital requirements to increase. The Partnership has limited availability under its revolving credit facility to finance this increase in working capital requirements. The Partnership understands that Lehman Brothers Commercial Paper, which is a revolving credit lender under the revolving credit portion of the Partnership’s senior credit facility, has filed for protection under the U.S. bankruptcy laws, and there can be no assurance that this entity will fulfill its obligations to make revolving credit loans under the senior credit facility. Of the approximately $11.2 million currently available under the Partnership’s revolving credit facility, Lehman Brothers Commercial Paper’s obligation is approximately $4.9 million. The failure of Lehman Brothers Commercial Paper to make revolving credit loans available to the Partnership will have a material adverse effect on the Partnership’s financial condition and liquidity.

          The Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in the Partnership not being in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its Third Amended and Restated Credit Facility (“Senior Credit Facility”) at September 30, 2008. The senior lenders have waived this non-compliance, and any non-compliance with the financial covenants at December 31, 2008, through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the senior credit agreement, the Partnership will be in default of these financial covenants. The October 2008 amendment to the Senior Credit Facility requires the Partnership to have a specified minimum cumulative EBITDA on the last day of each of October, November and December 2008 and January 2009, and there can be no assurance that the Partnership will meet this requirement.

          If the Partnership is not in compliance with its financial covenants, or is otherwise in default under the Senior Credit Facility, the lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, such defaults could cause cross defaults under certain of the Partnership’s other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, the Partnership would not have the financial resources to repay immediately in full all outstanding borrowings under its various debt agreements. As such, the Partnership would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility, which given current market conditions, would be difficult. In addition, the lenders under the Senior Credit Facility could prohibit the Partnership from paying interest on the senior notes. Even if the Partnership is not prohibited from paying interest on the senior notes by the lenders under the Senior Credit Facility, the Partnership’s ability to pay such interest will depend on the amount of availability under its revolving credit facility, cash generated from operations prior to the time such interest payment is due and its other working capital requirements.

          In response to these challenges, the Partnership has retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist it in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen its financial resources.

          In light of these liquidity pressures, the Partnership did not pay a distribution on the subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of the units in respect of the second and third quarters of 2008. The October 2008 amendment to the Senior Credit Facility prohibits the Partnership from paying any distributions on any of its common units until the borrowings under the Senior Credit Facility are repaid in full.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the lenders under the Senior Credit Agreement waived non-compliance with certain financial covenant defaults through January 31, 2009, and there can be no assurance that the lenders will grant the Partnership an additional waiver at that date and, given current market conditions, the Partnership believes it would be difficult to secure alternate financing. The Partnership’s lenders’ right to demand immediate payment of all outstanding indebtedness on January 31, 2009, coupled with the Partnership’s inability to repay this indebtedness immediately, leads to a substantial doubt about the Partnership’s ability to continue as a going concern.

3.	New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. The FASB also issued FSP 157-3 which clarifies the fair value of a financial asset when the market for that asset is not active. See Note 11 for additional discussion on fair value measurements. The Partnership is currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on the Partnership’s financial statements.

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

The Partnership has not elected fair value treatment under FAS 159 for any financial instruments as of September 30, 2008.

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

4.	Net (Loss) / Income per Unit

          Basic net (loss) income per unit is determined by dividing the net (loss) income, after deducting the amount of net (loss) income allocated to the general partner’s interest, by the weighted average number of units outstanding during the period. Diluted net (loss) income per unit is calculated in the same manner as basic net (loss) income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options and phantom units. Outstanding restricted stock units, unit options and phantom units are excluded from the calculation of diluted net (loss) income per unit because their inclusion would have an anti-dilutive effect.

          The units used for basic net (loss) income per unit and diluted net (loss) income per unit are reconciled below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007

Weighted average units outstanding for basic net (loss) income per unit	18,254	18,234	18,247	18,234
Dilutive effect of restricted units	—	—	—	1

Weighted average units outstanding for dilutive net (loss) income per unit	18,254	18,234	18,247	18,235

          Excluded from the calculation of dilutive net loss per unit for the nine months ended September 30, 2008 are 5,469 restricted units that, if included, would have an anti-dilutive effect. There were no dilutive securities outstanding during the three months ended September 30, 2008.

5.	Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of September 30, 2008 and December 31, 2007, the ATB Escrow balance was $18,048 and $85,453, respectively, and the Joint Venture Escrow balance was $5,585 and $39,829, respectively. Additionally, amounts drawn on the ATB Escrow account for items expected to be paid in the third quarter of 2008 were $7,565, and are included in cash and equivalents on the Unaudited Condensed Consolidated Balance Sheets at September 30, 2008 as they were no longer legally restricted as to use at September 30, 2008. Similar amounts included in cash and equivalents totaled $13,369 at December 31, 2007. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents of $23,633 and $113,960 at September 30, 2008 and December 31, 2007 respectively. At December 31, 2007, the remainder of the restricted cash balance of $11,322 was classified as noncurrent restricted cash and equivalents.

6.	Vessels and Equipment

          Vessels and equipment consist of the following:

	September 30, 2008	December 31, 2007

Vessels	$365,426	$348,368
Office furniture, equipment and other	448	448

	365,874	348,816
Less: Accumulated depreciation	125,064	106,810

	240,810	242,006
Construction in progress-ATB’s	116,960	111,321
Construction in progress-tankers	264,464	101,141
Capitalized drydock expenditures, net of amortization of $35,481 and $22,172	5,619	34,996

Total vessels and equipment, net	$627,853	$489,464

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: the Sea Venture to 2013, its mandatory retirement from transportation of petroleum products as required by OPA 90; 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport and the ATB Galveston based on their respective estimated useful lives. Prior to September 30, 2008, our ITBs were being depreciated to salvage value using the straight-line method to their respective mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014. At September 30, 2008, in connection with the write-down of the value of the ITBs, the remaining depreciable lives for the ITBs was accelerated to November 2008 for the ITB Groton and ITB Jacksonville and September 30, 2010 for the ITB Baltimore, ITB New York, ITB Mobile and ITB Philadelphia. Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred. Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. During the quarter ended September 30, 2008, the Partnership began activities to sell the ITB Groton and ITB Jacksonville to a third party, before taking into consideration the estimated costs of disposition, for an estimated sales price per vessel of $5,435 net of commissions. These ITB’s are enroute to their potential buyer after discharging their latest grain cargoes. Because the potential for these vessels to return to the petroleum market is unlikely, the Partnership has decided to sell these ITBs and has recorded an impairment loss totaling $20,400. In the current period, the Partnership determined that the carrying amounts of the other ITBs also exceeded their fair values. Factors indicating the impairment of the other ITB’s included the fact that the spot petroleum market has further deteriorated; the likelihood that there will be no further demand for the ITBs in the spot petroleum market due to the available capacity of double-hulled vessels, which are the preferred vessels of the major oil companies; the entry of the ITB New York into the spot market when its current time charter expires on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of, the ITB Groton and the ITB Jacksonville. As a result, the following impairment charges and resulting carrying values compared to the carrying values at December 31, 2007 are as follows:

Vessel	Impairment Charge September 30, 2008	Carrying Value September 30, 2008

ITB Groton	$10,364	$4,056
ITB Jacksonville	10,036	3,944
ITB Baltimore	11,618	6,301
ITB New York	11,492	4,399
ITB Mobile	14,234	6,301
ITB Philadelphia	14,514	6,301

Total	$72,258	$31,302

          In addition to the ITBs, the Partnership assessed the net book values of the remaining vessels, Sea Venture, Charleston, Chemical Pioneer, ATB Freeport and ATB Galveston. There are no indications that the carrying values of these vessels are not recoverable and, as a result, the carrying values for the chemical vessels are not impaired and therefore have not been adjusted as of September 30, 2008.

          At September 30, 2008, Vessels include the ATB Galveston, which was placed in service in August 2008 at a total cost of $66,553, plus capitalized interest of $6,827. At December 31, 2007, costs associated with the construction of the ATB Galveston of $45,779, plus capitalized interest of $3,665, were included in Construction-in-process-ATBs.

          Both domestic and international regulatory bodies require that the Partnership’s vessels be drydocked for major repair and maintenance at least twice every five years. To date, the Partnership’s ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted however; under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and ATB Galveston, the remaining newbuild ATB’s and Joint Venture product tankers qualify for the UWILD Program. The Senior Credit Facility prohibits the Partnership from drydocking any of the ITBs without the prior consent of the senior lenders. If the Partnership is not permitted to drydock the ITBs, it will be required to take them out of service.

          The Chemical Pioneer, the Charleston and the Houston are scheduled for drydocking in the fourth quarter of 2008, and the ITB New York and ITB Jacksonville completed UWILD surveys during the quarter ended September 30, 2008.

          There were no drydocks in progress at September 30, 2008 or December 31, 2007. The ITB Baltimore sustained damages during Hurricane Dean while in the shipyard after completing its drydocking in mid-2007. Costs to repair the ITB Baltimore are substantially covered by insurance, with the exception of the insurance policy deductible of $125, which is the total loss previously recognized due to the damage sustained by the ITB Baltimore. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. At September 30, 2008 and December 31, 2007, the Partnership has recognized approximately $619 and $745 as a receivable for the insurance proceeds based upon the estimated repair costs, respectively. Capitalized drydock expenditures of $447 and $2,433 were accrued at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, the Partnership reduced previously recorded estimates of drydock costs by $155. During the quarter ended September 30, 2008 the Partnership finalized an insurance claim related to the ITB Philadelphia. The results of this insurance claim reduced this vessels drydock cost by $332.

          Depreciation of vessels and equipment for the three months ended September 30, 2008 and September 30, 2007 was $6,213 and $6,270, respectively. Amortization of drydocking expenditures was $4,398 and $3,562 for the three months ended September 30, 2008 and 2007, respectively.

          Depreciation of vessels and equipment for the nine months ended September 30, 2008 and September 30, 2007 was $18,254 and $17,452, respectively. Amortization of drydocking expenditures was $13,309 and $10,481 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

          At September 30, 2008 and December 31, 2007, “Construction in progress-ATBs” includes capitalized interest of $9,165 and $7,793, respectively, and accrued invoices of $602 and $1,237, respectively. At September 30, 2008 and December 31, 2007, “Construction in progress-tankers” of the Joint Venture includes capitalized interest of $19,798 and $11,266, respectively, and accrued liabilities of $6,833 and $15,589, respectively.

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed and entered service in August 2008. The ATB Galveston was completed at a total cost of $66,553 (excluding capitalized interest, which totaled $6,827). The cost increase over the originally budgeted amount of $65,000 was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed during November 2008 and will enter service in December 2008. The ATB Brownsville was completed at a total cost of $67,500 (excluding capitalized interest, which totaled $5,501 at September 30, 2008). The cost increase over the originally budgeted amount of $65,500 was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in November 2009 at a cost of approximately $69,800 (excluding capitalized interest, which totaled $3,663 at September 30, 2008). The cost increase over the originally budgeted amount of $66,000 was principally due to contractually provided cost increases related to increases in major components, customer requested modifications (which also delayed the scheduled delivery date from August 2009 to November 2009) and change orders. As of September 30, 2008, the Partnership had in escrow approximately $18,048, plus $7,565 of funds drawn from the escrow account in anticipation of payments due in the fourth quarter of 2008. Approximately $6,550 will be needed to complete construction of the final ATB and such amount will be derived from the Partnership’s operating cash flows and borrowings under its revolving credit facility.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction and assessed the fair value of the construction in progress of this ATB unit at zero which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment and $495 of capitalized interest cost. During the quarter ended September 30, 2008, the Partnership accrued additional expenses related to owner furnished equipment in the amount of $105, and the Partnership may be required to make additional payments for certain owner furnished equipment but it has no further financial obligations with regard to either the tug or the barge.

          On October 25, 2007, the Joint Venture and NASSCO contractually accelerated the delivery dates for the first five tankers that NASSCO is constructing for the Joint Venture. The revised planned delivery schedule is for the first tanker to be delivered in the first quarter of 2009, the second tanker in the second quarter 2009, the third tanker in the fourth quarter 2009, the fourth tanker in the second quarter 2010, and the fifth tanker is to be delivered in the fourth quarter 2010. Because Product Carriers and the Joint Venture have declined NASSCO’s request to accelerate the delivery of tankers six through nine, NASSCO has the right to use their additional capacity to construct vessels for other third parties. However, the Partnership believes any such use of additional capacity should not materially affect the delivery dates of vessels six through nine. The Joint Venture Investors’ option to elect to have the Joint Venture finance the construction of the last four product tankers under Product Carriers’ contract with NAASCO expired unexercised.

7.	Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings. On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued senior secured notes and entered into an amended and restated credit facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Effective June 29, 2007, the Partnership amended certain financial covenants in its senior credit facility, for which it paid an amendment fee of $158. This fee is being amortized over the remaining term of the loan. For the three and nine months ended September 30, 2008, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $463 and $1,389, respectively, were amortized and included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $433 and $1,256 for the three and nine months ended September 30, 2007, respectively. A pro rata portion of the 2008 and 2007 amortization of deferred financing costs is included in construction in progress-ATBs as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs. For the three and nine months ended September 30, 2008 deferred financing costs of $634 and $1,888, respectively, were amortized and included in construction in progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers, compared to $634 and $1,882 respectively, for the three and nine months ended September 30, 2007.

          On October 20, 2008, the Partnership and its lenders amended the Partnership’s senior credit facility. See Note 16, “Subsequent Events,” for additional discussion regarding the amendment.

8.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Construction of vessels	$6,812	$16,977
Interest	2,124	5,218
Insurance claims	3,429	2,520
Fuel charges	606	2,080
Taxes payable	1,420	1,947
Grain voyage expenses	3,307	—
Other	3,950	2,583

	$21,648	$31,325

9.	Debt

          The Partnership’s outstanding debt consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Third Amended and Restated Credit Facility - Term, bearing interest at LIBOR plus 3.5% (7.3% at September 30, 2008 and 8.3% at December 31, 2007)	$303,473	$305,797
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at LIBOR plus 3.5% (7.3% at September 30, 2008 and 8.3% at December 31, 2007)	28,500	13,000
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (7.0% at September 30, 2008 and 9.3% December 31, 2007)	126,838	41,230

Total	558,811	460,027
Less: Current portion of long-term debt	431,973	3,100

Long-term debt	$126,838	$456,927

          On October 20, 2008, the Partnership and its lenders amended the Partnership’s senior credit facility. See Note 16, “Subsequent Events,” for additional discussion regarding the amendment.

          The Partnership’s cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in the Partnership not being in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under its Third Amended and Restated Credit Facility (“Senior Credit Facility”) at September 30, 2008. The senior lenders have waived this non-compliance, and any non-compliance with the financial covenants at December 31, 2008, through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the senior credit agreement, the Partnership will be in default of these financial covenants. The October 2008 amendment to the Senior Credit Facility requires the Partnership to have a specified minimum cumulative EBITDA on the last day of each of October, November and December 2008 and January 31, 2009, and there can be no assurance that the Partnership will meet this requirement. See Note 2, “Liquidity”.

          If the Partnership is not in compliance with its financial covenants, or is otherwise in default under the Senior Credit Facility, the lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, such defaults could cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, the Partnership would not have the financial resources to repay immediately in full all outstanding borrowings under its various debt agreements. As such, the Partnership would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility, which given current market conditions, would be difficult. In addition, the lenders under the Senior Credit Facility could prohibit the Partnership from paying interest on the senior notes. Even if the Partnership is not prohibited from paying interest on the senior notes by the lenders under the Senior Credit Facility, the Partnership’s ability to pay such interest will depend on the amount of availability under its revolving credit facility, cash generated from operations prior to the time such interest payment is due and its other working capital requirements.

          As the Partnership’s Senior Credit Facility is now callable at January 31, 2009, the Partnership has classified it as current at September 30, 2008. Furthermore, as the 13% Senior Secured Notes contain cross-default provisions in its indenture that accelerate its payment if there is a payment default or acceleration of the Senior Secured Facility, it has also been classified as current at September 30, 2008.

          On September 30, 2008, the debt associated with our Third Amended and Restated Credit facility was quoted at an average price of $0.79 to the dollar, which results in an implied market value of $262,258. In addition, our 13% Senior Secured Notes were priced at $0.60 to the dollar, yielding an implied market value of $60,000.

          Capitalized interest for the three months ended September 30, 2008 and September 30, 2007 was $3,164 and $3,815, respectively. Capitalized interest for the nine months ended September 30, 2008 and September 30, 2007 was $8,694 and $13,543, respectively.

10.	Taxes

          In January 2008, the Partnership made an election to treat one of its subsidiaries, USCS Sea Venture LLC, as a corporation for tax purposes effective January 2, 2008. The tax basis of the assets of this entity differed from the book basis at the time of the election, resulting in the recognition of a deferred tax asset and related tax benefit of $646 which is net of a valuation allowance of $117.

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

          In August 2008, the Partnership contributed the ownership interests of one of its subsidiaries, ITB Mobile LLC, to one of its subsidiaries, USCS Chemical Pioneer, Inc., that is a corporation. The tax basis of this asset differed from the book basis at the time of the transfer; however, no net deferred tax asset was recorded as a full valuation allowance was established against this deferred tax asset.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax basis of assets and liabilities of its subsidiaries taxed as corporations, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that it is more likely than not that certain deferred tax assets that existed as of September 30, 2008 will not be realized and, accordingly, provided valuation allowances against these deferred tax assets. There were no such allowances as of December 31, 2007. At September 30, 2008 and December 31, 2007, the Partnership had deferred tax assets net of valuation allowances of $37 and $713, respectively. At September 30, 2008 and December 31, 2007, the Partnership had deferred tax liabilities of $182 and $2,145, respectively.

          At September 30, 2008 and December 31, 2007, the Partnership had $919 and $729 of unrecognized tax benefits, respectively, excluding interest and penalties. At September 30, 2008 and December 31, 2007, the Partnership had approximately $165 and $99, respectively, of accrued interest and penalties related to uncertain tax positions. In the three month periods ended September 30, 2008 and 2007, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $67 and $89 of unrecognized tax benefits, respectively. In the nine month periods ended September 30, 2008 and 2007, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $254 and $317 of unrecognized tax benefits, respectively. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership’s assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

11.	Hedging

          Use of Fair Value Measures

          In September 2006, the FASB issued FAS 157 effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FSP 157-1, 157-2 and FSP 157-3. FSP 157-1 amends FAS 157 to exclude FAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 157-3 provides guidance in applying FAS 157 when valuing securities in markets that are not active. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination. The Partnership has adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. The Partnership is currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on the Partnership’s financial statements.

          The Partnership utilizes the best available information in measuring fair value. The Partnership has determined that its interest rate cap is valued using Level 2 inputs and its interest rate swaps are valued using Level 3 inputs as of September 30, 2008 in the fair value hierarchy described as follows:

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

          The financial asset carried at fair value measured via Level 2 inputs on a recurring basis as of September 30, 2008 include:

•	An interest rate cap with a fair market asset value of $2,142.

The financial liabilities carried at fair value measured via Level 3 inputs as of September 30, 2008 include:

•	An interest rate swap with a fair market liability value of $5,533.

•	An interest rate swap with a fair market liability value of $3,147.

Valuation Techniques

          The fair value of the interest rate cap is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates.

          The fair value of the interest rate swaps is developed from market-based inputs under the income approach using cash flows discounted at relevant market interest rates as adjusted for the Partnership’s credit risk as observed in the trading value of the Partnership’s senior secured debt.

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.9%. The fair value of this hedge was a loss of $5,533 at September 30, 2008 and a loss of $6,643 at December 31, 2007 and is reflected in other comprehensive income in the accompanying financial statements as this contract has been designated as a cash flow hedge.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its credit facility to a fixed rate of 8.4%. The fair value of this hedge was a loss of $3,147 at September 30, 2008 and a loss of $3,449 at December 31, 2007, and is reflected in other comprehensive income in the accompanying financial statements, as this contract has been designated as a cash flow hedge. The counterparty to this interest rate swap is Lehman Brothers Special Financing, Inc., which the Partnership understands has filed for protection under the U.S. bankruptcy laws. There can be no assurance that this entity will honor its obligations under the interest rate swap, although currently the Partnership is obligated to make, rather than entitled to receive, payments under the terms of the swap agreement. The failure of the counterparty to honor its obligations under the interest rate swap may have an adverse impact on the Partnership’s financial condition and liquidity.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008 the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of a portion of the owner-furnished equipment six months ahead of the original forecasted expenditure date, rendering this portion of the hedge ineffective. The Partnership received net proceeds totaling $112 which is recorded in earnings. In addition, two of the forecasted payments were contractually extended and subsequently terminated, rendering the contracts designated as cash flow hedges for these forecasted payments ineffective. The Partnership sold these contracts during June 2008 and received net proceeds totaling $657, which is included in earnings. In September 2008, the Partnership paid amounts for the purchase of owner furnished equipment eight months ahead of the original forecasted expenditure date rendering this portion of the hedge ineffective. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. As of September 30, 2008, all contracts for this hedge have been satisfied. The fair market value of the foreign currency forward contracts at December 31, 2007 was a gain of $955.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at September 30, 2008 and December 31, 2007 was a receivable of $2,142 and $1,950, respectively, and is recorded in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets. The change in the fair value of the instrument was a loss of $154 and a gain of $192 for the three and nine months ended September 30, 2008, respectively, and is recorded as a (loss) gain on derivative financial instruments in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to a loss of $235 for the three months ending September 30, 2007 and a gain of $496 for the nine months ended September 30, 2007.

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

          Distributions

          Under the terms of our Senior Credit Facility the Partnership is no longer permitted to make distributions to any of its unitholders until all outstanding borrowings under the Senior Credit Facility are repaid.

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

          On February 7, 2008, the Board of Directors of the general partner declared the regular cash distribution as it relates to the fourth quarter of 2007 of $0.45 per common unit. The distribution was paid on all common units on February 15, 2008 to all common unitholders of record on February 12, 2008. The aggregate amount of the distribution was $5,100. In February 2008, the Partnership did not declare or pay a distribution on the subordinated or general partners units. United States Shipping Master LLC (“Shipping Master”), the holder of the Partnership’s subordinated units and general partner units, requested that the Partnership not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase the reserves available for payment of future distributions on its common units; for the completion of its capital construction program; and to strengthen coverage with respect to the Partnership’s financial covenants under its credit facility in future periods.

          Restricted Units / Deferred Equity Compensation

          On April 1, 2008, the Partnership issued to each of the non-employee directors of its general partner who are not employed by Sterling Investment Partners 3,065 fully vested common units under the Long-Term Incentive Plan for a total grant of 12,260 units. The value of the restricted units as determined on the date of issuance was $146, which has been fully recognized in earnings.

13.	Related Party Transactions

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members, are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $15,495 and $13,743 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $44,285 and $40,451 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the former Chairman of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its former Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the three months ended September 30, 2008 and 2007, the Partnership paid $109 and $104, respectively, in connection with the lease and received $82 and $78, respectively, from its related parties. For the nine months ended September 30, 2008 and 2007, the Partnership paid $325 and $343, respectively, in connection with the lease and received $243 and $257, respectively, from its related parties. The former Chairman resigned as of October 23, 2008.

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement will be performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management are expected to devote significant time to the management and operation of the Joint Venture. For the three months ended September 30, 2008 and 2007, the Partnership recorded $366 and $119, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation. For the nine months ended September 30, 2008 and 2007, the Partnership recorded $992 and $180, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation.

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. For the three and nine months ended September 30, 2008 Product Manager recognized $366 and $992, respectively, in fees for these site supervision activities, which were eliminated in consolidation.

          Third Party Joint Venture Investors

          As a result of the formation the Joint Venture, the Partnership considers the third party investors in the Joint Venture led by affiliates of The Blackstone Group (the “Joint Venture Investors”) to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the three months ended September 30, 2008 and 2007, the Joint Venture has paid interest of $2,439 and $1,572, respectively, to the Joint Venture Investors. For the nine months ended September 30, 2008 and 2007, the Joint Venture has paid interest of $6,261 and $4,026, respectively, to the Joint Venture Investors.

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

          Mr. Macey is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Mr. Newhouse is a co-founder and managing partner of Sterling Investment Partners, L.P. and Sterling Investment Partners II, L.P. Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master. Shipping Master owns 100% of the Partnership’s general partner and the Partnership’s 6,899,968 subordinated units outstanding. Messrs. Macey and Newhouse resigned as directors of the Partnership’s general partner in October 2008.

          Effective October 1, 2008, the compensation committee of the board of directors revised the compensation being paid to its non-management directors. See Note 16, “Subsequent Events,” for additional discussion regarding the change in compensation.

14.	Commitments and Contingencies

          Claims and Litigation

          At September 30, 2008 and December 31, 2007, the Partnership has a liability for total claims exposure, both insured and uninsured, of $3,429 and $2,520, respectively, and a corresponding receivable from the insurance carrier of $4,422 and $2,999, respectively.

          The Partnership is the subject of various claims and lawsuits in the ordinary course of business arising principally from personal injuries, collisions, and other casualties. Although the outcome of any individual claim or action cannot be predicted with certainty, the Partnership believes that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance and would not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. The Partnership is subject to deductibles with respect to its insurance coverage up to $150 per incident and provides on a current basis for estimated payments there under. Legal costs associated with such claims are expensed as incurred.

          ATB Commitments

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed and entered service in August 2008. The ATB Galveston was completed at a total cost of $66,553 (excluding capitalized interest, which totaled $6,827). The cost increase over the originally budgeted amount of $65,000 was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed during November 2008 and will enter service in December 2008. The ATB Brownsville was completed at a total cost of $67,500 (excluding capitalized interest, which totaled $5,501 at September 30, 2008). The cost increase over the originally budgeted amount of $65,500 was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in November 2009 at a cost of approximately $69,800 (excluding capitalized interest, which totaled $3,663 at September 30, 2008). The cost increase over the originally budgeted amount of $66,000 was principally due to contractually provided cost increases related to increases in major components, customer requested modifications (which also delayed the scheduled delivery date from August 2009 to November 2009) and change orders. As of September 30, 2008, the Partnership had in escrow approximately $18,048, plus $7,565 of funds drawn from the escrow account in anticipation of payments due in the fourth quarter of 2008. Approximately $6,550 will be needed to complete construction of the final ATB and such amount will be derived from the Partnership’s operating cash flows and borrowings under its revolving credit facility.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction, and assessed the fair value of the construction in progress of this ATB unit at zero, which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment, and $495 of capitalized interest costs. During the quarter ended September 30, 2008, the Partnership accrued additional expenses related to owner furnished equipment in the amount of $105, and the Partnership may be required to make additional payments for certain owner furnished equipment but it has no further financial obligations with regard to either the tug or the barge.

          Joint Venture Commitments

          On August 7, 2006 the Partnership entered into the Joint Venture to finance the construction of the first five petroleum tankers. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which approximately $64,415 was paid through September 30, 2008. The Partnership’s remaining commitment of $5,585 is secured by a letter of credit for the benefit of the Joint Venture and the Partnership has segregated an equivalent amount of cash into an escrow account to meet such obligations. Subsequent to September 30, 2008, the Partnership contributed its remaining $5,585 equity commitment to the Joint Venture. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the tankers, of which $126,838 has been borrowed at September 30, 2008.

          The Partnership has determined that it should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership has determined that it had been erroneously allocating losses to its Joint Venture partner via the Non-Controlling Interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and has, therefore, revised this allocation by correcting the error during the three months ended September 30, 2008. The impact of this out of period adjustment is an additional allocation of losses to the Partnership, recorded through the Non-controlling interest line, of $1,029 in the three months ended September 30, 2008. Future Joint Venture losses will be fully allocated to the Partnership.

          Joint Venture Tanker Commitments

          The Partnership, through its subsidiary, Product Carriers, entered into a contract with NASSCO for the construction of nine 49,000 dwt double-hulled tankers. The Partnership currently expects the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers. The Joint Venture Investors option to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture expired unexercised. As a result, Product Carriers is obligated to obtain alternative financing for their construction or to transfer the shipyard slots. Given current market conditions and our financial condition, it is unlikely that Product Carriers will be able to obtain the necessary financing. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, the Partnership believes that there is substantial uncertainty that the Partnership will realize any return on or of its $70 million equity investment in the Joint Venture.

          Hess Support Agreement

          On September 13, 2002, the Partnership entered into an agreement (the “Support Agreement”) with Hess in which certain daily charter rates were agreed through September 13, 2007 and based upon which support payments would be made by Hess to the Partnership in respect of the ITBs. Under the terms of the Support Agreement, Hess agreed to pay the Partnership for the amount by which the Partnership’s negotiated third-party contract rates were less than the agreed charter rate. However, in the event that the charter rates the Partnership received on the ITBs were in excess of the Hess support rate, then the Partnership was obligated to pay such excess amounts to Hess until the Partnership had repaid Hess for all prior support payments made by Hess to the Partnership, and then the Partnership was obligated to share 50% of any additional excess amount with Hess. The differences resulting from these rates were calculated on a monthly basis and subject to a final “true-up” following expiration of the support agreement. The net amounts received or paid by the Partnership were considered contingent purchase price during the term of the Support Agreement. At the conclusion of the Support Agreement in September 2007, the net amount received was treated as a purchase price adjustment to the six ITBs acquired by the Partnership from Hess in September 2002.

          The cumulative net amount that was recorded as a reduction to the purchase price of the six ITBs was $8,568 upon the expiration of the Support Agreement in September 2007. The final “true-up” process concluded during November 2008 and resulted in an additional purchase price increase of $406 to the six ITBs and is recognized in the carrying values of the ITBs at September 30, 2008.

15.	Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. (the “Parent”) and U.S. Shipping Finance Corp. (“Subsidiary Issuer,” together with the Parent, the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Notes”)), the Partnership’s subsidiary guarantors of such Notes and the Partnership’s subsidiary non-guarantors of such Notes comprised of Product Carriers and the Joint Venture and its subsidiaries. All of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries guarantee the Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries. The non-guarantor subsidiaries consist of Product Carriers, the Joint Venture and subsidiaries of the Joint Venture.

          The Partnership’s Joint Venture and its subsidiaries, are contractually restricted from distributing assets to the Partnership entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of September 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$17,181	$15	$—	$17,196
Current portion of restricted cash and equivalents	—	—	23,633	—	—	23,633
Accounts receivable, net	—	—	7,549	—	—	7,549
Prepaid expenses and other current assets	—	—	21,988	276	—	22,264

Total current assets	—	—	70,351	291	—	70,642
Investment in subsidiaries, net	195,179	—	—	—	(195,179)	—
Intercompany receivable	262,709	66,964	—	—	(329,673)	—
Restricted cash and equivalents, net of current portion	—	—	—	—	—	—
Vessels and equipment, net	—	—	363,389	264,464	—	627,853
Deferred financing costs, net	8,198	3,638	—	7,544	(3,638)	15,742
Other assets	—	—	1,064	2,142	—	3,206

Total assets	$466,086	$70,602	$434,804	$274,441	$(528,490)	$717,443

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$431,973	$—	$—	$—	$—	$431,973
Accounts payable	—	—	7,162	—	—	7,162
Due to affiliates	—	—	2,399	248	—	2,647
Deferred revenue	—	—	6,320	—	—	6,320
Accrued expenses and other liabilities	—	—	14,226	7,422	—	21,648

Total current liabilities	431,973	—	30,107	7,670	—	469,750
Intercompany payable	—	—	262,709	—	(262,709)	—
Long-term debt, net of current portion	—	100,000	—	126,838	(100,000)	126,838
Deferred income taxes	—	—	182	—	—	182
Other liabilities	8,680	—	1,084	—	—	9,764

Total liabilities	440,653	100,000	294,082	134,508	(362,709)	606,534

Noncontrolling interest in Joint Venture	—	—	—	85,476	—	85,476

Commitments and contingencies

Partners’ Capital
Partners’ capital	33,293	(29,398)	140,722	54,457	(165,781)	33,293
Accumulated other comprehensive loss	(7,860)	—	—	—	—	(7,860)

Total partners’ capital	25,433	(29,398)	140,722	54,457	(165,781)	25,433

Total liabilities and partners’ capital	$466,086	$70,602	$434,804	$274,441	$(528,490)	$717,443

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended September 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$48,588	$—	$—	$48,588

Operating expenses
Vessel operating expenses	—	—	18,064	—	—	18,064
Voyage expenses	—	—	20,329	—	—	20,329
General and administrative expenses	—	—	5,718	402	—	6,120
Impairment charges	—	—	72,363	—	—	72,363
Depreciation and amortization	—	—	10,610	—	—	10,610
Other expense	—	—	1,070	—	—	1,070

Total operating expenses, net	—	—	128,154	402	—	128,556

Operating (loss) income	—	—	(79,566)	(402)	—	(79,968)
Interest expense	7,049	3,407	—	—	(3,407)	7,049
Interest income	—	—	(235)	—	—	(235)
Net losses (gains) on derivative financial instruments	(146)	—	1	154	—	9

(Loss) income before income taxes and noncontrolling interest	(6,903)	(3,407)	(79,332)	(556)	3,407	(86,791)
Provision for income taxes	—	—	(337)	—	—	(337)

(Loss) income before noncontrolling interest	(6,903)	(3,407)	(78,995)	(556)	3,407	(86,454)
Equity in earnings of unconsolidated subsidiaries	(80,580)	—	—	—	80,580	—
Noncontrolling interest in Joint Venture losses	—	—	—	(1,029)	—	(1,029)

Net (loss) income	$(87,483)	$(3,407)	$(78,995)	$(1,585)	$83,987	$(87,483)

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Nine Months Ended September 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$149,911	$—	$—	$149,911

Operating expenses
Vessel operating expenses	—	—	51,469	—	—	51,469
Voyage expenses	—	—	51,339	—	—	51,339
General and administrative expenses	183	—	12,742	1,200	—	14,125
Impairment charges	—	—	78,075	—	—	78,075
Depreciation and amortization	—	—	31,559	—	—	31,559
Other expense	—	—	1,190	—	—	1,190

Total operating expenses, net	183	—	226,374	1,200	—	227,757

Operating (loss) income	(183)	—	(76,463)	(1,200)	—	(77,846)
Interest expense	21,819	10,221	—	—	(10,221)	21,819
Interest income	—	—	(1,930)	—	—	(1,930)
Net (gains) losses on derivative financial instruments	(827)	—	—	(192)	—	(1,019)

(Loss) income before income taxes and noncontrolling interest	(21,175)	(10,221)	(74,533)	(1,008)	10,221	(96,716)
Provision for income taxes	—	—	(1,559)	—	—	(1,559)

(Loss) income before noncontrolling interest	(21,175)	(10,221)	(72,974)	(1,008)	10,221	(95,157)
Equity in earnings of unconsolidated subsidiaries	(74,769)	—	—	—	74,769	—
Noncontrolling interest in Joint Venture losses	—	—	—	(787)	—	(787)

Net (loss) income	$(95,944)	$(10,221)	$(72,974)	$(1,795)	$84,990	$(95,944)

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

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$133,262	$—	$—	$133,262

Operating expenses
Vessel operating expenses	—	—	49,087	—	—	49,087
Voyage expenses	—	—	27,509	—	—	27,509
General and administrative expenses	74	—	11,100	519	—	11,693
Depreciation and amortization	—	—	27,933	—	—	27,933
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	74	—	112,143	519	—	112,736

Operating (loss) income	(74)	—	21,119	(519)	—	20,526
Interest expense	22,419	10,228	—	1	(10,228)	22,420
Interest income	—	—	(7,713)	(5)	—	(7,718)
Gain on derivative financial instruments	(173)	—	—	(496)	—	(669)

(Loss) income before income taxes and minority interest	(22,320)	(10,228)	28,832	(19)	10,228	6,493
Provision for income taxes	—	—	258	—	—	258

(Loss) income before minority interest	(22,320)	(10,228)	28,574	(19)	10,228	6,235
Equity in earnings of unconsolidated affiliates	28,499	—	—	—	(28,499)	—
Minority interest in Joint Venture income	—	—	—	(56)	—	(56)

Net income (loss)	$6,179	$(10,228)	$28,574	$(75)	$(18,271)	$6,179

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the interest expense in respect of the Notes has been presented as an expense of both entities in the above consolidating statement of operations.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(95,944)	$(10,221)	$(72,974)	$(1,795)	$84,990	$(95,944)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,388	471	31,556	—	(471)	32,944
Impairment Charge	—	—	78,075	—	—	78,075
Nonrecurring insurance surcharge	—	—	1,057	—	—	1,057
Loss on sale of surplus equipment	—	—	120	—	—	120
Equity compensation	183	—	—	—	—	183
Provision for accounts receivable	—	—	387	—	—	387
Noncontrolling interest in Joint Venture loss	—	—	—	787	—	787
Gain on derivative financial instruments	(827)	—	—	(192)	—	(1,019)
Deferred income taxes	—	—	(1,290)	—	—	(1,290)
Capitalized drydock costs	—	—	(2,632)	—	—	(2,632)
Equity in earnings of unconsolidated subsidiaries	74,769	—	—	—	(74,769)	—
Changes in assets and liabilities:
Accounts receivable	—	—	3,546	—	—	3,546
Prepaid expenses and other current assets	—	—	(14,041)	—	—	(14,041)
Other assets	—	—	857	(300)	—	557
Accounts payable	—	—	(1,328)	—	—	(1,328)
Deferred revenue	—	—	5,127	—	—	5,127
Accrued expenses and other liabilities	—	—	5,828	(4,624)	—	1,204

Net cash (used in) provided by operating activities	(20,431)	(9,750)	34,288	(6,124)	9,750	7,733

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	101,649	—	—	101,649
Sale of surplus equipment	—	—	280	—	—	280
Construction of vessels and equipment	—	—	(89,750)	(165,087)	—	(254,837)
Gain on derivative financial instruments	—	—	827	—	—	827

Net cash provided by (used in) investing activities	—	—	13,006	(165,087)	—	(152,081)

Cash flows from financing activities
Proceeds from borrowings	15,500	—	—	—	—	15,500
Proceeds from Joint Venture revolver borrowings	—	—	—	85,609	—	85,609
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	85,609	(34,244)	51,365
Repayment of debt	(2,325)	—	—	—	—	(2,325)
Intercompany receivable / payable	17,465	9,750	(51,709)	—	24,494	—
Distributions to partners	(10,209)	—	—	—	—	(10,209)

Net cash provided by (used in) financing activities	$20,431	$9,750	$(51,709)	$171,218	$(9,750)	$139,940

Net increase (decrease) in cash and cash equivalents	—	—	(4,415)	7	—	(4,408)
Cash and cash equivalents at beginning of period	—	—	21,596	8	—	21,604

Cash and cash equivalents at end of period	$—	$—	$17,181	$15	$—	$17,196

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

Amendment to Senior Credit Facility

On October 20, 2008, the Partnership and its lenders amended the Partnership’s Senior Credit Facility. The material changes to the Senior Credit Facility include:

•	The lenders waived any potential defaults under the financial covenants for the quarters ended September 30, 2008 and December 31, 2008 through January 31, 2009.

•

The margin over LIBOR that the Partnership pays as interest on its borrowings was increased from 3.5% to 5.25%, and a floor on the LIBOR rate of 3.25% was established, meaning that the minimum cash interest rate on our borrowings will be 8.5%.

•

The Partnership will pay an additional 1.5% per annum in interest on outstanding borrowings, which additional interest will be paid-in-kind (“PIK interest”), and under certain circumstances the PIK interest rate will increase to 4.5% on January 31, 2009.

•

A new financial covenant was added to the credit agreement that requires the Partnership to have cumulative Consolidated EBITDA (as defined in the Senior Credit Facility) for the period beginning September 1, 2008 and ending on the specified date as follows:

Month Ending	Cumulative Consolidated EBITDA

October 31, 2008	$4,000
November 30, 2008	$6,000
December 31, 2008	$9,000
January 31, 2009	$13,000

•

The grace period before a payment default in respect of other indebtedness having a principal amount in excess of $1.0 million becomes an event of default under the senior credit agreement was eliminated.

•	The Partnership is not permitted to pay any distributions on its common units until all borrowings under the senior credit agreement are paid in full.

          Director Compensation

          The Compensation Committee of the Board of Directors of our General Partner revised, effective October 1, 2008, the compensation being paid to non-management directors for their service as directors to a fixed fee of $20 per quarter with no additional fees for meetings attended, plus reimbursement of out-of-pocket expenses. Prior to this change, each of our non-management directors received a quarterly cash retainer fee of $13 in consideration of their services as director of our general partner, plus a cash fee of $1 for each board meeting that they participated in. Furthermore, the chairman of the audit committee received a $10 annual retainer, and each of the other members of the audit committee received a $5 annual retainer. Beginning in 2008, we paid the lead outside director a $12 annual retainer. In addition, in 2007 and 2008 we issued common units to each of the non-management, non-Sterling investors having a value of $38 in 2007 and $37 in 2008.

          Call for Additional Payment from Indemnity Association

          Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations. On November 4, 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy years’ annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are approximately $363 and $507, respectively, and are reflected in our financial statements at September 30, 2008 as other expense. These premiums are payable in March 2009 and June 2009, respectively. Since the 2008 supplemental premium is of an indeterminate amount but is likely to be at an additional premium, an estimated of $188 has also been recognized as other expense at September 30, 2008 for the current policy year based on the notice received from our protection and indemnity association. The association will review this 2008 policy supplementary premium to be levied in October 2009. Renewals for the policy beginning in February 2009 are estimated to be increased by 12.5% which will be negotiated at the time of our renewal. Policy years run from February 20 to February 19.

          Officer Resignation

          Mr. Gridley, the Partnership’s former chief executive officer and current chairman, resigned as director of the general partner of the Partnership. Mr. Gridley also resigned as an employee of the general partner of the Partnership. As a result of Mr. Gridley’s termination of employment, he is contractually entitled to receive under the terms of his employment agreement entered into in connection with the Partnership’s initial public offering in November 2004 severance in the amount of $1,251, payable in equal semi-monthly installments for a period of two years, provided that if a change of control of the Partnership occurs prior to October 22, 2009, he will be entitled to an additional $626, and such amount, together with certain portions of the unpaid portion of the $1,251, will be immediately due and payable. The Partnership has accrued the $1,251 severance amount as of September 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. Recently, to improve utilization of the ITB fleet, we have employed five of our ITBs to transport grain overseas for humanitarian organizations. These transactions are not subject to the provisions of the Jones Act, but U.S Flag vessels are given preference for these voyages. We do not assume ownership of any of the products that we transport on our vessels. Our existing fleet consists of thirteen vessels: six integrated tug barge units (“ITBs”), two of which we currently intend to sell during the fourth quarter of 2008; one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and two articulated tug barge units (“ATB”), one of which entered service in July 2007 and the second in August 2008. In addition, a third ATB was delivered to the Partnership early November 2008 and is expected to enter service early December 2008. We currently have one additional ATB under construction, which is scheduled to be delivered in November 2009 and, through a joint venture, have five additional tank vessels under construction, the first three of which are scheduled to be delivered in 2009. Our primary customers are major oil and chemical companies.

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

Significant Challenges of Our Changing Business Model

          Our business model is changing in the near term. Upon our formation, our six ITBs transported petroleum products under long-term charters with major petroleum companies. Our level of revenues and the types of product that we transported were predictable. However, as a result of the expiration of the Hess support agreement in September 2007, which provided us with specified minimum charter rates for our ITBs, combined with the desire of customers for new vessels and the newbuilding programs, which have resulted in the supply of Jones Act vessels able to transport petroleum products not decreasing as we had expected, together with decreased demand for waterborne transportation of petroleum products due to current economic conditions, we anticipate that there will no longer be any demand for our ITBs for the transportation of petroleum products. While we expect to be able to employ some of our ITBs in the transportation of grain for humanitarian purposes at least in the near term, this market is also becoming more competitive as more vessels previously employed in the transportation of petroleum products enter this market and bulk grain carriers, which are given preference in this market but until recently had employed most of their vessels overseas, have returned to this market as overseas demand has decreased. As a result of anticipated decreased demand for our ITBs and the fact that our remaining ITB on time charter will enter the spot market on January 1, 2009, we intend to sell two ITBs in the fourth quarter of 2008 and, depending on market conditions, may sell additional ITBs in 2009. At September 30, 2008, we determined that the values of our ITBs was impaired and wrote-off $72.3 million of the value of the ITBs.

          Due to the increasing importance of our specialty chemical transportation business and our desire to keep our vessels operating, a substantial portion of our revenues is now derived from the transportation of products that are not petroleum based. As a publicly traded master limited partnership, our earnings are generally not subject to tax, as long as 90% or more of our revenues are from qualifying income which includes revenue derived from the transportation of petroleum based products, among other items. Our increasing percentage of revenue derived from the transportation of non-petroleum based products that do not generate qualifying income has caused us to operate more of our vessels from entities taxed as corporations, which are subject to entity level taxation but allow us to exclude this revenue from the 90% qualifying income test (and allow us to include dividends paid to us by these corporate entities as qualifying income). This increases our tax burden, and requires us to closely monitor the level of non qualifying income generated in our non corporate entities for compliance with the aforementioned 90% rule. Due to the fact that we are prohibited from making distributions on our units until all borrowings under our senior credit agreement are paid in full and the substantial additional cost of being a master limited partnership, we are examining whether it would be better to be taxed as a corporation for federal income tax purposes effective January 1, 2009. This election could have adverse tax consequences for some or all of our partners, and you should consult with your tax advisors. We are actively seeking measures to optimize our capital structure and our legal entity structure to cope with this changing business model.

          Since our ITBs were under time charters in prior years, we did not require substantial operations to manage the day-to-day logistical and chartering aspects of the business. Subsequent to the acquisition of the ITBs, we began to acquire vessels that transported non petroleum products, including the Chemical Pioneer, the Charleston, the Sea Venture, the ATB Freeport and, beginning in early December 2008, the ATB Brownsville. These parcel tankers and barges differ from our ITBs in that they carry smaller lots and are designed to carry multiple products simultaneously. We have contracts of affreightment from chemical customers that historically accounted for the capacity of these vessels. These contracts of affreightment allow us the flexibility to employ our vessels as we see fit and, accordingly, we manage the logistical requirements of these vessels collectively. Additionally, our ITBs are expected to operate solely in the spot market prospectively, and will principally carry non petroleum products, as most petroleum customers prefer to contract new double-hulled vessels under long-term charters. This combination of our ITBs in the spot market, and the logistical aspects of managing our chemical contracts and grain voyages, has placed an additional operating burden on us. Our ability to effectively manage our changing operations is critical to our future success.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. Certain of our vendors have been unwilling to extend trade credit to us, instead requiring payment up front due to our limited liquidity. With the addition of two ATBs in 2008 and five of our six ITBs now participating in the spot market and the sixth ITB expected to enter the spot market beginning in 2009, USS expects its working capital requirements to increase. We have limited availability under our revolving credit facility to finance this increase in working capital requirements. The Partnership understands that Lehman Brothers Commercial Paper, which is a revolving credit lender under the revolving credit portion of the Partnership’s senior credit facility, has filed for protection under the U.S. bankruptcy laws, and there can be no assurance that this entity will fulfill its obligations to make revolving credit loans under the senior credit facility. Of the approximately $11.2 million currently available under the Partnership’s revolving credit facility, Lehman Brothers Commercial Paper’s obligation is approximately $4.9 million. The failure of Lehman Brothers Commercial Paper to make revolving credit loans available to us will have a material adverse effect on our financial condition and results of operations.

          During 2008 we have been successful in employing five of our ITBs that might otherwise have been idle in the overseas transportation of grain for humanitarian organizations. These voyages have different characteristics than our transportation of refined petroleum products, including longer voyages, voyages overseas and different revenue and expense recognition policies. These different characteristics, together with the fact that through September 13, 2007 the Hess support agreement provided us with the specified minimum charter rates for our ITBs, make a comparison of our present results with our prior results less meaningful. In addition, we do not have any long-term contracts to transport grain and there can be no assurance that we will be able to continue to obtain these grain voyages. Furthermore, to the extent more of our activities involve the transportation of products that do not generate “qualifying income,” it will be more difficult for us to insure that at least 90% of our revenue is “qualifying income”. If less than 90% of our revenue is “qualifying income,” we will be taxed as a corporation rather than a partnership, which may result in a significant reduction in the amount of cash available to fund our operating expenses.

Liquidity

          We are dependent on our cash flow from operations and borrowings under our revolving credit facility to meet our operating debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

•	the level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices we obtain for our services;

•	the level of demand for our vessels;

•	the level of our operating costs, including payments to our general partner;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures we are required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in our debt instruments and our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to make working capital borrowings;

•	the refusal of certain of our vendors to extend trade credit to us; and

•	the increase in the interest rate on our borrowings under our senior credit agreement and additional fees and expenses resulting from the October 2008 amendment to our senior credit agreement.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions we are facing. During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008 market conditions in the spot market, where five of our six ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were, until recently, at record levels and are still substantially higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”). Due to these market shifts, our five ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in us not being in compliance with certain financial covenants under our Third Amended and Restated Credit Facility (“Senior Credit Facility”) at September 30, 2008. The senior lenders have waived this non-compliance, and any non-compliance with our financial covenants at December 31, 2008, through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the senior credit agreement, we will be in default of these financial covenants. The October 2008 amendment to the senior credit agreement requires us to have a specified minimum cumulative EBITDA on the last day of October, November and December 2008 and January 2009, and there can be no assurance that we will meet this requirement.

          If we are not in compliance with our financial covenants, or are otherwise in default under the senior credit agreement, our lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, such defaults could cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility, which given current market conditions, would be difficult. In addition, the lenders under the Senior Credit Facility could prohibit us from paying interest on the senior notes. Even if we are not prohibited from paying interest on the senior notes by the lenders under the senior credit agreement, our ability to pays such interest will depend on the amount of availability under our revolving credit facility, cash generated from prior operations prior to the time such interest payment is due and our other working capital requirements.

          In response to these challenges, we have retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of our units in respect of the second and third quarters of 2008. The October 2008 amendment to our senior credit agreement prohibits us from paying any distributions on any of our units until the borrowings under our senior credit agreement are repaid in full.

          Consistent with generally accepted accounting principles, the condensed consolidated financial statements included herein have been prepared on the basis that the Partnership will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the lenders under the Senior Credit Agreement waived non-compliance with certain financial covenant defaults through January 31, 2009, and there can be no assurance that they will grant us an additional waiver at that date and, given current market conditions, the Partnership believes it would be difficult to secure alternate financing. The Partnership’s lenders’ right to demand immediate payment of all outstanding indebtedness on January 31, 2009, coupled with the Partnership’s inability to repay this indebtedness immediately, leads to a substantial doubt about the Partnership’s ability to continue as a going concern.

Industry Capacity and Utilization

          With the announced newbuilding programs by us and our competitors, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. It is likely that some of these vessels will be placed in service prior to the phase-out of currently operating vessels, which could result in an over-supply of vessel capacity in the near term, particularly in light of decreased demand due to current economic conditions. As a result, we believe the domestic supply of tank vessels may increase in the near term. Any additional newbuildings or retrofittings of existing tank vessels will result in additional capacity that the market will not be able to absorb at the anticipated demand levels. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached these age limits. Accordingly, we expect that there will no longer be any demand for our ITBs for the transportation of petroleum products.

Future Growth

          We have entered into contracts to construct four additional ATB units, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, in June 2008 we exercised our option to cancel the fourth ATB. The first of these ATB units, the ATB Galveston, was completed and entered service in August 2008. The ATB Galveston was completed at a total cost of $66.6 million (excluding capitalized interest of $6.8 million). The cost increase over the originally budgeted amount of $65.0 million was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed during November 2008 and will enter service in December 2008. The ATB Brownsville was completed at a total cost of $67.5 million (excluding capitalized interest of $5.5 million at September 30, 2008). The cost increase over the originally budgeted amount of $65.5 million was principally due to contractually provided cost increases related to increases in major components and change orders. The partnership expects that the final ATB will be completed in November 2009. The funds to substantially complete the remaining ATB have been placed in escrow. For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

          We, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. The builder is currently scheduled to deliver the first tanker in the first quarter of 2009, the second tanker in the second quarter of 2009, the third tanker in the fourth quarter of 2009, the fourth tanker in the second quarter of 2010, the fifth tanker is to be delivered in the fourth quarter 2010, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers with third party investors led by affiliates of The Blackstone Group (the “Joint Venture Investors”). Our ability to take delivery of these vessels from our Joint Venture will depend on our ability to finance the purchase of these vessels upon their completion which, based on the contractual purchase price, current market values and our financial condition, is unlikely to be feasible. If the vessels remain in the Joint Venture, we will not receive the bulk of the benefits associated with ownership of these vessels, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which will have a material adverse effect on our business, results of operations and financial condition, and it is likely that our interest in the Joint Venture will have little if any value. The Joint Venture Investors option to elect to have the Joint Venture finance the remaining four tankers has expired. As a result, Product Carriers is obligated to obtain alternative financing for their construction or to transfer the shipyard slots. Given current market conditions and our financial condition, it is unlikely that Product Carriers will be able to obtain the necessary financing. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse the builder for any damages incurred by the builder as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to the builder, up to a maximum of $10.0 million (plus costs and expenses incurred by the builder) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, we believe that there is substantial uncertainty that we will realize any return on or of our $70 million equity investment in the Joint Venture.

          For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

Impairment in Value of ITB Fleet

          We review the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. During the quarter ended September 30, 2008, the Partnership began activities to sell the ITB Groton and ITB Jacksonville to a third party, before taking into consideration the estimated costs of disposition, for an estimated sales price per vessel of $5.4 million, net of commissions. These ITB’s are enroute to the potential buyer after discharging their latest grain cargoes. Because the potential for these vessels to return to the petroleum market is unlikely, we decided to sell these ITBs and therefore recorded an impairment loss totaling $20.4 million. In the current period, we determined that the carrying amounts of the other ITBs also exceeded their fair values. Factors indicating the impairment of the other ITB’s included the fact that the spot petroleum market has further deteriorated; the likelihood that there will be no further demand for the ITBs in the spot petroleum market, should that market recover, due to the available capacity of double-hulled vessels which are preferred vessels by the major oil companies; the entry of the ITB New York into the spot market when its current time charter expires on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of, the ITB Groton and the ITB Jacksonville. As a result, wrote down the carrying value of the remaining four ITBs by $51.9 million.

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

          For the three months ended September 30, 2008 and 2007 we derived approximately 53% and 75%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 47% and 25%, respectively, of our revenue from spot charters. For the nine months ended September 30, 2008 and 2007 we derived approximately 58% and 76%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 42% and 24%, respectively, of our revenue from spot charters. During the fourth quarter of 2008, all but one of our ITBs will be employed in the spot market, and beginning January 1, 2009 all of our ITBs will be employed in the spot market. The percentage of our revenue derived from the spot market will vary from period to period depending on how many of our ITBs are actually employed and the rates we are able to obtain for them.

The following table sets forth the markets in which our vessels were operating during each calendar quarter of 2008 and 2007:

Vessel	Quarter Ending March 31, 2008	Quarter Ending March 31, 2007	Quarter Ending June 30, 2008	Quarter Ending June 30, 2007	Quarter Ending September 30, 2008	Quarter Ending September 30, 2007	Quarter Ending December 31, 2008 (7)	Quarter Ending December 31, 2007

Baltimore (1)	TC	TC	TC/Spot	TC/Spot	Spot	DD	Spot	DD/TC
Groton (2)	TC	TC	Spot	TC	Spot	TC	Spot/Sell	TC
Jacksonville (3)	TC	Spot	Spot	Spot	Spot	Spot	Spot/Sell	Spot/TC
Mobile (4)	TC	TC	TC	TC	Spot	TC	Spot	TC
New York (5)	COA	Spot	COA/Spot	Spot	TC	COA/Spot	TC	COA
Philadelphia (6)	Spot	COA	Spot	COA	Spot	DD/COA	Spot	DD/Spot
Houston	TC	TC	TC	TC	TC	TC	TC/DD	TC
Sea Venture	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Freeport	COA/Spot	n/a	COA/Spot	n/a	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Chemical Pioneer	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot/DD	COA/Spot
Charleston	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot/DD	COA/Spot
Galveston	n/a	n/a	n/a	n/a	TC	n/a	TC	n/a
Brownsville	n/a	n/a	n/a	n/a	n/a	n/a	COA/Spot	n/a

TC= Time Charter COA = Contract of Affreightment/Consecutive Voyage DD=Dry Dock Sell= anticipated November 2008

(1) ITB Baltimore entered spot market on 5/19/08 upon it’s first grain voyage.

(2) ITB Groton entered spot market on 4/28/08.

(3) ITB Jacksonville re-entered the spot market on 4/7/08 upon it’s first grain voyage.

(4) ITB Mobile current time charter will transfer to the ITB New York on 7/4/08.

(5) ITB New York will begin a time charter transferred from the ITB Mobile on 7/4/08.

(6) ITB Philadelphia entered spot market on 12/14/07 upon it’s first grain voyage.

(7) Fourth quarter 2008 data reflects the anticipated market in which the vessel will operate.

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

o

Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows: the Sea Venture to 2013, its mandatory retirement from transportation of petroleum products as required by OPA 90; 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport and the ATB Galveston based on their respective estimated useful lives. Prior to September 30, 2008, our ITBs were being depreciated to salvage value using the straight-line method to their respective mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014. At September 30, 2008, in connection with the write-down of the value of the ITBs, the remaining depreciable lives for the ITB’s was accelerated to November 2008 for the ITB Groton and ITB Jacksonville and September 30, 2010 for the ITB Baltimore, ITB New York, ITB Mobile and ITB Philadelphia.

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

o

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock while in domestic trade. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and generally amortize these expenditures over 60 months for the ITBs and 30 months for the parcel tankers and the Houston; however, if our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over 30 months. We expect that our ITBs will be able to continue participation in the UWILD program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted however; under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport and ATB Galveston, the remaining newbuild ATBs and product tankers qualify for the UWILD Program. We will capitalize expenditures incurred for drydocking the ATBs and amortize these expenditures over 60 months.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. The ATBs and petroleum tankers being constructed by the Joint Venture also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

•

Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue (voyage revenue less voyage expenses) earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period adjusted for any days related to grain voyages for which revenue has not yet been recognized. Fluctuations in time charter equivalent result not only from changes in charter rates charged to our customers, but also from voyage expenses incurred as well as from external factors such as weather or other delays.

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for average time charter equivalent rates and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007

Voyage revenue	$48,588	$45,559	$149,911	$133,262

Vessel operating expenses	18,064	16,762	51,469	49,087
% of voyage revenue	37.2%	36.8%	34.3%	36.8%
Voyage expenses	20,329	11,360	51,339	27,509
% of voyage revenue	41.8%	24.9%	34.2%	20.6%
General and administrative expenses	6,120	3,687	14,125	11,693
% of voyage revenue	12.6%	8.1%	9.4%	8.8%
Depreciation and amortization	10,610	9,831	31,559	27,933
Impairment charges	72,363	—	78,075	—
Other expenses (income)	1,070	—	1,190	(3,486)

Total operating expenses, net	128,556	41,640	227,757	112,736

Operating income	(79,968)	3,919	(77,846)	20,526
% of voyage revenue	-164.6%	8.6%	-51.9%	15.4%
Interest expense	7,049	8,848	21,819	22,420
Interest income	(235)	(2,471)	(1,930)	(7,718)
Net loss/(gain) on derivative financial instruments	9	235	(1,019)	(669)

Loss (income) before income taxes and noncontrolling interest	(86,791)	(2,693)	(96,716)	6,493
(Benefit) provision for income taxes	(337)	(364)	(1,559)	258

(Loss) income before noncontrolling interest	(86,454)	(2,329)	(95,157)	6,235
Noncontrolling interest in Joint Venture loss (income)	(1,029)	351	(787)	(56)

Net (loss) income	$(87,483)	$(1,978)	$(95,944)	$6,179

Distributions declared per common unit in respect of the period	$—	$0.45	$0.45	$1.35

Operating Data
Number of vessels	12	11	12	11
Total vessel days	1,051	1,012	3,053	2,822
Days worked	963	897	2,867	2,686
Drydocking days	—	61	—	67
Net utilization	92%	89%	94%	95%
Average daily time charter

          In order to address reduced demand for our ITBs in the spot market for transportation of petroleum products, we are currently employing all but one of our ITBs in the foreign transportation of grain for humanitarian organizations. Unlike our petroleum voyages, where we generally recognize revenue and expenses based upon the relative transit time in each period to the total estimated transit time for each voyage, for our grain voyages we recognize revenue and certain voyage expenses when the grain has been delivered to its final destination, which may fall into the next reporting period. However, certain grain voyage expenses are deferred and accrued as a liability on our balance sheet during the voyage. These different characteristics, together with the fact that through September 13, 2007 the Hess support agreement provided us with specified minimum charter rates for our ITBs, make a comparison of our results with prior quarters and comparable periods in the prior year may be less meaningful.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

          Voyage Revenue. Voyage revenue was $48.6 million for the three months ended September 30, 2008, an increase of $3.0 million, or 7%, from $45.6 million for the three months ended September 30, 2007. Revenues are affected by several factors, such as the mix of charter types; the charter rates attainable in the market; fleet utilization, other items such as fuel surcharges, and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages. There was a $7.2 million increase in revenues for the ITB Baltimore largely because for the same period of 2007, this vessel did not earn any revenue due to its scheduled dry-docking subsequently followed by an extended out-of-service period to repair damages it sustained while in the shipyard during Hurricane Dean. Additionally, there was a net increase in revenues of $3.1 million due to a change in charter mixes where the ITB Groton and ITB Mobile both moved to the spot market in the second quarter of 2008 as compared to both being on time charters in the third quarter of 2007, partially offset by the ITB New York which moved to a time charter at the end of the second quarter of 2008 as compared to being in the spot market during the majority of the third quarter of 2007. Revenues are generally higher on a spot charter to compensate for voyage expenses that we pay which under a time charter, are instead paid by the customer. Revenues on the remaining ITB fleet decreased by $9.3 million largely due to the impact and timing of certain grain voyages where revenue is recognized upon discharge of grain and fulfillment of inland distribution contracts, if any. Revenues of approximately $15.8 million were not recognized and deferred during the three months ended September 30, 2008. The Partnership’s chemical fleet (excluding the ATB Galveston, which was not in service during the entire 2007 and 2008 period) realized increased revenues of $1.1 million largely due to higher charter rates. We estimate that our revenue from the chemical fleet for the 2008 period was reduced by approximately $1.1 million due to Hurricanes Hannah and Ike. Voyage revenue further increased by $0.9 million due to the addition of the ATB Galveston which was placed in service under a time charter in late August 2008. Certain charters, including contracts of affreightment and consecutive voyage charters, generally provide for fuel escalation charges, but do not fully protect the Partnership when the price of fuel increases. These charges generally increase revenue, but only serve to partially offset the increase in fuel expenses. Revenue for the three months ended September 30, 2008 included $5.7 million of fuel surcharges, compared to $3.6 million for the three months ended September 30, 2007.

          Vessel Operating Expenses. Vessel operating expenses were $18.1 million for the three months ended September 30, 2008, a increase of $1.3 million, or 8%, as compared to $16.8 million for the three months ended September 30, 2007. We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The increase is primarily due to the addition of the ATB Galveston which increased vessel operating expenses by $0.8 million. There was a net $0.5 million increase in expenditures on the remaining fleets operating expenses.

          Voyage Expenses. Voyage expenses were $20.3 million for the three months ended September 30, 2008, an increase of $9.0 million, or 79%, as compared to $11.4 million for the three months ended September 30, 2007. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions and other costs which are unique to a particular voyage. These expenses can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer are responsible for these expenses. Typically, freight rates are higher when we pay voyage expenses.

          During the three months ended September 30, 2008, voyage expenses increased approximately $5.9 million over the prior year due to increased fuel costs (including $0.3 million attributable to the delays resulting from Hurricanes Hannah and Ike discussed above), which were only partially offset by the $2.1 million of increased fuel surcharge revenue, and approximately $2.3 million in grain voyage related voyage expenses, largely related to discharge costs. There was also a $0.2 million increase in voyage expenses due to the addition of the ATB Galveston as well as a net remaining increase of $0.6 million. A significant portion of the increase in voyage expenses is due to the loss of two time charters for our ITBs in 2008 resulting in the Partnership incurring voyage expenses that it previously did not incur under time charters. The impact of these additional voyage expenses was partially offset by increased revenues as the rates we charge are generally higher to compensate for these voyage expenses that were previously paid by the customer under a time charter. Because we do not recognize certain voyage expenses related to our grain voyages until the grain is delivered to its final destination, voyage expenses for the three months ended September 30, 2008 do not include approximately $8.3 million of expenses related to grain voyages commenced in the third quarter of 2008 but to be completed in the fourth quarter 2008. Voyage expenses for the three months ended September 30, 2008 included approximately $2.3 million of expenses related to grain voyages commenced in the second quarter of 2008 that were completed in the third quarter.

          General and Administrative Expenses. General and administrative expenses were $6.1 million for the three months ended September 30, 2008 compared to $3.7 million for the three months ended September 30, 2007, an increase of $2.4 million or 66%. An increase in personnel expenses of $1.3 million, reflecting the recognition of the contractually mandated severance payment due our former chairman and chief executive officer, which will be paid over the next two years, was coupled with an increase in professional fees, consisting of legal, accounting and consulting fees primarily related to our review of strategic alternatives and obtaining a waiver and amendment of our Senior Credit Facility, of $1.3 million. There was a net $0.2 million decrease in all other general and administrative expenses.

          Depreciation and Amortization. Depreciation and amortization was $10.6 million for the three months ended September 30, 2008, an increase of $0.8 million, or 8%, compared to $9.8 million for the three months ended September 30, 2007. The increase is primarily due to additional amortization of drydock expenditures of $0.8 million, principally resulting from drydocks completed in 2007, and $0.2 million attributable to the addition of the ATB Galveston. These increases to depreciation and amortization expense were offset by a decrease of $0.2 million resulting from an adjustment upon expiration of the Hess support agreement in September 2007 to the values assigned to the vessels in the original purchase of the ITBs due to net payments made to us under the Hess Support Agreement, which were considered an adjustment to the original purchase price.

          Impairment charges. Impairment charges for the three months ended September 30, 2008 were $72.4 million, an increase of 100% over the same period in 2007. An impairment was made to the ITB fleet of $72.3 million due to a change in circumstances that indicates the carrying amount of the vessels may not be fully recoverable. See “Impairment in Value of ITB Fleet” above. Additionally, there was $0.1 million impairment recorded on the exercised cancellation option on the fourth ATB unit.

          Other Expense (Income). Other expense in the three months ended September 30, 2008 of $1.1 million reflects $1.1 million in supplemental insurance premiums that we were informed would be levied by our protection and indemnity association in respect of the 2006, 2007 and 2008 policy years due to uncertainty in financial markets and substantial claims deficits.

          Interest Expense. Interest expense was $7.0 million for the three months ended September 30, 2008, a decrease of $1.8 million, or 20%, compared to $8.8 million for the three months ended September 30, 2007. The decrease is primarily attributable to a higher average outstanding debt balance during the 2008 quarter being more than fully offset by a decrease in interest rates and increases in capitalized interest expense due to higher construction in progress balances. The average effective interest rate for the quarter ended September 30, 2008 was 9.2% compared to 10% for the quarter ended September 30, 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $0.2 million for the three months ended September 30, 2008, a decrease of $2.2 million, or 91%, compared to $2.5 million for the three months ended September 30, 2007. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease.

          Net Loss (Gain) on Derivative Financial Instruments. In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items. During the three months ended September 30, 2008 we recorded a loss related to derivative financial instruments. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments of $0.1 million was recognized in our Consolidated Statement of Operations for the three months ended September 30, 2008. The Joint Venture recorded a loss of $0.2 million during the three months ended September 30, 2008 in connection with the interest rate cap it had entered into in April 2007. During the quarter ended September 30, 2007, the Joint Venture recorded a loss of $0.2 million in connection with its interest rate cap. For information on our foreign currency forward contracts and the interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision for Income Taxes. The benefit for income taxes was $0.3 million for the three months ended September 30, 2008 compared to a benefit for income taxes of $0.4 million for the three months ended September 30, 2007. The benefit recorded in the third quarter of 2008 is due to a benefit of $0.4 million primarily related to the reversal of existing deferred tax liabilities in connection with the impairment charges recorded for certain of our ITB’s. In addition, a provision of $0.1 million related to unrecognized tax benefits was recorded during the third quarter of 2008. For the comparable period in 2007, only the Chemical Pioneer was owned by a corporate subsidiary subject to federal, state and local income taxes.

          Noncontrolling Interest in Joint Venture. For the three months ended September 30, 2008, we recorded an unfavorable $1.0 million in noncontrolling interest in Joint Venture compared to a favorable $0.4 million for the three months ended September 30, 2007, relating to the 60% of the Joint Venture owned by third parties. This $1.0 million unfavorable position was a result of a determination that the Partnership should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionately based on ownership interest as it had been calculated since the inception of the Joint Venture in 2006. An out of period adjustment for the additional allocation of losses to the Partnership of $1.4 million was recorded in the three months ended September 30, 2008, offsetting a $0.3 million favorable allocation made in the three months ending September 30, 2008 which was recorded using the former method of calculation.

          Net Loss. The net loss for the three months ended September 30, 2008 was $87.5 million, an increase of $85.5 million over the net loss of $2.0 million for the three months ended September 30, 2007. The decrease in operating income of $83.9 million, an increase in the income in the noncontrolling interest in Joint Venture of $1.4 million, and a decrease in net interest income of $0.4 million was offset by a decrease of $0.2 million in losses on derivative financial instruments.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

          The nine month period ended September 30, 2008 is one day greater than the nine month period ended September 30, 2007.

          Voyage Revenue. Voyage revenue was $149.9 million for the nine months ended September 30, 2008, an increase of $16.6 million, or 12%, from $133.3 million for the nine months ended September 30, 2007. Revenues are affected by several factors, such as the mix of charter types; the charter rates attainable in the market; fleet utilization and other items such as fuel surcharges and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages. There was an increase of $10.0 million in revenues earned by the ITB Baltimore due to this vessel being out of service for 56 days during 2007 period due to a scheduled drydock followed by an extended out-of-service period to repair damages it sustained while in the shipyard during Hurricane Dean in 2007 as well as a change in its charter type from a time charter to a spot charter. Similarly, there was a net increase in revenues of $4.4 million due to a change in charter mixes for the ITB Groton and ITB Mobile, which both moved to the spot market in the second quarter of 2008 as compared to both being on time charters in 2007 partially offset by the ITB New York which moved to a time charter at the end of the second quarter of 2008 as compared to being in the spot market during the majority of 2007. Revenues are generally higher on a spot charter to compensate for voyage expenses that we pay which, under a time charter, are instead paid by the customer. Revenues on the remaining ITB fleet decreased by $10.6 million largely due to the impact and timing of certain grain voyages where revenue is recognized upon discharge of grain and fulfillment of inland distribution contracts, if any. Revenues of approximately $15.8 million were not recognized and deferred during the three months ended September 30, 2008. The Partnership’s chemical fleet (excluding the ATB Freeport and ATB Galveston, which were not in service during the entire 2007 and 2008 period) realized increased revenues of $2.1 million largely due to higher charter rates. We estimate that our revenue from the chemical fleet for the 2008 period was reduced by approximately $1.1 million due to Hurricanes Hannah and Ike. Voyage revenue further increased by $9.8 million and $0.9 million due to the addition of the ATB Freeport and the ATB Galveston, which were placed in service in July 2007 and late August 2008, respectively. Certain charters, including contracts of affreightment and consecutive voyage charters, generally provide for fuel escalation charges, but do not fully protect the Partnership when the price of fuel increases. These charges generally increase revenue, but only serve to partially offset the increase in fuel expenses. Revenues for the nine months ended September 30, 2008 included $12.2 million of fuel surcharges, compared to $7.3 million for the nine months ended September 30, 2007.

          Vessel Operating Expenses. Vessel operating expenses were $51.5 million for the nine months ended September 30, 2008, an increase of $2.4 million, or 5%, as compared to $49.1 million for the nine months ended September 30, 2007. We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The increase is primarily due to the addition of the ATB Freeport and ATB Galveston, which contributed $1.5 million and $0.8 million, respectively to the increase in vessel operating expenses. Additionally, crew wages and benefits increased by $1.0 million. The increase in crew wages and benefits resulted from increased rates as outlined in the unions’ collective bargaining agreements that cover the crew members and officers of our vessels which became effective in the second and third quarters of 2007, respectively and included annual increases also effective in year 2008. These increases were offset by a $0.9 million net decrease in expenditures for supplies, and repairs and maintenance.

          Voyage Expenses. Voyage expenses of $51.3 million increased by $23.8 million, or 87%, over the prior year due to the addition of the ATB Freeport and ATB Galveston, which contributed $3.7 million and $0.2 million, respectively, in additional voyage expenses along with increases in fuel, port, and commission costs on the remaining fleet of approximately $20.0 million. Approximately $14.6 million of this $23.8 million increase related to increased fuel costs, which were partially offset by the $7.3 million of increased fuel surcharge revenue. In addition, grain voyage related expenses, including tank cleaning, increased voyage expenses by $6.9 million for the ITB fleet in the first nine months of 2008. The significant increase in voyage expenses is due to the expiration of time charters for three of our ITBs in 2008, resulting in the Partnership incurring voyage expenses that the customer paid directly under time charters. The impact of these additional voyage expenses increased revenues as the rates we charge are higher to compensate for these voyage expenses that were previously paid by the customer, rather than us, under a time charter. Because we do not recognize voyage expenses related to our grain voyages until the grain is delivered to its final destination, voyage expenses for the nine months ended September 30, 2008 do not include approximately $8.3 million of expenses deferred in connection with grain voyages commenced in the third quarter of 2008 that were completed in the fourth quarter of 2008.

          General and Administrative Expenses. General and administrative expenses were $14.1 million for the nine month period ended September 30, 2008 compared to $11.7 million for the nine months ended September 30, 2007, an increase of $2.4 million or 21%. There was an increase in professional fees of $2.0 million largely due to an increase in professional fees, consisting of legal, accounting and consulting fees primarily related to our review of strategic alternatives and obtaining a waiver and amendment of our Senior Credit Facility. Additionally, personnel related expenses increased by $0.4 million, which includes a $1.3 million increase due to the recognition of the contractually mandated severance payment due our former chairman and chief executive officer, which will be paid over the next two years, partially offset by a decrease of $0.9 million in remaining personnel related expenses mainly due to reduced bonus in 2008.

          Depreciation and Amortization. Depreciation and amortization was $31.6 million for the nine months ended September 30, 2008, an increase of $3.6 million, or 13%, compared to $27.9 million for the nine months ended September 30, 2007. The increase is primarily due to additional amortization of drydock expenditures of $2.8 million, principally resulting from drydocks completed in 2007, $1.6 million is attributable to the addition of the ATB Freeport and $0.2 million is attributable to the addition of the ATB Galveston. These increases to depreciation and amortization expense were offset by a decrease of $1.0 million resulting from an adjustment upon expiration of the Hess support agreement in September 2007 to the values assigned to the vessels in the original purchase of the ITBs due to net payments made to us under the Hess Support Agreement, which were considered an adjustment to the original purchase price.

          Impairment charges. Impairment charges in the nine months ending September 30, 2008 were $78.1 million, an increase of 100% over the nine months ending September 30, 2008. This increase is mainly due to an impairment to the ITB fleet of $72.3 million. The impairment is due to a change in circumstances that indicate the carrying amount of the vessels may not be fully recoverable. See “Impairment in Value of ITB Fleet” above. Additionally reflected is an impairment loss of $5.8 million related to the cancellation of a contract to construct one ATB and a loss of $0.1 million related to the sale of surplus equipment. We previously entered into contracts to construct four additional ATB units similar to the ATB Freeport. The Partnership exercised its cancellation option for the fourth ATB unit in the second quarter of 2008 and assessed the fair value of the construction in progress of the fourth ATB unit at zero, resulting in a non-cash impairment charge of $5.8 million, which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, $0.5 million of capitalized interest costs, and $0.1 million in accrued liabilities.

          Other Expense (Income). Other expense of $1.2 million in the nine months ended September 30, 2008 reflects $1.1 million in supplemental insurance premiums that we were informed would be levied by our protection and indemnity association in respect of the 2006, 2007 and 2008 policy years due to uncertainty in financial markets and substantial claims deficits. There was also a loss of $0.1 million recorded on the sale of equipment during the year. For the nine months ended September 30, 2007, a $3.5 million contract settlement was paid to us, resulting in other income for the period.

          Interest Expense. Interest expense was $21.8 million for the nine months ended September 30, 2008, a decrease of $0.6 million, or 3%, compared to $22.4 million for the nine months ended September 30, 2007. The decrease is primarily attributable to a decrease in interest rates and an increase in capitalized interest expense due to the higher construction in progress balances partially offset by higher average outstanding debt balance during the 2008 period. The average effective interest rate for the nine months ended September 30, 2008 was 9.4% compared to 10.0% for the same period in 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $1.9 million for the nine months ended September 30, 2008, a decrease of $5.8 million, or 75%, compared to $7.7 million for the nine months ended September 30, 2007. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease.

          Net Loss (Gain) on Derivative Financial Instruments. During the nine months ended September 30, 2008, we recorded a gain of $1.0 million related to derivative financial instruments. In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments of $0.8 million was recognized in our Consolidated Statement of Operations for the nine months ended September 30, 2008. Additionally, the Joint Venture recorded a gain of $0.2 million during the nine months ended September 30, 2008 in connection with the interest rate cap it had entered into in April 2007. During the third quarter ended September 30, 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, resulting in a gain of $0.2 million. Additionally, the Joint Venture recorded a gain of $.05 million in connection with its interest rate cap. For information on our foreign currency forward contracts and the interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision for Income Taxes. The benefit for income taxes was $1.6 million for the nine months ended September 30, 2008 compared to a provision of $0.2 million for the nine months ended September 30, 2007. The benefit recorded for the nine months ended September 30, 2008 is primarily due to a benefit of $5.6 million recorded upon the transfer of the ownership interest in the limited liability companies of the ITB Groton, ITB New York, ITB Jacksonville, ITB Baltimore, and ITB Mobile to the corporate entity USCS Chemical Pioneer Inc., and the elections to treat the ITB Philadelphia LLC and USCS Sea Venture LLC as corporations for tax purposes. Additionally, a provision of $4.3 million recorded to provide a valuation allowance against deferred tax assets created during the period as a result of these transfers and tax elections and net operating losses generated in earlier periods. A provision of $0.3 million for unrecognized tax benefits was recorded during the nine months ending September 30, 2008. Offsetting these items were losses at the various corporate subsidiaries generating a tax benefit of $0.2 million. In the third quarter of 2008 a benefit of $0.4 million was also recorded primarily related to the reversal of existing deferred tax liabilities in connection with the impairment charges recorded for certain of our ITB’s. For the comparable period in 2007, only the Chemical Pioneer was owned by a corporate subsidiary subject to federal, state and local income taxes.

          Noncontrolling Interest in Joint Venture. For the nine months ended September 30, 2008, we recorded an unfavorable $0.8 million in noncontrolling interest in Joint Venture compared to an unfavorable $0.1 million in Joint Venture income for the nine months ended September 30, 2007, relating to the 60% of the Joint Venture owned by third parties. This unfavorable variance is largely the result of a determination that the Partnership should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionately based on ownership interest as it has been basing the calculation on since the inception of the Joint Venture in 2006. As a result, an out of period adjustment for the additional allocation of losses to the Partnership of $1.4 million was recorded offsetting a year to date favorable allocation of $0.6 million calculated using the former method.

          Net Loss. The net loss for the nine months ended September 30, 2008 was $95.9 million, a decrease of $102.1 million from net income of $6.2 million for the nine months ended September 30, 2007. The net loss resulted from a decrease in operating income of $98.4 million (which includes a $79.3 million non-cash impairment charge) and the decrease in net interest income of $5.2 million. In addition, there was a $0.7 million unfavorable variance in the non controlling interest in the Joint Venture. These decreases were partially offset by a $1.8 million favorable variance on the income tax benefit for the nine months ended September 30, 2007. Additionally, there was an increase of $0.4 million from the gains on derivative financial instruments.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $7.7 million and $19.0 million for the nine months ended September 30, 2008 and 2007, respectively.

          The decrease in operating cash flows of $11.3 million in the first nine months of 2008 compared to the first nine months of 2007 is the result of the decrease in net income of $102.1 million. This decrease in net income was largely offset by an increase of $82.7 million in non-cash items, a reduction in capitalized drydock cost of $7.0 and an improvement in working capital net assets of $1.1 million.

          The increase in non-cash charges of $82.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2008 is largely due to the $72.3 million charge recorded in the third quarter to reflect the impairment in the carrying value of the ITB fleet, a $5.8 million write-off of the capitalized costs incurred related to the Partnership’s cancellation of the construction of the fourth ATB in our current ATB newbuild series, an increase in depreciation and amortization of $3.8 million, a nonrecurring insurance surcharge of $1.1 million, an increase in the non-controlling interest in Joint Venture (income) loss of $0.7 million, an increase in costs for stock issued to directors of $0.1 million and a loss on the sale of surplus equipment of $0.1 million. These items were partially offset by a decrease in our deferred tax liabilities of $0.7 million, a decrease in net gains on derivative financial instruments of $0.4 million and a decrease in the provision for accounts receivable of $0.1 million.

          Dydocking expenditures decreased $7.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Although no vessels underwent drydockings for the nine months ended September 30, 2008, there were expenditures for drydockings of $2.6 million related to accrued expenses for drydockings that took place in previous periods as well as expenditures for drydockings scheduled to take place in the fourth quarter of 2008. Drydocking expenditures for the nine months ended September 30, 2007 were $9.7 million, which included drydocking expenditures related to the ITB Baltimore and the ITB Philadelphia, which underwent drydockings in the third and fourth quarters of 2007, respectively. Three vessels are scheduled for drydocking during the fourth quarter 2008 as compared to two vessels drydocked in 2007. This will negatively impact operating cash flows in 2008 as compared to 2007 due to increased drydocking expenditures and reduced revenues resulting from increased off-hire days as a result of such drydocks.

          Our working capital requirements are affected by the level of our participation in the spot markets and the timing of our grain voyages. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility, and not realized economically until payment is made to us by the customer. Additionally, payment dates are generally at the completion of a voyage for grain voyages, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month. Additionally, grain voyages tend to be substantially longer than refined petroleum product voyages. We expect that the placement into service of the ATB Brownsville will increase our working capital requirements.

Investing Cash Flows

          Net cash used in investing activities totaled $152.1 million for the nine months ended September 30, 2008; an increase of $95.0 million compared to net cash used of $57.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the Joint Venture made $169.9 million of payments toward the construction of product tankers and the Partnership made $84.9 million of payments toward the construction of the ATBs. Of the $254.8 million spent for the construction of tankers and ATBs, $101.6 million was funded from our restricted cash accounts, of which $67.4 million was for the ATBs and $34.2 million was for the Joint Venture’s product tankers; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility. Additionally, in the nine months ended September 30, 2008, we received $0.8 million of cash related to the Partnership’s foreign currency hedges that were terminated given that the related underlying contract payments for owner furnished equipment for one of the ATBs were canceled and received $0.3 million related to the sale of some surplus equipment. For the nine months ended September 30, 2007, we made $82.5 million of payments toward the construction of the ATBs and the Joint Venture made $28.2 million of payments toward the construction of the product tankers. Of the $110.7 million spent for the construction of ATBs and tankers, $55.8 million was funded from our restricted cash accounts, of which $49.3 million was for the ATBs and $6.5 million was for the Joint Venture’s product tankers; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility. Additionally, in the nine months ended September 30, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100.0 million effective April 1, 2007 for $1.9 million, including transaction fees.

          The amounts received from or paid to Hess pursuant to the Hess support agreement were not recognized as revenue or expense but were deferred for accounting purposes throughout the term of the support agreement and reflected as a decrease to the purchase price of the ITBs in September 2007, which was the end of the Hess support agreement. Prior to such adjustment, they were included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB was less than the support rate set forth in the support agreement, Hess paid the difference between the two rates to us. If the rate for an ITB exceeded the support rate set forth in the support agreement, we paid the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement. If Hess had been fully reimbursed for all payments made under the support agreement, we would have been obligated to pay Hess 50% of any remaining excess. Payments to Hess, net of payments received from Hess, under the support agreement were $0.4 million for the nine months ended September 30, 2007. There were no payments made to Hess under this agreement for the nine months ended September 30, 2008.

Financing Cash Flows

          For the nine months ended September 30, 2008, net cash provided by financing activity was $139.9 million. The Joint Venture received a total of $137.0 million from the Joint Venture Investors, of which $85.6 million was pursuant the Joint Venture’s credit facility and $51.4 million was equity contributions. Amounts received from the Joint Venture Investors will increase substantially as the Joint Venture continues to construct the product tankers, but are limited to total equity contributions of $105.0 million and total debt of $325.0 million. Due to the recent acceleration of the construction of the product tankers, it is likely that these limits may be reached prior to completion of all five vessels, as having multiple vessels under construction in the Joint Venture simultaneously on an accelerated basis will increase the Joint Venture’s capital requirements. Additionally, in the nine months ended September 30, 2008 we borrowed $15.5 million under our credit facility, made scheduled debt payments of $2.3 million and distributed $10.2 million to our holders of common units (but not our subordinated unit holders or our general partner) in respect to the first quarter of 2008 and the fourth quarter of 2007. Distributions to partners will decrease in 2008 as compared to 2007 as under the terms of our Senior Credit Facility we are no longer permitted to make distributions to any of our unitholders until all outstanding borrowings under the Senior Credit Facility are repaid. Distributions to our common and subordinated unitholders and our general partner in the nine months ending September 30, 2007 totaled $25.1 million.

          Net cash provided by financing activities was $50.6 million for the nine months ended September 30, 2007. We borrowed $54.0 million under our credit facility. Our Joint Venture received a total of $24.0 million from the Joint Venture Investors, of which $9.7 million was equity contributions, and $14.3 million was pursuant to the Joint Venture’s credit facility. We also made scheduled debt payments of $2.2 million in the period and distributed $25.1 million to our partners (including holders of our subordinated units) in respect to the first and second quarters of 2007 and the fourth quarter of 2006.

Payments of Distributions

          Under the terms of our Senior Credit Facility we are no longer permitted to make distributions to any of our unitholders until all outstanding borrowings under the Senior Credit Facility are repaid.

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

Ongoing Capital Expenditures

          Marine transportation of refined petroleum, petrochemical and commodity chemical products is a capital intensive business, requiring significant investment to maintain an efficient fleet and to stay in regulatory compliance. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition, results of operations and our ability to pay the minimum quarterly distribution on our outstanding units. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD at a cost of $0.5 million, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for an ITB to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we make expenditures to acquire or construct additional tank vessel capacity and/or to upgrade our overall fleet efficiency, and in the future may make capital expenditures to retrofit vessels to meet the requirements of OPA 90. Two ITB’s completed UWILD surveys during the quarter ended September 30, 2008.

          Three vessels are scheduled for drydocking in the fourth quarter. As a result, we expect our results of operations and operating cash flows to be negatively impacted in 2008 as compared to 2007 due to increased drydocking expenditures and reduced revenues due to increased days off-hire as a result of such drydocks.

          The ITB Baltimore completed its regularly scheduled drydocking in August 2007, at a cost of $5.8 million, excluding damage repair costs. However it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The ITB Philadelphia completed its drydock in December 2007 at a cost of $5.3 million. For future drydockings, we estimate that drydocking the ITBs will cost approximately $6.0 million per vessel, the parcel tanker and Houston drydocks will cost approximately $2.6 million to $6.0 million per vessel, the ATB drydockings will cost between $1.0 million and $2.0 million per vessel and the new tanker drydocks will cost between $3.5 million and $4.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days, each ATB unit will be out of service for approximately 25 days and each new tanker will be out of service for approximately 35 to 40 days. If the U.S. Coast Guard does not allow our ITBs to continue in the UWILD Program or if we chose to pursue international chartering opportunities that would preclude our continued participation in the UWILD Program, we estimate that the required second drydock will require our ITBs to be out of service for approximately 14-20 days and will cost approximately $1.0 million to $2.0 million. At the time we drydock these vessels, the actual cost and time of drydocking may be higher due to inflation and other factors as well as the availability of shipyards to perform the drydock. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available for distribution and to pay interest on, and principal of, debt.

          Our Senior Credit Facility prohibits us from drydocking any of our ITBs without the prior consent of the senior lenders. If we are not permitted to drydock our ITBs, we will be required to take them out of service.

Liquidity Needs

          We are dependent on our cash flow from operations and borrowings under our revolving credit facility to meet our operating debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

•	the level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices we obtain for our services;

•	the level of demand for our vessels;

•	the level of our operating costs, including payments to our general partner;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures we are required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in our debt instruments and our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to make working capital borrowings;

•	the refusal of certain of our vendors to extend trade credit to us; and

•	the increase in the interest rate on our borrowings under our senior credit agreement and additional fees and expenses resulting from the October 2008 amendment to our senior credit agreement.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions we are facing. During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008 market conditions in the spot market, where five of our six ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were, until recently, at record levels and are still substantially higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under OPA 90. Due to these market shifts, our five ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. Certain of our vendors have been unwilling to extend trade credit to us, instead requiring payment up front due to our limited liquidity. With the addition of two ATBs in 2008 and five of our six ITBs now participating in the spot market and the sixth ITB expected to enter the spot market beginning in 2009, USS expects its working capital requirements to increase. We have limited availability under our revolving credit facility to finance this increase in working capital requirements. The Partnership understands that Lehman Brothers Commercial Paper, which is a revolving credit lender under the revolving credit portion of the Partnership’s senior credit facility, has filed for protection under the U.S. bankruptcy laws, and there can be no assurance that this entity will fulfill its obligations to make revolving credit loans under the senior credit facility. Of the approximately $11.2 million currently available under the Partnership’s revolving credit facility, Lehman Brothers Commercial Paper’s obligation is approximately $4.9 million. The failure of Lehman Brothers Commercial Paper to make revolving credit loans available to us will have a material adverse effect on our financial condition and results of operations.

          As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in us not being in compliance with certain financial covenants relating to leverage (debt to EBITDA) and fixed charge and interest coverage under our Senior Credit Facility at September 30, 2008. The senior lenders have waived this non-compliance and any non-compliance with our financial covenants at December 31, 2008, through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the Senior Credit Facility, we will be in default of these financial covenants. The October 2008 amendment to the Senior Credit Facility requires us to have a specified minimum cumulative EBITDA on the last day of October, November and December 2008 and January 2009, and there can be no assurance that we will meet this requirement.

          If we are not in compliance with our financial covenants, or are otherwise in default under the Senior Credit Facility, our lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, such defaults could cause cross defaults under our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility, which given current market conditions, would be difficult. In addition, the lenders under the Senior Credit Facility could prohibit us from paying interest on the senior notes. Even if we are not prohibited from paying interest on the senior notes by the lenders under the Senior Credit Facility, our ability to pays such interest will depend on the amount of availability under our revolving credit facility, cash generated from prior operations prior to the time such interest payment is due and our other working capital requirements.

          In response to these challenges, we have retained Greenhill & Co., LLC and Jefferies & Company, Inc. to assist us in exploring strategic alternatives, including either the possible sale of the business or the sale of new equity, and other ways to increase liquidity and strengthen our financial resources.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of our units in respect of the second and third quarters of 2008. The October 2008 amendment to our Senior Credit Facility prohibits us from paying any distributions on any of our units until the borrowings under our Senior Credit Facility are repaid in full.

          Consistent with generally accepted accounting principles, our condensed consolidated financial statements included herein have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our lenders’ right to demand immediate payment of our outstanding indebtedness upon the occurrence of a default under the Senior Credit Facility, coupled with a substantial doubt about our ability to repay this indebtedness immediately and, accordingly, in such circumstances to continue as a going concern, leads to the need to successfully renegotiate our existing, or secure alternative, financing arrangements. Although the lenders under the senior credit agreement waived non-compliance with certain financial covenant defaults through January 31, 2009, there can be no assurance that they will grant us an additional waiver at that date and, given current market conditions, we believe it would be difficult to secure alternate financing.

           Please see “Risk Factors—Risks Inherent in Our Business” in our Annual Report on Form 10-K dated December 31, 2007 and Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 for a detailed discussion of our liquidity requirements and the events that could impact our liquidity.

Contractual Commitments and Contingencies

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed and entered service in August 2008. The ATB Galveston was completed at a total cost of $66.6 million (excluding capitalized interest, which totaled $6.8 million). The cost increase over the originally budgeted amount of $65.0 million was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed during November 2008 and will enter service in December 2008. The ATB Brownsville was completed at a total cost of $67.5 million (excluding capitalized interest, which totaled $5.5 million at September 30, 2008). The cost increase over the originally budgeted amount of $65.5 million was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in November 2009 at a cost of approximately $69.8 million (excluding capitalized interest, which totaled $3.7 million at September 30, 2008). The cost increase over the originally budgeted amount of $66.0 million was principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. As of September 30, 2008, the Partnership had in escrow approximately $18.0, plus $7.6 of funds drawn from the escrow account in anticipation of payments due in the fourth quarter of 2008. Approximately $6.6 will be needed to complete construction of the final ATB and such amount will be derived from the Partnership’s operating cash flows and borrowings under its revolving credit facility.

          During the quarter ended March 31, 2008, we determined that the fourth ATB unit referenced above was impaired, and assessed the fair value of the construction in progress of the this ATB at zero, which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, and $0.5 million of capitalized interest costs. During the quarter ended September 30, 2008, the Partnership accrued additional expenses related to owner furnished equipment in the amount of $0.1, and the Partnership may be required to make additional payments for certain owner furnished equipment but it has no further financial obligations with regard to either the tug or the barge.

          We, through our subsidiary Product Carriers, entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO is currently scheduled to deliver the first tanker in the first quarter of 2009, the second tanker in the second quarter 2009, the third tanker in the fourth quarter 2009, the fourth tanker to be delivered in the second quarter 2010, the fifth tanker in the fourth quarter 2010, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and the Joint venture Investors own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, of which approximately $64.4 million has already been made and the remainder is in escrow and our obligation to make the remaining capital commitment is supported by a letter credit. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Noncontrolling interest in Joint Venture loss (income)” on the Consolidated Statements of Operations and Comprehensive Income.

          As tankers are constructed, we will have the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices are within the range of fair values as determined by appraisal. If we do not elect to purchase a tanker within a specified time period, the Joint Venture may sell the tanker to a third party; however, the Joint Venture must first allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture will use the proceeds from the sale of the tankers to us, or to third parties if we do not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. We anticipate that the $500.0 million of capital committed to the Joint Venture, together with anticipated proceeds from the sale of tankers by the Joint Venture to us or to third parties, will be sufficient to fund the construction of all of the tankers constructed by the Joint Venture. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. The acceleration of the tankers’ construction may require additional capital at certain periods of time during the construction period, as the overlapping vessels under construction but not yet sold will need to be financed simultaneously by the Joint Venture, at levels above current commitments. Our ability to take delivery of these vessels from our Joint Venture will depend on our ability to finance the purchase of these vessels upon their completion which, based on the contractual purchase price, current market values and our financial condition, is unlikely to be feasible. If the vessels remain in the Joint Venture, we will not receive the bulk of the benefits associated with ownership of these vessels, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which will have a material adverse effect on our business, results of operations and financial condition, and it is likely that our interest in the Joint Venture will have little if any value.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture Investors and we received an arrangement fee of $4.5 million. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers. The Joint Venture Investors option to elect to have the Joint Venture assume the rights and obligations to construct some or all of the remaining four tankers has expired. As a result, Product Carriers is obligated to obtain alternative financing for their construction or to transfer the shipyard slots. Given current market conditions and our financial condition, it is unlikely that Product Carriers will be able to obtain the necessary financing. If the Joint Venture elects not to construct the last four tankers, Product Carriers would be obligated to obtain alternative financing for their construction or to transfer the shipyard slots. In such event, it is possible that Product Carriers will not be able to obtain the necessary financing on acceptable terms or at all. If Product Carriers is unable to obtain the financing for these four tankers, it is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, we believe that there is substantial doubt that we will realize any return on or of our $70 million equity investment in the Joint Venture.

          Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations. On November 4, 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy years annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are approximately $363 and $507, respectively, and are reflected in our financial statements at September 30, 2008 other expense. These premiums are payable in March 2009 and June 2009, respectively. Since the 2008 supplemental premium is of an indeterminate amount but likely that there will be some additional premium, an estimated $188 has been recognized as other expense at September 30, 2008 for the current policy year. The association will review the supplementary premium to be levied for the 2008 policy year in October 2009. Renewals for the policy beginning in February 2009 are estimated to be increased by 12.5% which will be negotiated at the time of our renewal. Policy years run from February 20 to February 19

New Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. The FASB also issued FSP 157-3 which clarifies the fair value of a financial asset when the market for that asset is not active. We are currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on our financial statements.

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

We have not elected fair value treatment for any financial instruments as of September 30, 2008.

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

          In December 2007, the FASB issued FAS Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS 141, “Business Combinations”. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. We will evaluate the impact of this pronouncement on any future acquisitions.

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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	our ability to pay satisfy our working capital requirements;

•	our ability to pay interest on, and principal of, our indebtedness;

•	our ability to remain in compliance with our debt agreements;

•	our ability to maximize the use of our vessels;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	future supply of, and demand for, refined petroleum products;

•	potential reductions in the supply of tank vessels due to restrictions set forth by OPA 90 and increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;

•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;

•	the absence of disputes with our customers;

•	expected financial flexibility to pursue acquisitions and other expansion opportunities;

•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace or retrofit our existing vessels that must be phased out under OPA 90;

•	our ability to acquire existing vessels and/or to construct new vessels, including our ability to finance such acquisitions or construction;

•	estimated future maintenance capital expenditures;

•	the absence of future labor disputes or other disturbances;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	expected increases in charter rates;

•	future consolidation in the domestic tank vessel industry;

•	customers’ increasing emphasis on environmental and safety concerns;

•	continued outsourcing of non-strategic functions, such as domestic tank vessel operations, by companies in the oil and chemical industries;

•	our percentage of “qualifying income” as defined by the IRS;

•	our ability to maintain our “qualifying income” at levels sufficient to maintain our status as a “publicly-traded partnership”

•	our future financial condition or results of operations and our future revenues, expenses and liquidity; and

•	our business strategy and other plans and objectives for future operations.

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

          Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	insufficient cash from operations;

•	a decline in demand for refined petroleum, petrochemical and commodity chemical products;

•	a decline in demand for overseas transportation of grain for humanitarian purposes;

•	a decline in demand for or an increase in tank vessel capacity;

•	intense competition in the domestic tank vessel industry;

•	the occurrence of marine accidents or other hazards;

•	the loss of any of our largest customers;

•	fluctuations in voyage charter rates;

•	our ability to acquire product tankers from the Joint Venture;

•	insufficient funds to finance the construction of new vessels we are committed to construct;

•	delays or cost overruns in the construction of new vessels or the retrofitting or modification of older vessels;

•

adverse events affecting the joint venture formed to construct up to nine product tankers, including replacement of us as manager of, or our loss of control of the board of directors of, such joint venture;

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;

•	our ability to amend our Senior Credit Facility on economically acceptable terms;

•	increases in interest rates, including as a result of amending our Senior Credit Facility;

•	limitations imposed on our operations and adverse effects on our interest rate hedges due to a change in interest rates resulting from the amendment of our Senior Credit Facility;

•	the fact that absent an amendment to, or further waiver of, the financial covenants in the Senior Credit Agreement, we will be in default under the Senior Credit Facility after January 31, 2009;

•	our liquidity;

•	our election to be taxed as a corporation rather than a limited partnership;

•	weather interference with our customers’ or our business operations;

•	changes in international trade agreements;

•	our ITBs remaining eligible to participate in the UWILD Program;

•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);

•	modification or elimination of the Jones Act; and

•	adverse developments in our marine transportation business.

          Please read Risk Factors in Item 1A in Part II of this report and in our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2008 and June 30, 2008, as well as in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate debt outstanding during the nine months ended September 30, 2008, a 1% change in our variable interest rates would have increased our interest expense by $1.0 million for the nine months ended September 30, 2008, after taking into effect the interest rate swap agreements we had in effect as described below.

          We utilize interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. The counterparty to our interest rate swap in the notional amount of $97,750 is Lehman Brothers Special Financing, Inc., which the Partnership understands has filed for protection under the U.S. bankruptcy laws. There can be no assurance that this entity will honor its obligations under the interest rate swap, although currently the Partnership is obligated to make, rather than entitled to receive, payments under the terms of the swap agreement. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of September 30, 2008. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of September 30, 2008 the fair market values of our two interest rate swaps were a loss of $5.5 million and a loss $3.1 million.

          The following is a summary of the economic terms of these agreements at September 30, 2008 (dollars in thousands):

Notional amount	$122,188
Fixed rate paid	5.355%
Variable rate received	3.762%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	($5,533)

Notional amount	$97,750
Fixed rate paid	4.899%
Variable rate received	3.762%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	($3,147)

          To hedge the foreign currency exposure in contracts we entered into for the purchase of owner-furnished items relative to our newbuild ATB series, denominated in Euros, costing approximately $14.4 million, we entered into a series of foreign currency forward contracts with an average exchange rate of $1.25 per Euro. As of September 30, 2008, all contracts for this hedge have been satisfied. Additionally, during the nine months ended September 30, 2008, a portion of these contracts were no longer designated as cash flow hedges and the portion of the gain related to the undesignated contracts has been recognized in earnings.

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

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at September 30, 2008 was $2.1 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at September 30, 2008 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$2,142

ITEM 4.	Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

          There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

          We are subject to various claims and lawsuits in the ordinary course of business for monetary relief principally from personal injuries, collision or other casualty and to claims arising under vessel charters. Although the outcome of any individual claim or action cannot be predicted with certainty, we believe that any adverse outcome, individually or in the aggregate, would be substantially mitigated by applicable insurance or indemnification from previous owners of our assets, and would not have a material adverse effect on our financial position, results of operations or cash flows. We are subject to deductibles with respect to our insurance coverage which range up to $0.15 million per incident, and we provide on a current basis for estimated payments there under.

ITEM 1A.	Risk Factors

          The following information updates the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A. of Part II of our Quarterly Reports of Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008:

We may not have sufficient cash to operate our business.

          We may not have sufficient cash to operate our business. We are dependent on our cash flow from operations and borrowings under our revolving credit facility to meet our operating debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

• the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

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

• prevailing economic and competitive conditions;

• the level of capital expenditures we make, including for drydockings for repairs, newbuildings and compliance with new regulations;

• the restrictions contained in our debt instruments and our debt service requirements;

• fluctuations in our working capital needs;

• our ability to make working capital borrowings;

• the refusal of certain of our vendors to extend trade credit to us; and

• the increase in the interest rate on our borrowings under our senior credit agreement and additional fees and expenses resulting from the October 2008 amendment to our senior credit agreement.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions we are facing. During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008 market conditions in the spot market, where five of our six ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were, until recently, at record levels and are still substantially higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under OPA 90. Due to these market shifts, our five ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to USS by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. Certain of our vendors have been unwilling to extend trade credit to us, instead requiring payment up front due to our limited liquidity. With the addition of two ATBs in 2008 and five of our six ITBs now participating in the spot market and the sixth ITB expected to enter the spot market beginning in 2009, USS expects its working capital requirements to increase. We have limited availability under our revolving credit facility to finance this increase in working capital requirements. The Partnership understands that Lehman Brothers Commercial Paper, which is a revolving credit lender under the revolving credit portion of the Partnership’s senior credit facility, has filed for protection under the U.S. bankruptcy laws, and there can be no assurance that this entity will fulfill its obligations to make revolving credit loans under the senior credit facility. Of the approximately $11.2 million currently available under the Partnership’s revolving credit facility, Lehman Brothers Commercial Paper’s obligation is approximately $4.9 million. The failure of Lehman Brothers Commercial Paper to make revolving credit loans available to us will have a material adverse effect on our financial condition and results of operations.

          As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in us not being in compliance with financial covenants under our Senior Credit Facility at September 30, 2008. The senior lenders have waived this non-compliance and any non-compliance with our financial covenants at December 31, 2008, through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the Senior Credit Facility, we will be in default of these financial covenants. The October 2008 amendment to the Senior Credit Facility requires us to have a specified minimum cumulative EBITDA on the last day of October, November and December 2008 and January 2009, and there can be no assurance that we will meet this requirement.

          If we are not in compliance with our financial covenants, or are otherwise in default under the Senior Credit Facility, our lenders have a number of remedies, including declaring all outstanding borrowings to be immediately due and payable and refusing to make funds available under the revolving credit facility. In addition, such defaults could cause cross defaults under certain of our other debt agreements. If all such outstanding indebtedness were declared to be immediately due and payable, we would not have the financial resources to repay immediately in full all outstanding borrowings under our various debt agreements. As such, we would be required to either amend the Senior Credit Facility or replace it with an alternate credit facility, which given current market conditions, would be difficult. In addition, the lenders under the Senior Credit Facility could prohibit us from paying interest on the senior notes. Even if we are not prohibited from paying interest on the senior notes by the lenders under the Senior Credit Facility, our ability to pays such interest will depend on the amount of availability under our revolving credit facility, cash generated from prior operations prior to the time such interest payment is due and our other working capital requirements.

We are prohibited from making distributions on our common units until our borrowings under our Senior Credit Facility are paid in full.

          In light of the liquidity pressures faced by us, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of our units in respect of the second or third quarters of 2008. The October 2008 amendment to our Senior Credit Facility prohibits us from paying any distributions on any of our units until the borrowings under our Senior Credit Facility are repaid in full. We do not expect to pay any distributions on our common units for at least the next several years.

The quoted market price for our common units may not reflect the actual value of our common units. Certain of our directors and officers may sell some or all of their common units in the fourth quarter for tax-planning purposes.

          The trading price for our common units ranged from $1.37 to $4.28 during the quarter ended September 30, 2008, and the closing price of our common units on November 12, 2008 was $0.13. Effective November 6, 2008, our common units were suspended from trading on the New York Stock Exchange because we have fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, which is the minimum threshold for listing. Our common units are now traded on the OTC pink sheets under the symbol “USSPZ”. Given the substantial amount of our indebtedness and the increased interest rates we have agreed to pay our senior lenders, a portion of which is being paid through the issuance of additional debt, as well as the difficult market conditions we face, we believe the quoted market price for our common units may not reflect the actual value of our common units.

          Certain of our officers and directors who beneficially own subordinated units have informed us that they intend to sell some or all of their common units beginning on the fourth business day following the filing of this Quarterly Report on Form 10-Q for tax-planning purposes to offset gains they expect to recognize in respect of their subordinated units. These sales could adversely affect the market price of the common units currently outstanding.

We may elect to be taxed as a corporation, rather than a partnership, for federal income tax purposes effective January 1, 2009.

          Because of the shift in our business away from carrying petroleum products, which produces “qualifying income”, to carrying products, such as grain and certain chemicals, that do not produce “qualifying income”, the prohibition on our paying distributions on our common units and the substantial costs of preparing K-1s for unit holders, we are examining whether it would be better for us to elect to be taxed as a corporation for federal income tax purposes effective January 1, 2009. This election could have adverse tax consequences for some or all of our partners, and you should consult with your tax advisors accordingly.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3.	Defaults Upon Senior Securities

          The Partnership would not have been in compliance with financial covenants under its Senior Credit Facility at September 30, 2008. The senior lenders have waived this potential non-compliance and any non-compliance with our financial covenants at December 31, 2008 through January 31, 2009. However, after January 31, 2009, absent an additional waiver from the senior lenders or an amendment of the Senior Credit Facility, we will be in default of these financial covenants.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.	Other Information

On October 20, 2008, the Partnership and its lenders amended the Partnership’s Senior Credit Facility. The material changes to the Senior Credit Facility include:

•	The lenders waived any potential defaults under the financial covenants for the quarters ended September 30, 2008 and December 31, 2008 through January 31, 2009.

•

The margin over LIBOR that the Partnership pays as interest on its borrowings was increased from 3.5% to 5.25%, and a floor on the LIBOR rate of 3.25% was established, meaning that the minimum cash interest rate on our borrowings will be 8.5%. The Partnership estimates that the increase in the margin over LIBOR will increase cash interest expense by approximately $1.4 million per quarter.

•

The Partnership will pay an additional 1.5% per annum in interest on outstanding borrowings, which additional interest will be paid-in-kind (“PIK interest”), and under certain circumstances the PIK interest rate will increase to 4.5% on January 31, 2009.

•

A new financial covenant was added to the credit agreement that requires the Partnership to have cumulative Consolidated EBITDA (as defined in the senior credit agreement) for the period beginning September 1, 2008 and ending on the specified date as follows:

Month Ending	Cumulative Consolidated EBITDA

October 31, 2008	$4,000,000

November 30, 2008	$6,000,000

December 31, 2008	$9,000,000

January 31, 2009	$13,000,000

•

The grace period before a payment default in respect of other indebtedness having a principal amount in excess of $1.0 million becomes an event of default under the senior credit agreement was eliminated.

•	The Partnership is not permitted to pay any distributions on its common units until all borrowings under the senior credit agreement are paid in full.

          The Compensation Committee of the Board of Directors of our General Partner revised, effective October 1, 2008, the compensation being paid to non-management directors for their service as directors to a fixed fee of $20 per quarter with no additional fees for meetings attended, plus reimbursement of out-of-pocket expenses. Prior to this change, each of our non-management directors received a quarterly cash retainer fee of $12.5 in consideration of their services as director of our general partner, plus a cash fee of $1 for each board meeting that they participated in. Furthermore, the chairman of the audit committee received a $10 annual retainer, and each of the other members of the audit committee received a $5 annual retainer. Beginning in 2008, we paid the lead outside director a $12 annual retainer. In addition, in 2007 and 2008 we issued common units to each of the non-management, non-Sterling investors having a value of $37.9 in 2007 and $36.7 in 2008.

          Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations. On November 4, 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy years annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are approximately $363 and $507, respectively, and are reflected in our financial statements at September 30, 2008 as other expense. These premiums are payable in March 2009 and June 2009, respectively. Since the 2008 supplemental premium is of an indeterminate amount but likely that there will be some additional premium, an estimated $188 has been recognized as other expense at September 30, 2008 for the current policy year. The association will review the supplementary premium to be levied for the 2008 policy year in October 2009. Renewals for the policy beginning in February 2009 are estimated to be increased by 12.5% which will be negotiated at the time of our renewal. Policy years run from February 20 to February 19.

          One of our ITBs is currently transporting petroleum products a time charter that expires December 31, 2008. The charterer has declined to exercise the option to renew the time charter and this ITB will enter the spot market on January 1, 2009.

ITEM 6.	Exhibits

Exhibit Number	Description

4.1

Waiver and Fourth Amendment to Third Amended And Restated Credit Agreement, dated as of October 20, 2008 (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 24, 2008).

10.1

Severance Agreement, dated as October 23, 2008, between USS Vessel Management LLC and Paul Gridley (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed October 24, 2008).

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

Date: November 14, 2008

U.S. SHIPPING PARTNERS L.P.

By:	US Shipping General Partner LLC,
its general partner

by:	/s/ Ronald L. O’Kelley

Ronald L. O’Kelley
Chief Executive Officer
(principal executive officer)

by:	/s/ Albert E. Bergeron

Albert E. Bergeron
Vice President—Chief Financial Officer
(principal financial and accounting officer)