Form 10-K
period 2008-12-31
U.S. Shipping Partners L.P.
filed 2009-06-25
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
(Zip Code)

(732) 635-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common units	New York Stock Exchange through 11/5/08

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer (Do not check if smaller reporting company) ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common units held by non-affiliates as of June 30, 2008, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $21,297,000. The number of the registrant’s common units outstanding as of April 15, 2009 was 11,353,808. At that date, 6,899,968 subordinated units were outstanding.

U.S. SHIPPING PARTNERS L.P.
2008 ANNUAL REPORT ON FORM 10-K
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

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to successfully reorganize and emerge from bankruptcy;

•	our future financial condition or results of operations and our future revenues, expenses and liquidity;

•	our business strategy and other plans and objectives for future operations;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	our ability to maximize the use of our vessels, particularly those trading in the spot market;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	increasing supply of newly built tank vessels;

•	expected charter rates;

•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;

•	future supply of, and demand for, refined petroleum products;

•	increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;

•	the likelihood of a repeal of, or a delay in the phase-out requirements for single-hull vessels mandated by the Oil Pollution Act of 1990 (“OPA 90”);

•	the absence of disputes with our customers; and

•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace our existing vessels that must be phased out under OPA 90.

          These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs in light of our experience and our perception of historical trends, current conditions and expected future developments. Such forward looking information is subject to known and unknown risks and uncertainties which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such information. We caution that forward-looking statements are not guarantees.

          Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	the time period required for us to reorganize and emerge from bankruptcy;

•	the terms of our reorganization;

•	insufficient cash from operations;

•	our liquidity;

•	a decline in demand for our tank vessels;

•	an increase in competitive tank vessel capacity;

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;

•	our ITBs remaining eligible to participate in the UWILD Program;

•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);

•	intense competition in the domestic tank vessel industry;

•	fluctuations in voyage charter rates;

•	the effect of our ceasing to be the manager of the vessels being constructed by the joint venture formed to finance the construction of up to nine product tankers;

•	a decline in demand for refined petroleum, petrochemical and commodity chemical products;

•	the occurrence of marine accidents or other hazards;

•	the loss of any of our largest customers;

•	increases in interest rates;

•	weather interference with our customers’ or our business operations;

•	delays or cost overruns in, or insufficient funds to finance, the construction of new vessels;

•	changes in international trade agreements;

•	modification or elimination of the Jones Act; and

•	adverse developments in our marine transportation business.

          Please read Risk Factors in Item 1A of this report for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

U.S. SHIPPING PARTNERS L.P.

PART I

ITEM 1. BUSINESS

          Unless the context otherwise requires, throughout this report the words “U.S. Shipping Partners,” “the Partnership,” “we,” “us,” and “our” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

Proceedings Under Chapter 11 of the Bankruptcy Code

          On April 29, 2009, U.S. Shipping Partners L.P., together with all of its wholly-owned subsidiaries, US Shipping General Partner LLC, its general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered under the caption In re U.S. Shipping Partners L.P. et al., Case No. 09-12711 (RDD) (the “Bankruptcy Cases”). We will continue to manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

          The bankruptcy filing was made with a “pre-arranged” restructuring plan with the support of a substantial majority of our secured lenders and noteholders. Effective April 29, 2009, we entered into a Plan Support Agreement with the holders of (i) in excess of two-thirds of the amounts (including without limitation in respect of the termination obligations under our interest rate swaps) due under our Third Amended and Restated Credit Agreement, dated as of August 7, 2006, as amended, by and among U.S. Shipping Partners, certain of our subsidiaries, Canadian Imperial Bank of Commerce, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement” and the lenders thereunder the “Senior Secured Lenders”) and (ii) approximately 70% of the amounts due in respect of our 13% Senior Secured Notes due 2014 (the “Second Lien Notes”).

          The parties to the Plan Support Agreement have agreed to support and vote for a plan of reorganization for the Partnership (the “Plan”) on the terms and conditions set forth in the Plan Term Sheet attached as Exhibit A to the Plan Support Agreement. They have also agreed not to support, directly or indirectly, any other plan, in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan substantially in accordance with the terms of the Plan Support Agreement. The Plan Support Agreement may be terminated under certain circumstances, including in the event that the Plan and related disclosure statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Plan Support Agreement, the Chapter 11 cases are converted to cases under Chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet.

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet:

•

The Senior Secured Lenders will receive (i) new term loan notes in an aggregate principal amount equal to approximately $332.6 million plus an amount equal to the termination obligation under our interest rate swaps and (ii) fifty percent (50%) of the common stock of a reorganized U.S. Shipping Partners, which will be converted to a corporation (“Reorganized USSP”), before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The new term loan notes will:

	•	bear interest at a rate equal to, at our option, (i) LIBOR plus 5%, subject to a 2% LIBOR floor or (ii) alternate base rate plus 4%;

	•	mature on August 7, 2013;

	•	amortize at the rate of 1% per year beginning in the first full year following our emergence from bankruptcy;

•

be mandatorily prepaid to the extent of excess cash flow (as defined in the Plan Term Sheet) once we have achieved a $30 million cash balance in the first year following our emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

	•	be secured by substantially all our assets; and

	•	be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) and a debt to EBITDA coverage ratio, each to be determined.

•

The holders of the Second Lien Notes will receive fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The Second Lien Notes will be cancelled.

•

In no event will persons who are not U.S. Citizens for U.S. coastwise trade law purposes be issued common stock of Reorganized USSP representing in aggregate more than 23% of the common stock to be outstanding on the date we emerge from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 10% of the outstanding common stock of Reorganized USSP. Five percent (5%) of such equity will be issued to management at the time we emerge from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of our emergence from bankruptcy. The remaining five percent (5%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

•

The warrants to be issued to the persons who are not U.S. Citizens for U.S. coastwise trade law purposes will have an exercise price of $0.001 per share, will expire December 31, 2029 and may only be exercised by persons who are U.S. Citizens for U.S. coastwise trade law purposes.

•	Our existing and outstanding common units, subordinated units and general partnership interests will be cancelled without the payment of any amount to the holders thereof.

•

Customary releases will be provided to us, our current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

          The implementation of the Plan is dependent upon a number of factors, including final documentation, the approval of a disclosure statement by the Bankruptcy Court, confirmation of the Plan by the Bankruptcy Court and consummation of the Plan in accordance with the provisions of the Bankruptcy Code and the Plan.

Our Partnership

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. At various times during 2008 we employed some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of the ITB fleet. Our fleet as of December 31, 2008 consists of eleven tank vessels: four integrated tug barge units (“ITBs”); one product tanker; three chemical parcel tankers; and three articulated tug barge (“ATB”) units. We currently have one additional ATB under construction, which is scheduled to be delivered in August 2009.

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

          We began operations in September 2002 when we acquired six ITBs from a division of Amerada Hess Corporation (“Hess”); certain of the persons that managed these operations for Hess became executive officers of our general partner. Prior to 2008, our ITBs primarily transported clean refined petroleum products, such as gasoline, diesel fuel, heating oil, jet fuel and lubricants, from refineries and storage facilities to a variety of destinations, including other refineries and distribution terminals. During 2008, all but one of our ITBs participated in the spot market and, due to significantly decreased demand in the spot market for petroleum products, we at various times employed some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of the ITB fleet. Until September 13, 2007, regardless of rates in the spot market, we were assured specified minimum charter rates for our ITBs, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs. For periods subsequent to September 13, 2007, our revenues for these vessels are subject to the rates which we can obtain under time charters or in the spot market, which will depend on the demand for our vessels and the supply of available vessels meeting customer requirements. Through 2008, our ITB fleet was our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, the expiration of the Hess support agreement in September 2007, the fact that all of our ITBs are operating in the spot market, where vessels are employed on a single voyage basis, rather than under long-term charters, increased pressure on rates in the spot market due to an increasing supply of vessels and significantly decreased demand for transportation services, together with higher operating expenses of our ITBs due to their age and the new union contracts effective in 2007, has negatively impacted the operating income and EBITDA provided by our ITBs. We sold two of our ITBs during the fourth quarter of 2008 and due to continued lack of demand for our four remaining ITBs, it is likely we will dispose of one or more of our ITBs during 2009.

          Our chemical parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, and two of our ATBs, the ATB Freeport and the ATB Brownsville, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels (other than the Sea Venture, which is laid up) are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that also generally require these customers to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts that accounted for virtually all of their respective usable capacity for 2008. However, due to the significant decline in demand for commodity chemical products, our customers have in general in the last several months only been shipping the specified minimum volumes, and in some cases less than the specified minimum volumes, and one of our principal customers has filed for protection under the bankruptcy laws. As a result, we expect that our chemical vessels will not operate at full capacity during at least 2009. In light of this reduced demand in general, and lack of demand for our Sea Venture vessel in particular due to its age, it is likely we will attempt to sell the Sea Venture during 2009.

          Our product tanker, the Houston, is trading in clean petroleum products in the coastwise Jones Act trade and currently operates under a multi-year time charter, which began in June 2006 and accounts for 100% of its usable capacity through the second quarter of 2011.

          The ATB Galveston is trading, and upon completion of construction the ATB Corpus Christi will trade, in clean petroleum products in the coastwise trade under multi-year time charters. In addition, the vessel being operated by us on behalf of the joint venture is trading in clean petroleum products in the coastwise trade under a multi-year time charter.

          We manage and own a 40% interest in a joint venture formed to construct and operate five product tankers, and third parties own the remaining 60% interest. Due to our control of this joint venture, as well as other aspects of the joint venture agreement, the financial statements of the joint venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the joint venture, but we have no obligation for the liabilities of the joint venture in excess of our $70.0 million capital contribution. The portion of the net income or loss of the joint venture attributable to the 60% owners of the joint venture is set forth under the caption “Noncontrolling interest in Joint Venture losses/(gains)” on the Consolidated Statements of Operations and Comprehensive Income. We and the owners of the 60% interest have reached an agreement in principle to settle litigation between us, as well as between us and the joint venture lenders, subject to completion of definitive documentation and Bankruptcy Court approval, that will result in our ceasing to be managing member of the joint venture and manager of the joint venture’s vessels. As a result of our relinquishing our interest in the joint venture to the 60% owners and no longer controlling the board of directors of the joint venture, the financial statements of the joint venture will no longer be consolidated with ours for financial reporting purposes. See “--Our Vessels-New Product Tankers” below and “Item 3. Legal Proceedings” for a more detailed description of the joint venture and our commercial dispute with our joint venture partners and lenders.

          Prior to January 1, 2009, we were taxed as a partnership, rather than a corporation, because we were a publicly traded partnership that generated 90% or more of our gross income for every taxable year from “qualifying income.” Qualifying income includes revenues derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. However, due to the change in the mix of our products and the resultant decline in “qualifying income”, we determined that it was unlikely that we would be able to meet this requirement beginning in 2009 and therefore effective January 1, 2009, the Partnership elected to be taxed as a corporation.

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

•

Contract as much of our capacity as possible with major oil and chemical companies for periods of one year or more in an effort to maintain steady cash flows from creditworthy customers through business cycles. Vessels operating on time charters, contracts of affreightment or consecutive voyage contracts generally provide more predictable cash flow, while vessels operating under spot charters may generate increased profit margins during periods of increasing charter rates. Although we pursue a strategy of emphasizing longer-term contracts, we expect that due to the newbuild vessels coming into the market and the age of our ITBs, our ITBs will only be employed in the spot market and not under time charters, contracts of affreightment or consecutive voyage contracts.

Principal Executive Offices

          Our principal executive offices are located at 399 Thornall Street, 8th Floor, Edison, New Jersey 08837, and our phone number is (732) 635-1500. We lease additional office space in New York, NY.

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

          Industry Trends

          We believe the following industry trends will have a significant influence on our future performance:

          We believe the domestic supply of tank vessels will not decrease at the rate we originally expected and may in fact increase

          We previously expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the recent newbuilding programs entered into by us, the Joint Venture and our competitors, we expect that these new tankers will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. This increase in newbuild vessels, combined with a significant decrease in demand for domestic tank vessels due to current economic conditions, has resulted in an oversupply of vessel capacity, which has adversely affected the charter rates that we can obtain for our vessels and limited our ability to obtain employment for our ITBs due to their age.

          Industry trends away from long-term charters in favor of shorter-term charters may impact our ability to finance newly built vessels

          The long-haul marine transportation services market for refined petroleum products in the U.S. domestic “coastwise” trade appears to be trending away from long-term charters in excess of three years in favor of shorter-term charters. If this trend continues, it will become increasingly difficult for us to finance the construction and purchase of new vessels with long-term debt or capital leases. In determining the amount of credit to extend with respect to a particular vessel, lenders place higher values on predictable cash flows that result from longer-term charters. In addition, as a result of shorter terms charters our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition.

          Major oil and chemical companies are increasingly selective in their choice of tank vessel operators

          These companies place particular emphasis on strong environmental and safety records, as well as operating performance. We believe that the increasingly stringent U.S. regulatory environment, the emphasis on quality and environmental protection and increasingly demanding customer vetting standards and procedures governing eligibility of vessels to engage in the coastwise trade for, and enter terminal facilities of, these customers, will accelerate the obsolescence of older tank vessels and provide a competitive advantage to newbuild vessels. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached, or will soon reach, these age limits. We expect that these major oil companies will seek to charter newbuild vessels to meet their needs, rather than utilize our ITBs. As a result, demand for our ITBs has decreased and we expect that our ITBs will derive all of their revenue in the spot market, rather than from long-term charters with these customers, over the next several years. We sold two of our six ITBs in the fourth quarter of 2008 and it is likely that we will dispose of at least one ITB and the Sea Venture during 2009.

          Our Vessels

          The following chart provides basic information regarding our existing fleet and vessels under construction and contracts for construction:

Vessel Name	Vessel Type	Deadweight Tonnage	Barrel Capacity (1)	Current Charter Type

Owned Vessels
New York	ITB Unit	48,000	360,000	Laid Up; 3/19/09
Baltimore	ITB Unit	48,000	360,000	Spot
Philadelphia	ITB Unit	48,000	360,000	Laid Up; 5/13/09
Mobile	ITB Unit	48,000	360,000	Laid Up; 2/28/09
Chemical Pioneer	Parcel Tanker	35,000	213,000	Contract of Affreightment
Charleston	Parcel Tanker	48,000	370,000	Contract of Affreightment
Sea Venture	Parcel Tanker	19,000	132,000	Laid Up; 3/6/09
Houston	Product Tanker	33,000	240,000	Time
ATB Freeport	ATB Unit	19,999	140,000	Contract of Affreightment
ATB Galveston	ATB Unit	19,999	156,000	Time
ATB Brownsville	ATB Unit	19,999	156,000	Spot

			2,847,000

Managed Vessel
Golden State (3)	Product Tanker	49,000	332,000	Time

Under Construction
ATB Corpus Christi (2)	ATB Unit	19,999	156,000	Time

(1)	Capacity of a parcel tanker is measured in barrel capacity and deadweight tons.

(2)	Represents one barge and tug under contract for construction. Expected delivery August 2009.

(3)	Golden State delivered January 2009. We expect to cease managing this vessel during the third quarter of 2009.

          We are currently overseeing the construction of four new double-hulled tankers for the Joint Venture; however, we will not manage these vessels once construction is completed and the Joint Venture may replace us as construction oversight manager.

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

          All of our ITBs are “sister vessels” of the same design and built to the same specifications. As sister vessels, we can operate them more efficiently because we can use common procedures with all the ITB units, while inventory management can be centralized and crews and officers can be interchanged among vessels. In addition, sister vessels allow us to substitute vessels in service and service the same contract with different vessels.

          Two ITBs were sold in 2008. The following table sets forth the specifications and highlights for our four existing ITBs:

Deadweight capacity(1)	48,000 dwt/360,000 bbls
Service speed	14.0 knots
Full load draft (summer)	40.563 feet
Hull structure	Double-bottom
Propulsion type	2x DeLaval Medium Speed Diesel
Fuel consumption (at sea)	42 long tons of IFO 180 CST/day
Number of cargo segregations	7 different types of refined products(2)
Classification	American Bureau of Shipping A1 (all four vessels)(3)

(1).

A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operation. A vessel’s cargo capacity may be further reduced to the extent draft clearance limits the ability of a vessel to enter or leave port with a full load.

(2).	One ITB has10 cargo segregations.

(3).

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

          The following table summarizes information about our ITBs:

		Month/Year	OPA 90
Vessel	Current Charter Type	Built	Phase-out Date

New York	Laid Up; 3/19/09	February 1983	February 2013

Baltimore	Spot	May 1983	May 2013

Philadelphia	Laid Up; 5/13/09	June 1984	June 2014

Mobile	Laid Up; 2/28/09	August 1984	August 2014

          Three of our ITBs are currently laid up and one is on a grain voyage. Until September 13, 2007, regardless of rates in the spot market, we were assured specified minimum charter rates for our ITBs, subject to certain limited exceptions, pursuant to a support agreement we entered into with Hess in connection with our acquisition of the six ITBs. For periods subsequent to September 13, 2007, our revenues for these vessels are subject to the rates which we can obtain under time charters or in the spot market, which will depend on the demand for our vessels and the supply of available vessels meeting customer requirements. These rates are subject to price and demand fluctuations in the market for these vessels. Due to the over-supply of and reduced demand for vessels, any employment of our ITBs will only be in the spot market and not on time or consecutive voyage charters.

          Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our ITBs have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. We expect that our ITBs will qualify to remain in the UWILD Program. The ATBs also qualify for the UWILD program. Because of their age, our parcel tankers and the Houston must be drydocked twice every five years.

          During a drydocking, an ITB is removed from service (typically for 50-70 days) and major inspection, repair and maintenance work is carried out. We estimate future drydock costs for our ITBs will be approximately $4.5 million per vessel for work occurring in U.S. shipyards. We can drydock the ITBs in foreign shipyards where the drydocking costs may be lower. However, if we choose to drydock an ITB unit in a foreign shipyard, the ITB may be off-hire and, therefore, not earning any revenue for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. In addition to drydocking each ITB unit every five years, for each ITB unit that qualifies for the UWILD Program, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires a vessel to be removed from service for approximately 12 days at an approximate cost of $0.5 million. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance.

          The following table sets forth information regarding the drydocking of our ITBs:

				Next Scheduled Drydock
	Last Drydock	Costs	Days Off-Hire

Vessel		(in thousands)

New York(1)	2005	$6,024	62	2010
Baltimore(1)(2)	2007	$5,767	67	UWILD 2009
Philadelphia(3)	2007	$5,267	79	UWILD 2010
Mobile(1)	2006	$5,000	59	UWILD 2009

(1)	Drydocked outside the US; includes transit time to and from shipyard.

(2)

Does not include 61 days off-hire to repair damage it sustained during Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking. (3) Drydocked in northeast shipyard; includes transit time to and from shipyard.

(3)	Drydocked in northeast shipyard; includes transit time to and from shipyard.

          Given the lack of demand for our ITBs and the cost of drydocking them, we do not currently plan to drydock any of the ITBs; rather, we will dispose of them prior to their next scheduled drydocking.

          During the third quarter of 2008, we determined that the carrying amounts of our ITBs exceeded their fair values and recorded an impairment charge of $72.3 million. Factors indicating the impairment of the ITBs included the deterioration in the spot petroleum market; the likelihood that there will be no further demand for the ITBs in the spot petroleum market due to the available capacity of double-hulled vessels, which are the preferred vessels of the major oil companies; the entry of the ITB New York into the spot market when its time charter expired on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of, the ITB Groton and the ITB Jacksonville.

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

          Product Tanker Fleet

          In September 2005, we acquired the Houston, a U.S. flagged, double-hulled product tanker qualified to trade in the Jones Act. The vessel, being double-hulled, has no OPA 90 phase-out date. The vessel is capable of carrying approximately 240,000 barrels of petroleum products. The vessel’s last drydock occurred in November 2008, at a cost of $1.9 million. Its next drydock is required in 2010. Future drydocks will require the vessel to be off-hire for 35 to 60 days and will cost between $3.5 million and $6.0 million. The Houston, formerly the Gus W. Darnell, was built for use by the Military Sealift Command of the U.S. Navy as part of a fleet of five vessels that have been used primarily to deliver jet fuel to various locations around the world.

          In June 2006 we commenced a multi-year time charter for the vessel through mid-2011 that accounts for 100% of its usable capacity.

          The following table sets forth the specifications and highlights of our product tanker:

Deadweight Capacity(1)	30,610 dwt / 240,000 bbl
Service Speed	16 knots
Full load draft (summer)	36 feet
Hull Structure	Double-hull
Propulsion Type	Single slow speed diesel burning heavy fuel (IFO 380)
Fuel Consumption (at sea)	36 tons/day
Number of Cargo Segregations	7
Classification	American Bureau of Shipping (ABS)
Condition Assessment	Cap II

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

          The following table sets forth the specifications and highlights of our parcel tankers:

	CHARLESTON	CHEMICAL PIONEER	SEA VENTURE

Deadweight capacity(1)	48,000 dwt	35,000 dwt	19,000 dwt
Service speed	16.0 knots	16.0 knots	13.0 knots
Full load draft (summer)	42.0 feet	35.656 feet	29.2125 feet
Hull structure	Double-bottom	Double-hull	Double-bottom
(non-OPA 90 compliant)

Propulsion Type	Slow-speed diesel	Steam turbine	Medium-speed diesel
Fuel consumption (at sea)	52 MT/Day (IFO 380)	75 MT/Day (IFO 380)	19.75 MT/Day (IFO 180)
Number of cargo segregations	46 different types	48 different types	21 different types
	of products	of products	of products
Classification(2)	American Bureau of	American Bureau of	American Bureau of
	Shipping A1	Shipping A1	Shipping A1
Condition Assessment(3)	CAP II	CAP II	CAP II

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

          Our parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that also generally require these customers to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts that accounted for virtually all of their respective usable capacity for 2008. These contracts expire at various dates between 2009 and 2014. However, due to the significant decline in demand for commodity chemical products, our customers have in general in the last several months only been shipping the specified minimum volumes, and in some cases less than the specified minimum volumes, and one of our principal customers has filed for protection under the bankruptcy laws. As a result, we expect that our chemical vessels will not operate at full capacity during at least 2009. In light of this reduced demand in general, and reduced demand for our Sea Venture vessel in particular due to its age, the Sea Venture is currently laid up and it is likely we will attempt to sell the Sea Venture during 2009.

          Our parcel tankers are required by both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies to be drydocked twice in a five year period. During a drydocking the vessel is removed from service (typically for 35 to 60 days) and major repair and maintenance work is carried out. We currently estimate future drydock costs to be $2.6 million to $6.0 million per vessel for work occurring in U.S. shipyards. Drydocking costs are considered maintenance capital expenditures for financial statement purposes but are generally expensed for tax purposes to the extent that the expenditures relate to repairs and maintenance.

          The following table sets forth information regarding the drydocking of our parcel tankers:

	Last	Costs	Days	Next
Vessel	Drydock	(in thousands)	Offhire	Drydock

Charleston	2008	$4,380	48	4Q 2011
Chemical Pioneer	2008	$5,100	57	4Q 2011

          The Sea Venture must be drydocked in June 2009. Unless we obtain a contract of affreightment for the Sea Venture, we will not drydock the vessel. If we do drydock the Sea Venture, we expect it to cost approximately $3.5 million. At December 31, 2008, we reviewed the overall business climate, age and projected utilization of our remaining fleet and based on this review, we recorded an additional impairment of $2.6 million on the Sea Venture.

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

          In July 2007, we completed construction and commenced commercial operations of the ATB Freeport. The ATB Freeport serves our chemical customers, and we believe that it is the most technologically advanced ATB in the U.S. flag “Jones Act” deep sea trade. The total cost of this vessel was $99.2 million, including capitalized interest of $7.8 million but after giving effect to a payment by the original contractor to cover certain cost overruns, which was substantially higher than original estimates, and the vessel was completed more than a year behind schedule. In August 2004, we entered into a contract with Southeastern New England Shipbuilding Corporation (“SENESCO”) to build this ATB at a price of $45.4 million to be delivered in early 2006. In November 2005, SENESCO indicated that they were not able to complete the ATB on the contract terms due to infrastructure problems and production line issues, and that the completion of the barge would be delayed. In November 2005, we entered into a revised agreement with SENESCO providing for completion of the ATB at another facility that SENESCO would operate. In order to address completion issues experienced by SENESCO, on June 1, 2006, pursuant to a settlement with SENESCO, we cancelled our agreement with SENESCO to construct the ATB unit and took possession of the tug and barge under construction. SENESCO has paid us $21.0 million to cover a portion of the cost overruns. We continue to pursue SENESCO for the remainder of the cost overruns for which we believe they are responsible, although there can be no assurance that we will successfully recover any of such costs. We hired a naval architecture and marine engineering firm to manage and supervise the completion of the ATB Freeport. The ATB Freeport is under contracts of affreightment to transport commodity chemical products with specified minimum volumes that, together with a requirement that the customer ship any excess volume of the products covered by the contract on the ATB unit, utilized substantially all of such ATB unit’s usable capacity in 2008. These contracts expire at various dates between 2009 and 2014.

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”) to be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed at a total cost of $66.6 million (excluding capitalized interest, which totaled $6.8 million) and entered service in August 2008. The cost increase over the originally budgeted amount of $65.0 million was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed during November 2008 at a total cost of $67.9 million (excluding capitalized interest, which totaled $6.4 million) and entered service in December 2008. The cost increase over the originally budgeted amount of $65.5 million was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in August 2009 at a cost of approximately $71.3 million (excluding capitalized interest which totaled $5.1 million at December 31, 2008). The cost increase over the originally budgeted amount of $66.0 million is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. At December 31, 2008, the Partnership had restricted cash and funds in escrow totaling approximately $8.0 million of which $5.7 million was used to pay costs incurred in 2009 to complete the ATB Brownsville and this final ATB and $2.3 million was used to pay costs incurred prior to December 31, 2008 to construct these vessels. The Partnership expects that it will need to fund approximately $8.3 million of construction costs to complete the final ATB from its operating cash flows.

          During the quarter ended March 31, 2008, we determined that the fourth ATB unit referenced above was impaired, as we did not obtain financing for its construction, and assessed the fair value of the construction in progress of this ATB unit at zero, which resulted in an impairment charge of $6.0 million, which included $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment and $0.5 million of capitalized interest cost. During the year ended December 31, 2008, we accrued additional expenses related to owner furnished equipment in the amount of $0.3 million. We have no further financial obligations with regard to either the tug or the barge.

          The following table sets forth the specifications and highlights of our ATBs currently in service or under construction:

	ATB’s (In Service)	ATB (Under Construction)
	Freeport, Galveston and Brownsville (2)	Corpus Christi

Deadweight capacity(1)	19,999 dwt	19,999 dwt
Barrels(2)	156,000 bbl	156,000 bbl
Service speed	13.5 knots	13.5 knots
Full load draft (summer)	29”0”	29”0”
Hull structure	Double-hull	Double-hull
Propulsion Type	Twin medium speed diesel burning heavy fuel oil	Twin medium speed diesel burning heavy fuel oil
Fuel consumption (at sea)	38 tons/day	38 tons/day
Number of cargo segregations (3)	10 tanks; 5 segregations	10 tanks; 5 segregations
Classification	Tug: ABS A1, Towing Vessel, AMS ACCU	Tug: ABS A1, Towing Vessel, AMS ACCU
	Barge: ABS A1 Oil and Chemcial, Tank Barge	Barge: ABS A1 Oil and Chemcial, Tank

(1)	A vessel’s cargo capacity is less than its deadweight capacity as a result of the fuel it carries for its operations.

(2)	The ATB Freeport is 140,000 barrels.

(3)	The Freeport has 10 tanks and 10 segregations.

          New Product Tankers

          On March 14, 2006, the Partnership, through its subsidiary, USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. The Partnership expected the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006 Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. Third parties, led by affiliates of The Blackstone Group (the “Joint Venture Investors”), committed to provide an aggregate of $105 million of equity financing and we committed to provide $70 million of equity financing to the Joint Venture, all of which had been contributed by December 31, 2008. In addition, the Joint Venture entered into a revolving notes facility agreement pursuant to which the Joint Venture Investors have made available $325 million of revolving credit loans to finance construction of the tankers. Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture and we received an arrangement fee of $4.5 million. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers.

          The first tanker, the Golden State, was delivered and placed in service in January 2009. The second tanker, the Pelican State, was delivered and placed in service in June 2009. The third tanker, the Sunshine State, is currently scheduled to be delivered and placed in service in December 2009. The remaining two tankers are currently scheduled to be delivered and placed in service in 2010.

          As tankers are constructed, we originally had the right to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices were within the range of fair values as determined by appraisal. If we did not elect to purchase a tanker within a specified time period, the Joint Venture could sell the tanker to a third party; however, the Joint Venture was first obligated to allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture intended to use the proceeds from the sale of the tankers to us, or to third parties if we did not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they received a specified return, then to Product Carriers until it received a specified return, and then on a shared basis dependent on the returns generated. Our ability to take delivery of these vessels from our Joint Venture was dependent on our ability to finance the purchase of these vessels upon their completion and, given our current financial situation and current market conditions, we were not able to purchase the Golden State or the Pelican State and did not expect to be able to purchase any of the remaining three vessels in the immediate future. As a result of our inability to purchase these vessels and the loss of our right to manage the Joint Venture’s vessels, we will not receive the bulk of the benefits associated with ownership of these vessels, which will adversely affect our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet, which could have a material adverse effect on our business, results of operations and financial condition. Because we were unable to purchase the first two vessels from the Joint Venture and it is unlikely, in light of current market conditions, that the Joint Venture will be able to sell the vessels to a third party at this time, the Joint Venture will need to obtain debt and equity financing of approximately $253.7 million to finance the completion of the remaining vessels. There can be no assurance the Joint Venture will be able to obtain financing on acceptable terms or at all.

          Because the Joint Venture did not exercise its option to have the rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, the Partnership believed that there was substantial uncertainty that the Partnership would realize any monetary return on or of its $70 million equity investment in the Joint Venture.

          We own a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to us, although the Joint Venture’s financial statements are consolidated with ours for financial reporting purposes as a result of our control of the board of directors of the Joint Venture, and, other than our commitment to provide $70 million of equity funding (which commitment has been fulfilled), to guaranty USS Product Manager LLC’s (“Product Manager”), our wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations, we do not have any further obligation to contribute funds to the Joint Venture.

          We had the right to and appointed three of the directors to the Joint Venture, and the other equity holders had the right to and appointed two directors. Upon the occurrence of specified events, we would lose the right to appoint two of our three directors. There is an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture. In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. In February 2009 certain of the Joint Venture Investors asserted that one of the specified events that causes us to lose the right to appoint two of our three directors occurred and purported to remove those two directors and to remove Product Carriers as the managing member of the Joint Venture. See “Item 3. Legal Proceedings.”

          The Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

          Product Manager manages the construction and operation of the tankers for the Joint Venture, for which it receives the following, subject to certain specified limitations:

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

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1.0 million per vessel constructed, subject to certain limitations, in addition to the oversight fees. However, in January 2009, the Joint Venture reassumed these responsibilities and engaged a third party to provide these site supervision services.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement are being performed by employees of our general partner. Certain members of our management devote significant time to the management and operation of the Joint Venture. In February 2009 certain of the Joint Venture Investors asserted that a termination event occurred under the management agreement and, in their purported capacity as managing member of the Joint Venture, purported to terminate Product Manager’s rights under the management agreement other than the right to manage the operations of the Golden State pending the Joint Venture finding a replacement manager. See “Item 3. Legal Proceedings.”

          In addition, in February 2009 the Partnership received a notice from the agent for the lenders to the Joint Venture asserting events of default under that certain revolving notes facility agreement with the Joint Venture have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the management agreement. See “Item 3. Legal Proceedings.”

          We and the Joint Venture Investors and lenders have reached an agreement in principle to settle the litigation surrounding the actions taken by the Joint Venture Investors and lenders, subject to completion of definitive documentation and Bankruptcy Court approval that will result in our ceasing to be managing member of the Joint Venture and manager of the Joint Venture’s vessels.

Our Customers

          Our three largest customers in each of 2008, 2007 and 2006, based on revenue, accounted for approximately 39%, 47% and 60%, respectively of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See note 4 to the consolidated financial statements in Item 8 of this report for a breakdown of revenues among these customers.

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

          Tanker Characteristics

          To protect the environment, today’s tanker hulls are required not only to be leak proof into the body of water in which they float but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tankers that carry clean products such as gasoline or naphtha have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tanker has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

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

Ship Management, Crewing and Employees

          We maintain an experienced and highly qualified work force of shore-based and seagoing personnel. As of March 1, 2009, we employed 390 persons, comprised of approximately 37 shore staff and approximately 353 fleet personnel. Our collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of our vessels, and the Seafarers’ International Union, which covers all of the other seagoing personnel, expired in the second quarter of 2007. In September 2007, we reached an agreement with the American Maritime Officers union. The agreement was retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers’ International Union was reached in October 2007. This agreement was retroactive to July 1, 2007 and expires in 2012. These are the only two collective bargaining agreements to which we are subject. Under the terms of the collective bargaining agreements, we are required to make contributions to pension and other welfare programs managed by the unions. Management believes there are no unfunded pension liabilities under any of these agreements. These two agreements require substantially higher wages and benefits than the agreements that expired in 2007. Our shore-based personnel are generally salaried and are primarily located at our headquarters in Edison, New Jersey.

          Our shore staff provides support for all aspects of our fleet and business operations, including sales and scheduling, crewing and human resources functions, compliance and technical management, financial and insurance services.

Classification, Inspection and Certification

          In accordance with standard industry practice, all of our coastwise vessels have been certified as being “in class” by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with American Bureau of Shipping classification rules and some applicable federal safety regulations. Most insurance underwriters require an “in class” certification by a classification society before they will extend coverage to any vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the country of registry of such vessel and the international conventions of which that country is a member. Inspections of our vessels are conducted by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years, which is generally conducted through an underwater survey and a special survey every five years. As part of an intermediate survey, our vessels may be required to be drydocked every 24 to 30 months for inspection of the underwater parts of such vessel and for any necessary repair work related to such inspection. Because of their age, our parcel tankers and the Houston must be drydocked twice every five years.

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

          Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding, engine breakdown and other casualties up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. We do not carry loss-of-hire insurance covering the loss of revenue during extended tank vessel off-hire periods.

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

          In November 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy year’s annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are approximately $342,000 and $487,000, respectively, and are reflected in our financial statements for the year ended December 31, 2008 as other expense. These premiums are payable in March 2009 and June 2009, respectively. An estimated $474,000 was recognized as other expense for the year ended December 31, 2008 related to the additional supplemental premium for the 2008 policy year. The association will review the supplementary premium to be levied for the 2008 policy year in October 2009. Renewals for the policy beginning in February 2009 increased by 6.7%.

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

          In the spot charter markets, our vessels compete with all other vessels of a size and type required by a charterer that can be available at the date specified. In the longer-term charter market, competition is based primarily on price and availability, although we believe charterers have become more selective with respect to the quality of vessels they hire, with particular emphasis on factors such as age and double-hulls and the reliability and quality of operations. We believe major oil and chemical companies are increasingly demonstrating a preference for modern vessels based on concerns about the environmental risks associated with older vessels.

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

          In addition, the Joint Venture agreement prohibits us from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards. This restriction could adversely affect our ability to grow our business through vessel acquisitions and our ability to pay interest on, and principal of, our indebtedness.

Regulation

          Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

          Environmental

          General. Government regulation significantly affects the ownership and operation of our tank vessels. Our tank vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. Although we believe that we are in substantial compliance with applicable environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tank vessels. The recent trend in environmental legislation is toward more stringent requirements, and this trend will likely continue. In addition, a future serious marine incident occurring in U.S. waters or internationally that results in significant oil pollution or causes significant environmental impact could result in additional legislation or regulation that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

           The following table sets forth the OPA phase out dates for our ITB and Parcel Tanker vessels:

Phase Out
Vessel Name	Vessel Type	Date

New York	ITB Unit	Feb 2013
Baltimore	ITB Unit	May 2013
Philadelphia	ITB Unit	June 2014
Mobile	ITB Unit	Aug 2014
Chemical Pioneer	Parcel Tanker	Jan 2013
Sea Venture	Parcel Tanker	Jan 2013
Charleston	Parcel Tanker	Oct 2013

          Due to high shipyard costs, projected market capacity resulting from newbuild programs and customer reluctance to employ older vessels, we do not currently believe it is economically viable to retrofit any of the ITBs to meet OPA 90 standards or to repurpose these vessels to transport products not subject to OPA 90 requirements. Although the Charleston is not OPA 90 compliant, we believe we will be able to obtain a waiver allowing us to carry refined petroleum products in the vessel’s center tanks and non-petroleum-based products in the other tanks. Although the Chemical Pioneer is double-hulled, it is not OPA 90 compliant; however, we believe that a minor modification that must be made by its mandatory phase-out date in 2013, will bring the Chemical Pioneer into compliance with OPA 90. The Houston and our ATBs are double-hulled vessels and therefore do not have phase-out dates.

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

          Air Emissions. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990 (“CAA”), requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels are equipped with vapor control systems that satisfy these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA has entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may result in material expenditures, however, we do not believe at this time that any of our vessels will be affected by this rulemaking.

          The CAA requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required.

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

Investor and Other Information

          We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports and information statements and other information regarding us and other issuers that file electronically.

          Our website address is www.usslp.com. We make available, without charge through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also make available, without charge on our website, our board committee charters, code of business conduct and ethics and corporate governance guidelines.

ITEM 1A. RISK FACTORS

          In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating U.S. Shipping Partners L.P.:

Our common units have no value.

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet, our existing and outstanding common units, subordinated units and general partnership interests will be cancelled without the payment of any amount to the holders thereof. Accordingly, our outstanding common units have no value.

The value of our Second Lien Notes is uncertain.

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet, holders of our Second Lien Notes will receive fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the common stock to be issued pursuant to a management equity plan, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The Second Lien Notes will be cancelled. Accordingly, trading in the Second Lien Notes during the pendency of the Bankruptcy Cases is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities and the common stock and warrants received under the Plan in respect of the Second Lien Notes may have a value less than the purchase price of such securities.

We filed for reorganization under Chapter 11 on April 29, 2009 and are subject to the risks and uncertainties associated with the Bankruptcy Cases.

          For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to develop, prosecute, confirm and consummate the Plan;

•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain customers; and

•	our ability to fund and execute our business plan.

          We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

          These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers, negatively impacting our ability to attract, retain and compensate key executives and employees and to retain employees generally, limiting our ability to obtain trade credit, and impairing present and future relationships with vendors and service providers, all of which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

          As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under Chapter 11 could harm our business.

          A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Bankruptcy Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy Cases instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Bankruptcy Cases continue, the more likely it is that our customers, vendors and employees will lose confidence in our ability to successfully reorganize our business. As a result, our customers may elect not to enter into new charters with us, our vendors may seek to establish alternative arrangements for providing us with goods and services, including alternative payment arrangements and our employees may seek new employment, all of which in turn could have an adverse effect on our liquidity and/or results of operations. Our having sought bankruptcy protection may also adversely affect our ability to negotiate favorable terms from customers and vendors and others with whom we do business and to attract and retain customers, vendors and employees, all of which could adversely affect our financial performance.

We may not be able to obtain confirmation of our Chapter 11 plan, and our emergence from Chapter 11 proceedings is not assured.

          Although a substantial majority of our Senior Secured Lenders and the holders of the Second Lien Notes have agreed to vote in favor of the Plan, there can be no assurance the Bankruptcy Court will confirm it. If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including our Senior Secured Lenders, holders of our Second Lien Notes and other secured creditors, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of secured claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. While we expect to emerge from Chapter 11 proceedings in the future, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from Chapter 11 proceedings.

Our financial results may be volatile and may not reflect historical trends.

          While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after April 29, 2009, the date we commenced the Bankruptcy Cases. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends. See Note 3 of the notes to the consolidated financial statements included elsewhere herein for further information on our accounting while in bankruptcy.

Conducting a successful Chapter 11 reorganization will depend significantly on our ability to retain and motivate management and key employees.

          Our success depends significantly on the skills, experience and efforts of our personnel. The loss of any of our officers could have a material adverse effect upon our results of operations and our financial position and could delay or prevent the achievement of our business objectives. Our ability to develop and successfully consummate a plan of reorganization will be highly dependent upon the skills, experience and effort of our senior management and other personnel. Our ability to attract, motivate and retain key employees is restricted, however, by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with us during the pendency of the Chapter 11 proceedings. The Plan Support Agreement also precludes us from adopting any retention or similar program without the approval of the steering committee of our lenders. In addition, we must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs. The loss of the services of one or more members of our senior management or certain employees with critical skills, or a diminution in our ability to attract talented, committed individuals to fill vacant positions when needs arise, could have a material adverse effect on our ability to successfully reorganize, emerge from bankruptcy or sell all or a portion of our assets as part of the bankruptcy process. The loss of our ability to manage the Joint Venture’s vessels will exacerbate the difficulty in retaining and motivating management and key employees.

We may not have sufficient available cash to operate our business.

          We may not have sufficient cash to operate our business. We are dependent on our cash flow from operations to meet our operating, debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and chemical products in the markets in which we operate;

•	level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices we obtain for our services;

•	the level of demand for our vessels;

•	the level of our operating costs, including payments to our general partner;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures we make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in our debt instruments and our debt service requirements;

•	fluctuations in our working capital needs; and

•	the refusal of certain of our vendors to extend trade credit to us.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions we are facing. During 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008 market conditions in the spot market, where all of our four remaining ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were at record levels during the second and third quarters of 2008 and are still higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under OPA 90. Due to these market shifts, as well as the age of our ITBs, our ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. Three of our four ITBs are currently laid up due to lack of demand for their services. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels, which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. Beginning again in the fourth quarter of 2008 and continuing into 2009, we have experienced a more significant decrease in demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels due to declining worldwide economic activity.

          Through 2008, our ITB fleet was our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, the expiration of the Hess support agreement in September 2007, the fact that all of our ITBs are operating in the spot market, where vessels are employed on a single voyage basis, rather than under long-term charters, increased pressure on rates in the spot market due to an increasing supply of vessels and significantly decreased demand for transportation services, together with higher operating expenses of our ITBs due to their age and the new union contracts, has negatively impacted the operating income and EBITDA provided by our ITBs. We sold two of our ITBs during the fourth quarter of 2008 and due to continued lack of demand for our four remaining ITBs, it is likely we will dispose of one or more of our ITBs during 2009.

          Additionally, participation in the spot market requires us to carry higher amounts of working capital than operating under time charters, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to us by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. Certain of our vendors have been unwilling to extend trade credit to us, instead requiring payment up front due to our limited liquidity. With the addition of two ATBs in 2008 and all of our four remaining ITBs now participating in the spot market, we expect our working capital requirements to increase. We have no availability under our revolving credit facility to finance this increase in working capital requirements and therefore must finance our working capital requirements solely from cash flow from operations. In order to assure that we have sufficient cash to operate our business, we agreed with our lenders not to make the December 31, 2008 and March 31, 2009 principal and interest payments due under our senior credit facility and also not to make the February 15, 2009 interest payment due on our Second Lien Notes to the holders of approximately 91% of the outstanding notes who waived such interest payment. Not making these payments provided us with approximately $21.0 million of cash to finance our operations and working capital needs.

          In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. We cannot assure you that the amounts of cash available from operations will be sufficient to fund our operations, including operations during the period until such time as the Plan is confirmed by the Bankruptcy Court.

          Our liquidity and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to obtain confirmation of and to consummate the Plan under the Bankruptcy Code; and (v) the cost, duration and outcome of the reorganization process. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. Accordingly, there can be no assurance as to the success of our efforts. If we are unable to generate enough cash to meet our liquidity needs, we could be forced to discontinue some or all of our operations. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until the Plan is confirmed by the Bankruptcy Court. Because we will not have a revolving credit facility upon emergence from bankruptcy, our inability to finance our operations and working capital needs from our operating cash flow will have a material adverse effect on our business.

          Our efforts to improve our liquidity position will be challenging given the current economic climate. Current economic fundamentals portray a negative outlook for the petroleum and chemical businesses for at least a significant portion of 2009 due to a global recession that is already the longest and most severe in the post war period. These economic conditions have resulted in a decrease in demand for our vessels and a decline in our revenues and available capital.

Difficult conditions in the global economy and capital markets have materially adversely affected our business, results of operations and financial condition and we do not expect these conditions to improve in the near future.

          The success of our business is dependent upon global economic conditions and conditions in the global financial markets, which conditions are outside our control and difficult to predict. A lengthy continuation of the slowdown in the U.S. economy or other economic conditions affecting capital markets, such as declining oil and commodity chemical prices, failing or weakened financial institutions, inflation, deteriorating business conditions and interest rates, will continue to adversely affect our business and financial condition by reducing demand for our services.

          The consequences of a recession include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. The lower level of economic activity has resulted in a decline in energy consumption and manufacturing activity, which combined with the significant decrease in oil and commodity chemical prices, has significantly reduced demand for our services and materially adversely affected, and will continue to materially adversely affect, our revenue, liquidity and future growth. Instability in the financial markets, as a result of recession or otherwise, also affects the cost of capital and our ability to raise capital. These events increase our vulnerability to further adverse general economic consequences and industry conditions and the likelihood that our cash flows and financial condition will be materially adversely affected as a result thereof.

          The economic situation could also have an impact on our customers, causing them to fail to meet their obligations to us. Additionally, the current economic situation could lead to further reduced demand for, and/or reductions in the prices of, oil or commodity chemicals, which could have a negative impact on demand for our services, which will adversely affect our business, results of operations and financial condition. While the ultimate outcome and impact of the current financial crisis cannot be predicted, it has had a material adverse effect on our business, results of operations and financial condition.

          The capital and credit markets have been experiencing significant volatility and disruption for more than twelve months, which has exerted significant downward pressure on availability of liquidity and credit capacity for substantially all companies. Adverse capital and credit market conditions will continue to significantly affect our ability to meet liquidity needs, our access to capital, our cost of capital, and our ability to conduct our business.

          In response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions, the Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking actions to address the financial crisis. We cannot predict what impact such actions will have on the financial markets and whether such actions will be successful. Such continued volatility could materially and adversely affect our business, financial condition and results of operations. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, cash flow, results of operations and financial condition.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade or if those provisions were modified or repealed.

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

We must make substantial expenditures to comply with mandatory drydocking requirements for our fleet.

          Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our ITBs have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. We expect that our ITBs will qualify to remain in the UWILD Program. The ATBs should also qualify for the UWILD program. Because of their age, our parcel tankers and the Houston must be drydocked twice every five years.

          Two of our ITB units are scheduled for UWILDs in 2009 and, in 2010, one ITB unit is scheduled for drydocking and another for a UWILD. Given the lack of demand for our ITBs and the cost of drydocking them, we do not currently plan to drydock any of the ITBs; rather, we will dispose of them prior to their next scheduled drydocking. Accordingly, if an ITB is not permitted to participate in the UWILD Program, we would likely dispose of the vessel at that time rather than undertake a drydock, which will reduce our revenue. If we elect to drydock an ITB that is no longer permitted to participate in the UWILD Program, we will experience additional off-hire days, which will reduce our revenue. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage.

          We estimate that future drydockings of ITBs will cost approximately $4.5 million per vessel. We estimate drydocking of the parcel and product tankers will cost approximately $3.5 million to $6.0 million per vessel and drydocking of the ATB units will initially cost approximately $1.0 million to $2.0 million per vessel. When drydocked, each of our ITB units will be out of service for approximately 50 to 70 days, each of our parcel tankers and the Houston will be out of service for approximately 35 to 60 day and each of our ATB units will be out of service approximately 25 days. If we are required to conduct a second drydock for our ITBs in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. Even if our ITBs continue to participate in the UWILD Program, we will need to conduct an enhanced survey, which will result in the vessel being off-hire, and therefore not earning any revenue, for an additional 12 days each time a survey is conducted, at a cost of approximately $0.5 million. The longer out of service period and increased expense of a drydocking as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition and results of operations. At the time we drydock these vessels, the actual cost of drydocking may be higher due to inflation and other factors. In addition, vessels in drydock will not generate any income, which will reduce our revenue.

          The Sea Venture must be drydocked in June 2009. Unless we obtain a contract of affreightment for the Sea Venture, we will not drydock the vessel, which could have a material adverse effect on our business, results of operations and financial condition.

We will need to acquire OPA 90 compliant vessels in order to maintain a significant presence in the domestic coastwise transportation of petroleum products, which will be expensive, and we currently do not have the financial ability to do so.

          As part of our OPA 90 compliance program, we entered into a contract with NASSCO for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers, the first five of which were being financed through the Joint Venture. Our ability to purchase these vessels from the Joint Venture was dependent on our ability to finance the purchase of these vessels upon their completion and, given our current financial situation and current market conditions, we were not able to purchase the Golden State or the Pelican State and did not expect to be able to purchase any of the remaining vessels in the immediate future and, as a result, we will not receive the bulk of the benefits associated with ownership of these vessels, which will adversely affect our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet, which could have a material adverse effect on our business, results of operations and financial condition. Pursuant to the terms of the credit facility under the proposed Plan, we will not be able to incur additional debt other than pursuant to sale/leaseback financings, which will adversely affect our ability to acquire OPA 90 compliant vessels to replace our aging fleet, which could limit our ability to continue to operate our business as currently conducted.

          Because the Joint Venture did not exercise its option to have the rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10.0 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, the Partnership believed that there was substantial uncertainty that the Partnership would realize any monetary return on or of its $70 million equity investment in the Joint Venture.

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

If we are unable to fund our capital expenditures, we may not be able to continue to operate some of our vessels which would have a material adverse effect on our business, results of operations and cash flow.

          We must make substantial capital expenditures to maintain the operating capacity of our fleet. These capital expenditures include expenditures for drydocking our vessels, modifying our vessels and acquiring new vessels to replace existing vessels as they reach the end of their useful lives. In order to fund our capital expenditures, we may be required to incur borrowings, enter into sale/leaseback transactions or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing, the nature of the employment of the vessel and offering as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or construct or purchase new vessels and could have a material adverse effect on our business, results of operations and financial condition. Incurring additional debt may significantly increase our interest expense, which could have a material adverse effect on our liquidity and capital resources. Pursuant to the terms of the credit facility under the proposed Plan, we will not be able to incur additional debt other than pursuant to sale/leaseback financings, which will adversely affect our ability to acquire OPA 90 compliant vessels to replace our aging fleet, which could limit our ability to continue to operate our business as currently conducted.

A decline in demand for refined petroleum, petrochemical and commodity chemical products, or decreases in U.S. refining activity, particularly in the coastal regions of the United States, or a decrease in the cost of importing refined petroleum products, could cause demand for U.S. flag tank vessel capacity and charter rates and vessel values to decline which would decrease our revenues and our cash flow.

          The nature, timing and degree of changes in U.S. flag shipping industry conditions are subject to market forces that have proven to be unpredictable and may adversely affect the values of our vessels and may result in significant fluctuations in the amount of charter hire we earn, which could result in significant fluctuations in our quarterly results. Charter rates and vessel values may fluctuate over time due to changes in the demand for U.S. flag product carriers and barges, which will affect our revenue and cash flows and our ability to pay interest on, and principal of, our indebtedness. Because our vessels constitute a major component of the assets securing our indebtedness, a decrease in vessel value could adversely affect our ability to borrow or to repay our debt using proceeds from the sale of vessels.

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

          Any of these factors could adversely affect the demand for U.S. flag tank vessel capacity and charter rates. Any decrease in demand for tank vessel capacity or decrease in charter rates could have a material adverse effect on our business, results of operations and cash flow.

          Additionally, the demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region. Any decline in refining capacity on the Gulf Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly curtailed in 2005 and 2006, with repairs to hurricane–damaged Gulf Coast refineries being completed in late 2006. As a result of the current recession, the level of refinery capacity in the United States, including the Gulf Coast region, has declined significantly, which has adversely affected our business, results of operations and financial condition.

          The demand for U.S. flag tank vessel capacity is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels because of the higher construction and operating costs of U.S. flag vessels due to the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. Therefore, it has historically been cheaper for certain areas of the United States, such as the northeastern United States, to import refined petroleum products than to obtain them from U.S. refineries. International shipping rates can influence the amount of refined petroleum products imported into the United States. As a result of the worldwide decrease in demand for petroleum tankers due to the current recession, charter rates for foreign flag vessels have declined, making it cheaper to import refined petroleum products to other regions of the East Coast and the West Coast to meet demand and resulting in increased imports of refined petroleum products into the United States, which has had a material adverse effect on our business, results of operations and financial condition. Declining economic activity has also led to a significant decrease in demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels.

The current economic situation could adversely affect the collectability of our trade receivables.

          We are subject to certain credit risks with respect to our counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing revenues and EBITDA. We charter our vessels to other parties on both a short-term and long-term basis, who pay us a daily rate of hire. As a result, we are reliant on the ability of charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, we have not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred, and some of our customers have filed, or may file, for protection under the U.S. bankruptcy laws and may reject their charter agreement with us. One of our principal customers for our chemical fleet has filed for bankruptcy and is operating its business as a debtor-in-possession.

Marine transportation has inherent operating risks and our insurance may not be adequate to cover our losses.

          Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•	marine disasters;

•	bad weather;

•	mechanical failures;

•	grounding, fire, explosions and collisions;

•	human error; and

•	war and terrorism.

          All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. If one of our vessels were involved in an accident with the potential risk of environmental contamination, the resulting media coverage could have a material adverse effect on our business, results of operations and cash flow.

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

          We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness. See “—We have a limited number of vessels, and any loss of use of a vessel could adversely affect our results of operations.”

Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations.

          We may be subject to calls, or premiums, in amounts based not only on our claim records but also the claim records of all other members of the protection and indemnity associations through which we receive insurance coverage for tort liability, including pollution-related liability. Our payment of these calls could result in significant expenses to us, which could have a material adverse effect on our business, results of operations and cash flow and our ability to pay interest on, and principal of, our indebtedness.

          In November 2008 we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy year’s annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are approximately $342,000 and $487,000, respectively, and are reflected in our financial statements for the year ended December 31, 2008 as other expense. These premiums are payable in March 2009 and June 2009, respectively. An estimated $474,000 was recognized as other expense for the year ended December 31, 2008 related to the additional supplemental premium for the 2008 policy year. The association will review the supplementary premium to be levied for the 2008 policy year in October 2009. Renewals for the policy beginning in February 2009 increased by 6.7%.

Decreased utilization of our vessels due to bad weather could have a material adverse effect on our operating results and financial condition.

          Unpredictable weather patterns tend to disrupt vessel scheduling and supplies of refined petroleum products and our vessels and their cargoes are at risk of being damaged or lost because of bad weather. In addition, adverse weather conditions can cause delays in the delivery of newbuilds and in transporting cargoes. Under our spot voyage charters, we bear the risk of delays due to weather conditions. For example, our revenues and EBITDA were negatively impacted during 2007 by approximately $2.3 million and $2.0 million, respectively, due to the 61 day unplanned out-of-service period for the ITB Baltimore to repair damages it sustained from Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

An increase in the price of fuel may adversely affect our business and results of operations.

          The cost of fuel for our vessels is a significant component of our voyage expenses under our voyage charters and during most of 2008 we experienced significant increases in the cost of fuel used in our operations. While we have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters, there can be no assurances that we will be able to pass on any future increases in fuel prices. If fuel prices increase and we are not able to pass such increases on to our customers, our business, results of operations and financial condition may be adversely affected.

We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

          The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. Our three largest customers each in 2008, 2007 and 2006, based on revenue, accounted for approximately 39%, 47% and 60% of our consolidated revenues for those periods, respectively. No other customer accounted for more than 10% of our consolidated revenues for those periods. At any given time in the future, the cash reserves of our customers may be diminished or exhausted and we cannot assure you that the customers will be able to make charter payments to us. If our customers are unable to make charter payments to us, our results of operations and financial condition will be materially adversely affected. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected. The loss of our ability to manage the Joint Venture’s vessels could adversely affect our ability to retain our existing customers or obtain new customers.

          Our vessels are inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. Failure to meet our customers’ inspection standards could cause them not to contract with us, and could adversely impact our operating results.

We may not be able to renew our long-term contracts when they expire or obtain contracts for the vessels we have under construction which could adversely affect our operations.

          Our three parcel tankers, the Chemical Pioneer, the Charleston and the Sea Venture, as well as the ATB Freeport and the ATB Brownsville, primarily transport specialty refined petroleum, petrochemical and commodity chemical products, such as lubricants, paraxylene, caustic soda and glycols, from refineries and petrochemical manufacturing facilities to other manufacturing facilities or distribution terminals. These vessels (other than the Sea Venture, which is laid up) are currently operating under contracts with several petroleum and petrochemical customers with specified minimum volumes that also generally require these customers to ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts that accounted for virtually all of their respective usable capacity for 2008. However, due to the significant decline in demand for commodity chemical products, our customers have in general in the last several months only been shipping the specified minimum volumes, and in some cases less than the specified minimum volumes, and one of our principal customers has filed for protection under the bankruptcy laws. These contracts expire at various dates between 2009 and 2014. Additionally, we commenced a long-term charter that accounts for 100% of the usable capacity of the Houston through mid-2011. The ATB Galveston is operating under a long-term charter that accounts for 100% of its usable capacity through September 2011, and the ATB Corpus Christi will, upon completion of construction, begin to operate under a long-term charter that accounts for 100% of its usable capacity through September 2012. These arrangements may not be renewed or, if renewed, may not be renewed at similar rates.

          Of our six ITBs that were in operation at the beginning of 2008, one is currently operating in the spot market, two were sold in the fourth quarter of 2008, and three are laid up in port due to lack of demand. As a result of the newbuild vessels entering the market, as well as the age of our vessels, the charter rates for and utilization of the ITBs will in combination provide revenue and EBITDA that on average are substantially below the revenue and EBITDA achieved under the old contracts and the Hess support agreement, which has had, and will continue to have, a material adverse effect on our business, results of operations and financial condition. Further, our failure to obtain rates on our newbuild ATBs that provide a reasonable return on these new vessels will also have a material adverse effect on our business, results of operations and financial condition. Additionally, to the extent that vessels are employed in the spot market, rather than pursuant to long-term charters, our cash flows will be less predictable and may be more volatile, and this volatility could adversely affect our business, results of operations and financial condition, and will adversely affect our ability to pay principal of, and interest on, our debt.

          Our business has high fixed costs that continue even if our vessels are not in service. In addition, low utilization due to reduced demand or other causes or a significant decrease in charter rates has had, and will continue to have, a significant negative effect on our operating results and financial condition.

Industry trends away from long-term charters in favor of shorter-term charters may impact our ability to finance newly built vessels.

          The long-haul marine transportation services market for refined petroleum products in the U.S. domestic “coastwise” trade appears to be trending away from long-term charters in excess of three years in favor of shorter-term charters. If this trend continues, it will become increasingly difficult for us to finance the construction and purchase of new vessels with long-term debt or capital leases. In determining the amount of credit to extend with respect to a particular vessel, lenders place higher values on predictable cash flows that result from longer-term charters. If we cannot secure long-term charters for the product tankers currently under construction, we many not be able to obtain adequate debt financing to acquire these vessels on reasonable terms or at all.

We have a limited number of vessels and any loss of use of a vessel could adversely affect our results of operations.

          We currently own four ITB units, one product tanker, three parcel tankers and three ATB units. Our product tanker, parcel tankers and ATBs are committed to certain customers through long term contracts, and most of our customers under these long-term contracts will not accept our ITBs. In the event any of our vessels under long-term contract has to be taken out of service for more than a few days, we may be unable to fulfill our obligations under our long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third-party for use of a vessel, at our expense, to transport the charterer’s products, which might not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.

          Also, if our one ATB unit currently under construction is not completed by the scheduled due date, we may be unable to fulfill our obligations under the long-term contract we have in place for that vessel. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer’s products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract.

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

Maritime claimants could arrest our vessels which could interrupt our cash flow.

          Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay whatever amount may be required to have the arrest lifted.

Increased competition in the domestic tank vessel industry could result in reduced revenue and EBITDA and loss of customers and market share for us.

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

          All of our ITBs were originally constructed more than 24 years ago. While all of these vessels are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and comply with the applicable rules and regulations of the United States Coast Guard, some existing and potential customers have stated that they will not charter vessels that are more than 20 years old. As a result of this age limitation, and the number of newbuilds expected to come into the market in the next several years, demand for our ITBs has been materially adversely affected.

          We originally expected the supply of domestic tank vessels competing with us to decrease over the next several years due to OPA 90, which mandates the phase-out of certain non-double-hulled tank vessels at varying times by January 1, 2015; and the Jones Act, which restricts the supply of new vessels by requiring that all vessels participating in the coastwise trade be constructed in the United States. However, with the announced newbuilding programs, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. The level of newbuilds, combined with the decline in demand for marine transportation due to the decrease in economic activity, has resulted in an over-supply of vessel capacity, which has resulted in a decrease in charter rates, particularly in the spot market. In addition, any additional newbuildings or retrofittings of existing tank vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. The availability of additional capacity could adversely affect the charter rates that we can obtain for, and utilization of, our vessels, and limit our ability to obtain charters for our ITBs at reasonable rates or at all. If supply increases at a faster rate than demand, the charter rates and demand for our vessels could decline significantly. Three of our four ITBs are currently laid up due to lack of demand.

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

          International standards, as promulgated by the International Maritime Organization (“IMO”), require that our vessels meet standards similar to OPA 90 standards four years prior to OPA 90 phase-out requirements. While we do not currently transport petroleum internationally, our ITBs will not be permitted to trade petroleum products internationally beyond the IMO phase-out dates that commence in 2009 or 2010, limiting alternate uses. Additionally, if we were to utilize vessels to trade petroleum internationally, such vessels may not qualify for participation in the UWILD Program, which requires that the barges older than 15 years participating in the UWILD Program only trade domestically.

Delays or cost overruns in the construction of a new vessel or the drydock maintenance of existing vessels could adversely affect our business. Revenue from new or retrofitted vessels may not be immediate or as high as expected.

          We currently have one new ATB unit under construction and are overseeing the construction of four new product tankers on behalf of the Joint Venture. In addition, our vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our vessels have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. Also, on occasion, our vessels may undergo unscheduled drydocking due to damage.

          To the extent our vessels are unable to participate in the UWILD program, we could experience additional off-hire days, which will reduce our revenue, and increased costs, which will adversely affect our cash flow. During a drydocking, an ITB is removed from service (typically for 50-70 days), each of our parcel tankers and the Houston will be out of service for approximately 35 to 60 day and each of our ATB units will be out of service approximately 25 days, during which major inspection, repair and maintenance work is carried out. We estimate future drydock costs for our ITBs will be approximately $4.5 million per vessel for work occurring in U.S. shipyards. We can drydock the ITBs in foreign shipyards where the drydocking costs may be lower. However, if we choose to drydock an ITB unit in a foreign shipyard, the ITB may be off-hire and, therefore, not earning any revenue for a longer period of time as it travels to and from the foreign shipyard if we cannot find a cargo to transport during that voyage. In addition to drydocking each ITB unit every five years, for each ITB unit that qualifies for the UWILD Program, we are required to conduct a mid-period underwater survey in lieu of drydocking the ITB for inspection. An underwater survey only requires a vessel to be removed from service for approximately 12 days at an approximate cost of $0.5 million. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. We estimate drydocking of the parcel and product tankers will cost approximately $3.5 million to $6.0 million per vessel and drydocking of the ATB units will initially cost approximately $1.0 million to $2.0 million per vessel.

          Construction and drydocking will be subject to the risk of delay or cost overruns caused by the following:

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

          Significant delays or construction cost overruns could have a material adverse effect on expected contract commitments for new or modified vessels and our future revenues, liquidity and cash flows. The construction of the remaining ATB unit and the new tankers may not be completed on schedule or at all or at the budgeted cost. Our first delivered ATB unit, the ATB Freeport, was delivered more than one year after its originally scheduled delivery date and at a cost (after giving effect to a payment by the original contractor to cover certain cost overruns, but exclusive of capitalized interest and credits and other legal claims that we believe we can recover) approximately $46 million higher than the original cost under the contract; this delay and cost overrun had an adverse effect on our liquidity and results of operations. The construction contracts for the remaining ATB and the tankers being constructed contain cost escalators that could increase the cost of constructing these vessels. In addition, our anticipated revenues may not increase immediately upon the expenditure of funds to construct or purchase the vessels. For instance, when we build a new vessel, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after the vessel is put in operation. Moreover, significant delays in construction of new vessels could allow a charterer to cancel the charter or require us to charter additional vessels to meet our contractual obligations. Furthermore, customer demand for, and revenues from, new vessels may not be as high as we currently anticipate and, as a result, our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness may be adversely affected.

          There is limited availability in U.S. shipyards for drydocking a vessel. As a result, the costs of performing drydock maintenance in the United States may be significantly higher than they are overseas. Furthermore, U.S. shipyards may not have available capacity to perform drydock maintenance on our vessels at the times they require drydock maintenance, particularly in the event of an unscheduled drydock due to accident or other damage, in which event we will be required to have the work performed in an overseas shipyard. This may result in the vessel being off-hire, and therefore not earning any revenue, for a longer period of time because of the time required to travel to and from the overseas shipyard. In addition, we may be required to place a deposit in order to reserve shipyard slots for construction of new vessels, which may not be refundable if we elect not to proceed with such new construction.

The growth of our business will be adversely affected due to the termination of our right to manage the vessels constructed by the Joint Venture.

          One of the ways we intended to grow our business and replace vessels that are not OPA 90 compliant was through the construction and purchase of new vessels. In our efforts to expand our business by constructing new vessels, we entered into a contract with NASSCO to construct nine 49,000 dwt double-hulled petroleum tankers. We formed the Joint Venture for the construction of the first five petroleum tankers by NASSCO, and provided $70 million of equity financing. As a result of our agreement in principle to settle the litigation between us and the owners of the 60% interest in, and the lenders to, the Joint Venture, subject to completion of definitive documentation and Bankruptcy Court approval, we will no longer manage the Joint Venture’s vessels, nor will we retain the right to purchase, at previously negotiated prices, the Joint Venture vessels upon completion of construction, although we anticipate we will have a right of first offer for any vessel that the Joint Venture determines to sell. Our loss of these rights will adversely affect our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet, which could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness. See “Item 3. Legal Proceedings.”

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

          Our operations are subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws or civil actions. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

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

          We believe that regulation of the shipping industry will continue to become more stringent and more expensive for us and our competitors. Further, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional regulation. Future environmental and other requirements may be adopted that could limit our ability to operate, require us to incur substantial additional costs or otherwise have a material adverse effect on our business, results of operations or financial condition and our ability to pay interest on, and principal of, our indebtedness.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

          All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers’ International Union that expires in 2012. Licensed officers, including our Captains, are employed under a collective bargaining agreement with the American Maritime Officers union that expires in 2010. Both union agreements effectively commenced in the second quarter of 2007. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness.

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

We depend on key personnel for the success of our business and one of those persons faces conflicts in the allocation of his time to our business.

          We depend on the services of our senior management team and other key personnel. The loss of the services of any key employee could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We currently do not carry any key man insurance on any of our employees. In addition, we may not be able to hire crew personnel meeting our standards if we expand our fleet. In addition, as a result of the planned expansion of our fleet through the construction of new vessels, we may need to hire additional key technical, support and other qualified personnel to ensure that construction is completed timely and on budget. If we are unsuccessful in attracting such personnel, it could have a material adverse effect on our business, results of operations and financial condition. Our current financial situation makes it more difficult to attract and retain personnel, and the loss of our ability to manage the Joint Venture’s vessels will exacerbate the difficulty in attracting and retaining management and key employees.

          The employment agreement of Mr. Jeffrey Miller, our vice president—chartering, only requires him to spend a majority of his business time in managing our operations. Mr. Miller currently provides services to entities that own and operate two Jones Act barges that have been transporting caustic soda and calcium chloride under contracts with third parties, and are permitted to acquire and operate additional tank barges of less than 15,000 deadweight tons under specified circumstances for the transportation of chemical products other than petroleum or petroleum products. Mr. Miller may face conflicts regarding the allocation of his time between our business and this barge business. If Mr. Miller were to spend less time in managing our business and affairs than he does currently, our business, results of operations and financial condition may be adversely affected.

          In addition, certain members of our management expect to devote a significant portion of their business time overseeing the construction of the new vessels by the Joint Venture. This will reduce the amount of time they have to spend on our business. To the extent that such individuals devote time to the Joint Venture, they will not be able to devote such time to us, which could have an adverse effect on our business.

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

          Any future terrorist attacks could disrupt harbor operations in the ports in which we operate, lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operating costs, including insurance costs, and the inability to transport oil, petrochemical and commodity chemical products to or from certain locations. Terrorist attacks, war or other events beyond our control that adversely affect the distribution, production or transportation of oil, petrochemical and commodity chemical products to be shipped by us could entitle our customers to terminate the charters for our vessels, which would harm our cash flow and our business, which would disrupt our operations and result in lost revenue. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

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

          Currently, vessel trade or marine transportation between two ports in the United States, generally known as maritime cabotage or coastwise trade, is subject to U.S. laws, including the Jones Act, that restrict maritime cabotage to U.S. flag vessels qualified to engage in U.S. coastwise trade. Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the transportation of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-manufactured vessels. Because foreign vessels may have lower construction costs and operate at significantly lower costs than we do in U.S. markets, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness.

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

          Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner or unitholder. Decisions made by our general partner in its individual capacity will be made by its sole owner, United States Shipping Master LLC, and not by the board of directors of our general partner. Examples include the exercise of its limited call right, its rights to transfer or vote the units it owns and its determination whether or not to consent to any merger or consolidation of the partnership or amendment of the partnership agreement;

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

          The Plan contemplates that each of our current and former officers and directors will be given a full release from all claims arising before the effective date of the Plan other than claims based upon willful misconduct, intentional fraud, or criminal conduct as determined by a final order entered by a court of competent jurisdiction.

Our partnership agreement currently limits, and our new organizational documents will limit, the ownership of our equity securities by individuals or entities that are not U.S. citizens. This restriction could limit the liquidity of our common units.

          In order to ensure compliance with Jones Act citizenship requirements, the board of directors of our general partner has adopted a requirement that at least 76% of our partnership interests must be held by U.S. citizens. Our new organizational documents will require that at least 77% of our common stock must be held by U.S. citizens. These requirements may have an adverse impact on the liquidity or market value of our equity securities, because holders will be unable to sell equity securities to non-U.S. citizens. Any purported transfer of equity securities in violation of these provisions will be ineffective to transfer the equity securities or any voting, dividend or other rights in respect of the equity securities.

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

          If a unitholder sells his common units, that unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated, which decreased the unitholder’s tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than the unitholder’s tax basis in that common unit, even if the price the unitholder receives is less than the unitholder’s original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to unitholders. Should the IRS successfully contest some positions we take, unitholders could recognize more gain on the sale of common units than would be the case under those positions, without the benefit of decreased income in prior years for which the statute of limitations has expired. In addition, if unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale. Effective January 1, 2009, the Partnership has elected to be treated as a corporation which may impact the tax treatment of the gain or loss of units sold subsequent to this election.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          Our general partner leases approximately 12,700 square feet of office space for our principal executive office in Edison, New Jersey. The lease expired on May 31, 2009 and is currently in the process of being renewed for an additional five-year period. Additionally, commencing on January 1, 2006, we leased office space in New York City for use by our Chairman and Chief Executive Officer at the time and other personnel. We sublease 75% of the leased space to certain companies affiliated with Paul Gridley, our former Chairman and Chief Executive Officer. The lease expires on December 31, 2015. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – New York Office Sublease.”

ITEM 3. LEGAL PROCEEDINGS

          We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $0.2 million per claim. We provide for amounts we expect to pay.

          On August 7, 2006, Product Carriers entered into the Joint Venture to construct and operate five product tankers. We manage and own a 40% interest in the Joint Venture and third parties own the remaining 60% interest. In February 2009 the Partnership received a notice from certain of the Joint Venture Investors:

(i)

declaring that a Board Reduction Event (as such term is defined in the Joint Venture’s Limited Liability Company Agreement) has occurred and purporting to remove Product Carriers, a wholly-owned subsidiary of the Partnership, as the Managing Member of the Joint Venture and designating one of the Joint Venture Investors as the Managing Member of the Joint Venture, and

(ii)

declaring that a Manager Termination Event (as such term is defined in that certain Management and Operating Agreement, dated as of August 7, 2006, by and among USS Product Manager LLC, a wholly-owned subsidiary of the Partnership (“Product Manager”), the Joint Venture and the other parties thereto (the “Management Agreement”)) has occurred and purporting to terminate Product Manager’s right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture other than the Golden State (the only vessel currently being operated by the Joint Venture).

          In addition, the Partnership received a notice from the agent for the lenders to the Joint Venture asserting events of default under that certain revolving notes facility agreement with the Joint Venture have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the Management Agreement.

          In April 2009 the Partnership commenced a lawsuit (the “New York Action”) against the Joint Venture Investors seeking a judgment declaring that:

(i)	no Board Reduction Event has occurred;

(ii)

the purported removal of Product Carriers as the Managing Member of the Joint Venture and designating one of the Joint Venture Investors as the Managing Member of the Joint Venture was unauthorized and invalid and that Product Carriers remains the Managing Member of the Joint Venture;

(iii)	no Manager Termination Event has occurred; and

(iv)

the purported termination of Product Manager’s right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture other than the vessel Golden State was unauthorized and invalid and that Product Manager retains the right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture.

          The Partnership’s lawsuit also sought a declaration that any commencement by the lenders to the Joint Venture (together with the Joint Venture Investors the “Defendants”) of foreclosure proceedings on the Golden State and the membership interests in the Joint Venture’s subsidiary that owns the vessel was unauthorized and invalid.

          Pending a final determination of the lawsuit, the Partnership filed a motion for a preliminary injunction seeking to enjoin Defendants from, among other things:

(i)	foreclosing upon the vessel Golden State or the membership interests in the Joint Venture’s subsidiary that owns the vessel;

(ii)	interfering with Product Carriers’ functioning as the Managing Member of the Joint Venture; and

(iii)	interfering with Product Manager’s supervision of the operation of the vessel Golden State or the construction or operation of the other four vessels currently being constructed for the Joint Venture.

          The Partnership’s motion was scheduled to be heard on April 30, 2009. Pending such hearing, the court, with Defendants’ consent, entered a temporary restraining order which restrained Defendants from:

(i)

foreclosing upon the vessel Golden State or the membership interests in the Joint Venture’s subsidiary that owns the vessel except upon five business days prior notice, which notice could not be given before May 1, 2009; or

(ii)

replacing Product Manager as vessel manager of the vessel Golden State and the other four vessels currently being constructed for the Joint Venture prior to May 7, 2009, with notice of replacement, if any, to be given at least five business days prior to such replacement.

          The Defendants counterclaimed for declaratory and injunctive relief and damages, and cross-moved for a preliminary injunction to be heard at the same time as our motion.

          On April 29, 2009, in connection with the Bankruptcy Filing, we removed the New York Action to the District Court for the Southern District of New York and the litigation was subsequently transferred to the Bankruptcy Court. Also on April 29, 2009, we filed a complaint in the Bankruptcy Court and an Order to Show Cause and Temporary Restraining Order, bringing on a Motion Pursuant to Sections 362(a) and 105(a) of the Bankruptcy Code for an order (i) issuing a temporary restraining order and scheduling a preliminary injunction hearing and (ii) enforcing the automatic stay or, in the alternative, granting a preliminary injunction (the “Motion to Enforce”). We asked the Bankruptcy Court for a temporary restraining order to enjoin the Defendants from taking the actions that were the subject of the New York Action until the Bankruptcy Court could determine if such actions violated the automatic stay or, alternatively, whether a preliminary injunction should be issued against the Defendants. Pending a hearing on the Motion to Enforce we and the Defendants agreed on the terms of the temporary restraining order temporarily prohibiting Defendants from foreclosing on the assets of the Joint Venture or replacing us as manager of the Joint Venture’s vessels. We and the Defendants have reached an agreement in principle to settle the litigation, subject to completion of definitive documentation and approval by the Bankruptcy Court, that will result in our ceasing to be managing member of the Joint Venture and manager of the Joint Venture’s vessels.

          See “Item 1. Business—New Product Tankers” for information regarding the Joint Venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Notice and Sell-Down Procedures for Trading in Equity Securities

          On May 22, 2009, the Bankruptcy Court entered an order (the “Trading Order”) granting the Partnership’s motion to (a) require beneficial owners of substantial amounts of the Partnership’s common and subordinated units and general partner interests to provide notice of their holdings and restrict, in specified circumstances and subject to specified terms and conditions, acquisitions or dispositions of the Partnership’s common and subordinated units and general partner interests by Substantial Shareholders (as defined below) (the “Equity Notice and Transfer Requirements”) and (b) restrict, in specified circumstances and subject to specified terms and conditions, substantial holders of claims against us from acquiring or disposing of such claims. The purpose of the Trading Order is to permit us to preserve the availability of the benefit of our accrued net operating losses and other tax attributes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

          Under the Equity Notice and Transfer Requirements, all “Substantial Shareholders” must provide the Partnership, the Bankruptcy Court and other specified persons advance notice of their intent to buy or sell the Partnership’s common or subordinated units or general partner interest (including options to acquire such securities, as further specified in the Trading Order) prior to effectuating any such purchase or sale. A “Substantial Shareholder” under the Trading Order is a person or entity that beneficially owns or, as a result of a transaction, would beneficially own, at least 4.75% of our outstanding common or subordinated units or general partner interest (including options to acquire any such securities, as further specified in the Trading Order). The Equity Notice and Transfer Requirements were requested by us to identify and, where necessary, restrict potential trades of our common and subordinated units and general partner interest that could negatively impact our ability to preserve maximum availability of our accrued net operating losses and other tax attributes under Section 382 of the Code. Pursuant to the Transfer Order, the Partnership has 15 business days after notification of a transfer by a Substantial Shareholder to file any objections with the Bankruptcy Court and serve notice on such Substantial Shareholder. If we file any objections, the transfer would not become effective unless approved by a final and non-appealable order of the Bankruptcy Court. In addition, a person or entity that is or becomes a Substantial Shareholder must file with the Bankruptcy Court, and provide us and our counsel with, notification of such status on or before the later of (a) five days after the effective date of the notice of entry of the Trading Order or (b) five days after becoming a Substantial Shareholder.

Market Price of Common Units, Distributions and Related Unitholder Matters

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet, our existing and outstanding common units, subordinated units and general partnership interests will be cancelled without the payment of any amount to the holders thereof. Accordingly, our outstanding common units have no value.

          Prior to October 29, 2004, our equity securities were not publicly traded. Beginning on October 29, 2004, our common units were listed on the New York Stock Exchange (NYSE) under the symbol “USS” until November 5, 2008 when our stock was suspended from trading on the NYSE because the Partnership had fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, which is the minimum threshold for listing. Effective November 6, 2008, the Partnership’s common units are trading on the OTC Pink Sheets under the symbol “USSPZ”.

          As of March 31, 2009, there were 11,353,808 outstanding publicly-traded common units. As of March 31, 2009, there were 55 holders of record of our common units, representing approximately 10,000 beneficial owners.

          The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported on the NYSE for the period from January 1, 2007 through November 5, 2008, and the high and low bid price per common unit as reported on the OTC Pink Sheets for the period from November 6, 2008 through December 31, 2008, and the amount of cash distributions declared per common unit:

	Price Range		Cash Distributions (1)

	High	Low	Common Unitholders	Subordinated or General Partner Units

2008

Fourth Quarter Ended December 31, 2008	$1.47	$.05	$0	$0
Third Quarter Ended September 30, 2008	$4.28	$1.37	$0	$0
Second Quarter Ended June 30, 2008	$13.14	$1.73	$0.45	$0
First Quarter Ended March 31, 2008	$15.25	$9.41	$0.45	$0

2007

Fourth Quarter Ended December 31, 2007	$20.08	$8.00	$0.45	$0
Third Quarter Ended September 30, 2007	$22.45	$16.25	$0.45	$0.45
Second Quarter Ended June 30, 2007	$21.99	$17.76	$0.45	$0.45
First Quarter Ended March 31, 2007	$21.00	$18.15	$0.45	$0.45

          (1)  Distributions declared and made in a quarter are in respect of operations for the prior quarter.

          Distributions are declared and paid in a quarter based upon the prior quarter’s operating results. The aggregate amount of distributions declared in respect of the years ended December 31, 2008 and 2007 on common units, class B units (prior to their conversion to common units), the general partner interests, and subordinated units totaled $10.2 million and $30.2 million, respectively.

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

          Prior to January 1, 2009, we were taxed as a partnership, rather than a corporation, because we were a publicly traded partnership that generated 90% or more of our gross income for every taxable year from “qualifying income.” However, due to the change in the mix of our products and the resultant decline in “qualifying income”, we determined that it was unlikely that we would be able to meet this requirement beginning in 2009 and therefore effective January 1, 2009, the Partnership elected to be taxed as a corporation.

          Under the terms of our Partnership Agreement, we are required to distribute to unitholders within 45 days after the end of each fiscal quarter all available cash to our unitholders. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

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

          In light of the liquidity pressures the Partnership started to face in late 2007, the Partnership ceased paying a distribution on its subordinated units and general partner units beginning with the fourth quarter of 2007 and ceased paying a distribution on its common units beginning with the second quarter of 2008. Under the terms of our senior credit facility the Partnership is no longer permitted to make distributions to any of its unitholders until all outstanding borrowings under the senior credit facility are repaid.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders	—	—	919,737
Equity compensation plans not approved by security holders	—	—	—

Total as of December 31, 2008	—	—	919,737

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

          The following performance graph compares the performance of our common units with the performance of the Dow Jones Industrial Average and the Alerian MLP Index during the period from our initial public offering on October 29, 2004 through December 31, 2008. The Alerian MLP Index is a composite of fifty energy master limited partnerships calculated by Standard & Poor’s using a float-adjusted market capitalization methodology. The graph plots the changes in value of an initial $100 investment in our common units over the indicated time period, assuming all dividends are reinvested.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial data and operating data of U.S. Shipping Partners L.P. and its predecessors. On November 3, 2004, United States Shipping Master LLC (“Shipping Master”), which currently indirectly owns the 2% general partner interest and directly owns an approximately 38% limited partner interest in us and owns and controls our general partner, contributed substantially all its assets and liabilities constituting its business to us in connection with our initial public offering of common units. Therefore, our historical financial and operating data presented below are for Shipping Master for the period from January 1, 2004 through November 3, 2004. The following table should be read in conjunction with the consolidated financial statements, including notes thereto, in Item 8 of this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

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

          The following table summarizes our results of operations for the periods presented (in thousands, except per unit and operating data):

	U.S. Shipping Partners L.P.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Voyage revenue	$196,440	$176,729	$150,133	$131,534	$122,355
Vessel operating expenses	65,611	65,656	59,493	47,986	47,119
Voyage expenses	69,906	35,824	27,506	24,203	20,415
General and administrative expenses	21,762	15,533	13,539	10,826	10,321
Depreciation and amortization	38,148	37,795	31,305	25,704	23,945
Loss on sale of vessels	1,650	—	—	—	—
Impairment charges	80,870	—	—	—	—
Other expense (income)	1,449	(3,486)	—	—	—

Operating (loss) income	(82,956)	25,407	18,290	22,815	20,555
Interest expense	45,191	30,881	16,634	6,407	9,960
Interest income	(2,063)	(9,631)	(5,413)	(1,031)	(369)
Loss on debt extinguishment	—	—	2,451	—	6,397
Loss (gain) on derivative financial instruments	7,231	(199)	(1,913)	—	—

(Loss) income before income taxes and minority interest	(133,315)	4,356	6,531	17,439	4,567
(Benefit) provision for income taxes	(851)	(94)	1,077	(640)	3,119

(Loss) income before minority interest	(132,464)	4,450	5,454	18,079	1,448
Noncontrolling interest in Joint Venture loss (gain)	787	(366)	(421)	—	—

Net (loss) income	$(133,251)	$4,816	$5,875	$18,079	$1,448

Net (loss) income per unit -basic and diluted	$(7.16)	$0.26	$0.37	$1.28	$0.18

Balance Sheet Data
Vessels and equipment, net	$704,195	$489,464	$349,897	$245,062	$201,923
Total assets	$760,435	$683,028	$605,424	$276,222	$248,606
Total debt	$610,295	$460,027	$371,042	$128,037	$99,625
Partners’ capital/members’ equity	$(12,308)	$131,033	$167,077	$119,868	$122,786

Cash Flow Data
Net cash provided by (used in):
Operating activities	$13,148	$28,039	$18,203	$30,609	$27,184
Investing activities	$(217,888)	$(80,567)	$(307,840)	$(56,052)	$(34,541)
Financing activities	$203,735	$71,446	$282,323	$5,185	$29,050

Other Financial Data
EBITDA (1)	$(52,826)	$63,767	$49,478	$48,519	$38,103
Adjusted EBITDA (1)	$29,694	$63,767	$49,478	$48,519	$38,103

Capital expenditures (2)
Maintenance	$9,673	$11,155	$30,396	$45,133	$—
Expansion	330,841	174,775	105,427	23,710	40,930

Total Capital Expenditures	$340,514	$185,930	$135,823	$68,843	$40,930

Distributions declared per common unit in respect of the period (3)	$0.45	$1.80	$1.80	$1.80	$0.2885

Operating Data (4)
Number of vessels	11	11	10	9	8
Total barrel carrying capacity (in thousands at period end)	2,847	3,252	3,112	2,974	2,735
Total vessel days (5)	4,130	3,834	3,490	2,999	2,810
Days worked (6)	3,756	3,585	3,233	2,852	2,776
Drydocking days (7)	135	146	219	132	—
Net utilization (8)	91%	94%	93%	95%	99%
Average Daily Time Charter
Equivalent Rate (9) (10)	$34,687	$39,504	$37,928	$37,631	$35,500

(1)	See “—Non-GAAP Financial Measure” below.

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

(3)

For 2004, represents distributions made in respect of the period from November 3, 2004, the date we closed our initial public offering, through December 31, 2004. In 2008 we only made a distribution in respect of the first quarter.

(4)

For 2005, operating data excludes the Sea Venture, as the vessel was acquired on November 28, 2005 but was not placed in operation until June 2006 due to drydocking requirements. In 2008, operating data reflects the addition of one ATB that commenced service in August and a second ATB that commenced service in November, while one ITB was sold in November and a second ITB was sold in December.

(5)	“Total vessel days” are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

(6)

“Days worked” are equal to total vessel days less drydocking days and days off-hire. Does not include 61 days of unscheduled off-hire for the full year 2007 that were required to repair damages the ITB Baltimore sustained during Hurricane Dean while in the shipyard after completing its regularly scheduled drydocking.

(7)

“Drydocking days” are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITB and ATB units be drydocked for major repair twice every five years (once every five years with a waiver from the U.S. Coast Guard and a mid-period underwater survey in lieu of drydocking), and our parcel tankers and the Houston be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

(10)

Since November 6, 2003 for the Chemical Pioneer. From May 6, 2003, the date we acquired the vessel, until July 5, 2003, the Chemical Pioneer was bareboat chartered to a third party and from July 6, 2003 to November 5, 2003 the Chemical Pioneer was in drydock. The 2003 operating data excludes the bareboat charter revenue. Since April 28, 2004, the date of acquisition for the Charleston. Since October 13, 2005 for the Houston, the date it was placed in service. Since June 9, 2006 for the Sea Venture, the date it was placed in service. From November 28, 2005, the date we acquired the vessel, until June 9, 2006, the Sea Venture was in drydock. Since July 1, 2007 for the ATB Freeport, the date it was placed in service. Since August 2008 for the ATB Galveston, the date it was placed in service. Since November 2008 for the ATB Brownsville, the date it was placed in service. The ITB Jacksonville and the ITB Groton were sold in the fourth quarter of 2008. The 2008 and 2007 calculations of average time charter equivalent rate do not include approximately one hundred twenty six days worked by the ITB Philadelphia and the ITB Mobile and eighteen days worked by the ITB Philadelphia, respectively, for which no net voyage revenue was recorded in 2008 and 2007, respectively, related to incomplete grain voyages.

Non-GAAP Financial Measure

          EBITDA and adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors and our banks, to assess:

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

          EBITDA and adjusted EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA have limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	EBITDA and adjusted EBITDA do not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and adjusted EBITDA do not reflect the significant interest expense, or the cash requirement necessary to service interest or principal payments, on our debts;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

          The following table sets forth a reconciliation of EBITDA and adjusted EBITDA to net income and net cash provided by operating activities:

	U.S. Shipping Partners L.P.

	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004

Reconciliation of “EBITDA” to “Net income”:

Net (loss) income	$(133,251)	$4,816	$5,875	$18,079	$1,448
Depreciation and amortization	38,148	37,795	31,305	25,704	23,945
Interest expense	45,191	30,881	16,634	6,407	9,960
(Benefit) provision for income taxes	(851)	(94)	1,077	(640)	3,119
Interest income	(2,063)	(9,631)	(5,413)	(1,031)	(369)

EBITDA	$(52,826)	$63,767	$49,478	$48,519	$38,103

Loss on sale of vessels	1,650	—	—	—	—
Impairment charges	80,870	—	—	—	—

Adjusted EBITDA	$29,694	$63,767	$49,478	$48,519	$38,103

Reconciliation of “EBITDA” to “Net cash provided by operating activities”:
Net cash provided by operating activities	$13,148	$28,039	$18,203	$30,609	$27,184
Payment of drydocking expenditures	9,696	14,122	31,082	8,930	—
Interest expense, excluding deferred financing cost amortization	45,191	29,159	15,464	5,477	9,160
(Decrease) increase in working capital	(113,763)	(7,761)	(15,068)	2,646	8,139
Loss on debt extinguishment	—	—	(2,451)	—	(6,397)
(Loss) gain on derivative financial instruments	(7,231)	199	1,913	—	—
Income taxes paid	133	9	335	857	17

EBITDA	$(52,826)	$63,767	$49,478	$48,519	$38,103

Loss on sale of vessels	$1,650	$—	$—	$—	$—
Impairment charges	80,870	—	—	—	—

Adjusted EBITDA	$29,694	$63,767	$49,478	$48,519	$38,103

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

Overview

          Proceedings Under Chapter 11 of the Bankruptcy Code

          On April 29, 2009 (the “Commencement Date”), U.S. Shipping Partners L.P., together with all of its wholly-owned subsidiaries, US Shipping General Partner LLC, its general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The chapter 11 cases are being jointly administered under the caption In re U.S. Shipping Partners L.P. et al., Case No. 09-12711 (RDD) (the “Bankruptcy Cases”). We will continue to manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

          The bankruptcy filing was made with a “pre-arranged” restructuring plan with the support of a substantial majority of our secured lenders and noteholders. Effective April 29, 2009, we entered into a Plan Support Agreement with the holders of (i) in excess of two-thirds of the amounts (including without limitation in respect of the termination obligations under our interest rate swaps) due under our Third Amended and Restated Credit Agreement, dated as of August 7, 2006, as amended, by and among U.S. Shipping Partners, certain of our subsidiaries, Canadian Imperial Bank of Commerce, as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement” and the lenders thereunder the “Senior Secured Lenders”) and (ii) approximately 70% of the amounts due in respect of our 13% Senior Secured Notes due 2014 (the “Second Lien Notes”).

          The parties to the Plan Support Agreement have agreed to support a plan of reorganization for the Partnership (the “Plan”) on the terms and conditions set forth in the Plan Term Sheet attached as Exhibit A to the Plan Support Agreement. They have also agreed not to support, directly or indirectly, any other plan, in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan substantially in accordance with the terms of the Plan Support Agreement. The Plan Support Agreement may be terminated under certain circumstances, including in the event that the Plan and related disclosure statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Plan Support Agreement, the chapter 11 cases are converted to cases under chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet.

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet:

•

The Senior Secured Lenders will receive (i) new term loan notes in an aggregate principal amount equal to approximately $332.6 million plus an amount equal to the termination obligation under our interest rate swaps and (ii) fifty percent (50%) of the common stock of a reorganized U.S. Shipping Partners, which will be converted to a corporation (“Reorganized USSP”), before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The new term loan notes will:

•	bear interest at a rate equal to, at our option, (i) LIBOR plus 5%, subject to a 2% LIBOR floor or (ii) alternate base rate plus 4%;

•	mature on August 7, 2013;

•	amortize at the rate of 1% per year beginning in the first full year following our emergence from bankruptcy;

•

be mandatorily prepaid to the extent of excess cash flow (as defined in the Plan Term Sheet) once we have achieved a $30 million cash balance in the first year following our emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

•	be secured by substantially all our assets; and

•	be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) and a debt to EBITDA coverage ratio, each to be determined.

•

The holders of the Second Lien Notes will receive fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The Second Lien Notes will be cancelled.

•

In no event will persons who are not U.S. Citizens for U.S. coastwise trade law purposes be issued common stock of Reorganized USSP representing in aggregate more than 23% of the common stock to be outstanding on the date we emerge from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 10% of the outstanding common stock of Reorganized USSP. Five percent (5%) of such equity will be issued to management at the time we emerge from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of our emergence from bankruptcy. The remaining five percent (5%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

•

The warrants to be issued to the persons who are not U.S. Citizens for U.S. coastwise trade law purposes will have an exercise price of $0.001 per share, will expire December 31, 2029 and may only be exercised by persons who are U.S. Citizens for U.S. coastwise trade law purposes.

•	Our existing and outstanding common units, subordinated units and general partnership interests will be cancelled without the payment of any amount to the holders thereof.

•

Customary releases will be provided to us, our current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

          The implementation of the Plan is dependent upon a number of factors, including final documentation, the approval of a disclosure statement by the Bankruptcy Court, confirmation of the Plan by the Bankruptcy Court and, thereafter, consummation of the Plan in accordance with the provisions of the Bankruptcy Code and the Plan.

          At hearings held on April 30, 2009, the Bankruptcy Court granted the Partnership’s first day motions for various relief designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others and entered orders granting authority to the Partnership to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. In addition, the Bankruptcy Court granted an interim order allowing the Partnership to use the cash collateral of its creditors to fund specified operations and pay specified expenses of the Bankruptcy Cases.

          Shortly after the Bankruptcy Filing, the Partnership began notifying all known or potential creditors of the Partnership’s Bankruptcy Filing. Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing then automatically enjoins and/or stays the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Commencement Date. Thus, for example, creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on or otherwise exercise rights or remedies with respect to a pre-Commencement Date claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay to allow the continuation of such action.

          In order to successfully exit Chapter 11 bankruptcy, the Partnership must propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve our pre-Commencement Date obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Partnership has the exclusive right for 120 days after the Commencement Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Commencement Date. If the Partnership’s exclusivity period lapses, any party in interest may file a plan of reorganization for us. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. Our Chapter 11 plan of reorganization will have been accepted by holders of claims against and equity interests in us if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called “cramdown” provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class – i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock. Pursuant to the Plan Support Agreement, Senior Secured Lenders holding in excess of two-thirds of the claims under the senior credit facility and holders of in excess of two-thirds of the amounts due in respect of the Second Lien Notes have agreed to vote in favor of the Plan as set forth in the Plan Term Sheet attached to the Plan Support Agreement. Although we expect to file the Plan in the near future, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated.

          Under section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves us of our future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against us for damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Partnership expects that liabilities subject to compromise and resolution in the Bankruptcy Cases will arise in the future as a result of damage claims created by our rejection of various executory contracts and unexpired leases. Conversely, the Partnership would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Partnership is unable to project the magnitude of such claims with any degree of certainty.

          The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring our creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Partnership’s financial statements and the amount claimed by our creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

          The Partnership has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Partnership’s results of operations.

          As of the Commencement Date, we had approximately $15.5 million in unrestricted cash and cash equivalents. The ability of the Partnership to continue as a going concern is dependent upon, among other things, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate the Plan or another plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying audited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern. Consistent with generally accepted accounting principles preparing the accompanying audited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

          As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated financial statements. Our historical consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

          The potential adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract, retain and compensate key executives and employees and to retain employees generally; limiting our ability to obtain trade credit; and impairing present and future relationships with vendors and service providers.

          Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before our unitholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to our creditors and unitholders will not be determined until confirmation and consummation of a plan of reorganization. Under the Plan set forth in the Plan Term Sheet, our outstanding units will be cancelled with no payment in respect thereof, unsecured creditors will share $100,000, holders of our Second Lien Notes will receive 50% of the common stock of Reorganized USSP, before giving effect to management equity plan, and our Senior Secured Lenders will receive new secured notes and 50% of the common stock of Reorganized USSP, before giving effect to management equity plan. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities. The Plan provides that our unitholders will receive no distributions.

          American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. The Partnership adopted SOP 90-7 effective in May 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

          Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. During 2008, we at various times employed some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of the ITB fleet.

          Our existing fleet as of December 31, 2008 consists of eleven vessels: four integrated tug barge units (“ITBs”), one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and three articulated tug barge units (“ATBs”), one of which entered service in July 2007, the second in August 2008 and the third in November 2008. We currently have one additional ATB under construction, which is scheduled to be delivered in August 2009.

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

          Significant Challenges of Our Changing Business Model

          During 2008, our business model changed significantly. Upon our formation, we owned six ITBs that transported petroleum products under long-term charters with major petroleum companies. Our level of revenues and the types of product that we transported were predictable, particularly prior to the expiration of the Hess support agreement in September 2007, which provided us with specified minimum charter rates for our ITBs regardless of the actual rates we achieved. Through 2008, our ITB fleet was our largest source of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). However, the desire of customers for new vessels and the newbuilding programs, which have resulted in the supply of Jones Act vessels able to transport petroleum products not decreasing as we had expected, together with decreased demand for waterborne transportation of petroleum products due to current economic conditions and the age of our vessels, resulted in a significant decrease in demand for our ITBs to transport petroleum products during 2008, and we anticipate that there will no longer be any demand for our ITBs for the transportation of petroleum products. While we were able to employ some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of our ITB fleet in 2008, this market is also becoming more competitive as more vessels previously employed in the transportation of petroleum products enter this market and bulk grain carriers, which are given preference in this market but until recently had employed most of their vessels overseas, have returned to this market as overseas demand has decreased. Three of our four remaining ITBs are currently laid up due to lack of demand. Due to the increasing importance of our specialty chemical transportation business and our desire to keep our vessels operating, a substantial portion of our revenues is now derived from the transportation of products that are not petroleum based.

          During the third quarter of 2008, we determined that the carrying amounts of our ITBs exceeded their fair values and recorded an impairment charge of $72.3 million. Factors indicating the impairment of the ITBs included the deterioration in the spot petroleum market; the likelihood that there will be no further demand for the ITBs in the spot petroleum market due to the available capacity of double-hulled vessels, which are the preferred vessels of the major oil companies; the entry of the ITB New York into the spot market when its time charter expired on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of, the ITB Groton and the ITB Jacksonville. At December 31, 2008, we reviewed the overall business climate, age and projected utilization of our remaining fleet and based on this review, we recorded an additional impairment charge of $2.6 million on the Sea Venture, a chemical parcel tanker that is scheduled for a drydocking in June 2009. As a result of changes in demand for our vessels and deteriorating market conditions, we sold two ITBs in the fourth quarter of 2008, and will likely dispose of the Sea Venture and at least one additional ITB during 2009.

          Since our ITBs were under time charters in prior years, we did not require substantial operations to manage the day-to-day logistical and chartering aspects of the business. Subsequent to the acquisition of the ITBs, we began to acquire vessels that transported non petroleum products, including the Chemical Pioneer, the Charleston, the Sea Venture, the ATB Freeport in July 2007, and the ATB Brownsville in November of 2008. These parcel tankers and the ATBs differ from our ITBs in that they carry smaller lots and are designed to carry multiple products simultaneously. We have contracts of affreightment from chemical customers with specified minimum volumes and a general requirement that these customers ship on our parcel tankers any additional volumes of these products shipped to the ports specified in the contracts that historically accounted for the capacity of these vessels. These contracts of affreightment allow us the flexibility to employ our vessels as we see fit and, accordingly, we manage the logistical requirements of these vessels collectively. Additionally, our ITBs are expected to operate solely in the spot market, and will principally carry non petroleum products, as most petroleum customers prefer to contract new double-hulled vessels under long-term charters. This combination of our ITBs in the spot market, the logistical aspects of managing our chemical contracts and grain voyages, and the significant decline in demand for commodity chemical products, which has resulted in our customers in general only shipping the specified minimum volumes, and in some cases, less than the specified minimum volumes, has placed an additional operating burden on us. Our ability to effectively manage our changing operations is critical to our future success.

          With the addition of two ATBs in 2008 and all of our remaining four ITBs now participating in the spot market, we expect our working capital requirements to increase. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to us by the customer. Payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where we are paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. Certain of our vendors have been unwilling to extend trade credit to us, instead requiring payment up front due to our limited liquidity.

          During 2008, we were able to employ ITBs that might otherwise have been idle in the overseas transportation of grain for humanitarian organizations. These voyages have different characteristics than our transportation of refined petroleum products, including longer voyages, voyages overseas and different revenue and expense recognition policies. These different characteristics, together with the fact that through September 13, 2007 the Hess support agreement provided us with the specified minimum charter rates for our ITBs, the sale of the ITB Jacksonville and the ITB Groton in the fourth quarter of 2008, the addition of two ATBs in the second half of 2008 and the deteriorating economy make a comparison of our present results with our prior results less meaningful. In addition, we do not have any long-term contracts to transport grain and there can be no assurance that we will be able to continue to obtain these grain voyages, which have been difficult to obtain to date in 2009.

          Prior to January 1, 2009, we were taxed as a partnership, rather than a corporation, because we were a publicly traded partnership that generated 90% or more of our gross income for every taxable year from “qualifying income.” Qualifying income includes revenues derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. However, due to the change in the mix of our products and the resultant decline in “qualifying income”, we determined that it was unlikely that we would be able to meet this requirement beginning in 2009 and, therefore, effective January 1, 2009, the Partnership elected to be taxed as a corporation.

          Liquidity

          We are dependent on our cash flow from operations to meet our operating, debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

•	the level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices we obtain for our services;

•	the level of demand for our vessels;

•	the level of our operating costs, including payments to our general partner;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures we are required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in our debt instruments and our debt service requirements;

•	fluctuations in our working capital needs; and

•	the refusal of certain of our vendors to extend trade credit to us.

          Prior to December 31, 2008, our cash flow from operations was also affected by our ability to make working capital borrowings and the increase in the interest rate on our borrowings under our senior credit facility and additional fees and expenses resulting from the October 2008 amendment to our senior credit facility.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions we are facing. During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008, market conditions in the spot market, where all four of our remaining ITBs currently operate, deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were at record levels during the second and third quarters of 2008 and are still higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”).

          Due to these market shifts, as well as the age of our ITBs, our ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. Beginning in the second quarter of 2008, our ITBs participating in the spot market in 2008 were principally employed in the transportation of grain for various US humanitarian organizations. Three of our four ITBs are currently laid up due to lack of demand for their services. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. Beginning again in the fourth quarter of 2008 and continuing into 2009, we have experienced a more significant decrease in demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels due to declining worldwide economic activity. The Sea Venture is currently laid up due to lack of demand for its services. As a result of changes in demand for our vessels and deteriorating market conditions, we sold two ITBs in the fourth quarter of 2008, and will likely dispose of the Sea Venture and at least one additional ITB during 2009.

          Additionally, participation in the spot petroleum and grain markets requires the Partnership to carry higher amounts of working capital, as under spot charters fuel costs are the Partnership’s responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to us by the customer. Additionally, payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where the Partnership is paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. With the addition of two ATBs in 2008 and all of our ITBs now participating in the spot market effective in January 2009, the Partnership expects its working capital requirements to increase.

          As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions. We have no debtor-in-possession revolving credit facility while we are in bankruptcy proceedings, and we do not expect to have a revolving credit facility when we emerge from bankruptcy, to finance this increase in working capital requirements and, therefore, must finance our working capital requirements solely from cash flow from operations. In order to assure that we have sufficient cash to operate our business, we agreed with our lenders to not make the December 31, 2008 and March 31, 2009 principal and interest payments due under our senior credit facility and also to not make the February 15, 2009 interest payment due on our Second Lien Notes to the holders of approximately 91% of the outstanding notes who waived such interest payment and filed for bankruptcy protection in order to restructure our debt. Not making these payments provided us with approximately $21.0 million of cash to finance our operations and working capital needs. Our inability to finance our operations and working capital needs will have a material adverse effect on our business.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of our units in respect of the second, third and fourth quarters of 2008 and the first quarter of 2009. The October 2008 amendment to our senior credit facility prohibits us from paying any distributions on any of our units until the borrowings under our senior credit facility are repaid in full. Furthermore, our ability to make distributions under our Second Lien Notes indenture is limited because we are below the specified fixed charge covenant of 1.75:1.

          Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a detailed discussion of our liquidity requirements and the events that could impact our liquidity.

          Industry Capacity and Utilization

          With the announced newbuilding programs by us and our competitors, we expect that these new vessels will become fully utilized on delivery and replace substantially all the capacity taken out of the market due to OPA 90. The level of newbuilds, combined with the decline in demand for marine transportation due to the decrease in economic activity, has resulted in an over-supply of vessel capacity in the near term. As a result, we believe the domestic supply of tank vessels may increase in the near term. Any additional newbuildings or retrofittings of existing tank vessels will result in additional capacity that the market will not be able to absorb at the anticipated demand levels. Further, several of the major oil companies have imposed a limit on the age of the vessels that they will utilize, and our ITBs have reached these age limits. Accordingly, we expect that there will no longer be any demand for our ITBs for the transportation of petroleum products.

          Future Growth

          In 2006, we entered into contracts to construct four additional ATB units, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity. However, in June 2008 we exercised our option to cancel the fourth ATB. The first of these ATB units, the ATB Galveston, was completed at a total cost of $66.6 million (excluding capitalized interest of $6.8 million) and entered service in August 2008. The cost increase over the originally budgeted amount of $65.0 million was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed at a total cost of $67.9 million (excluding capitalized interest of $6.4 million) and entered service in late November 2008. The cost increase over the originally budgeted amount of $65.5 million was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in August 2009 at a cost of approximately $71.3 million (excluding capitalized interest which totaled $5.1 million at December 31, 2008). The cost increase over the originally budgeted amount of $66.0 million is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. At December 31, 2008, the Partnership had restricted cash and funds in escrow totaling approximately $8.0 million of which $5.7 million was used to pay costs incurred in 2009 to complete the ATB Brownsville and this final ATB and $2.3 million was used to pay costs incurred prior to December 31, 2008 to construct these vessels. The Partnership expects that it will need to fund approximately $8.3 million of construction costs to complete the final ATB from its operating cash flows. For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below.

          In March 2006, we, through our subsidiary USS Product Carriers LLC (“Product Carriers”), entered into a contract with NASSCO for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. In August 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers with third party investors led by affiliates of The Blackstone Group (the “Joint Venture Investors”). The first tanker, the Golden State, was completed at a total cost of $122.2 million (excluding capitalized interest of $11.3 million), and entered service in January 2009 on time charter with a major oil company through mid-January 2016. We and the Joint Venture Investors and the lenders to the Joint Venture have reached an agreement in principle to settle the litigation surrounding the actions taken by the Joint Venture Investors and lenders, subject to completion of definitive documentation and Bankruptcy Court approval, that will result in our ceasing to be the managing member of the Joint Venture and manager of the Joint Venture’s vessels. As a result, our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet has been adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

          Because the Joint Venture did not exercise its option to have the Joint Venture finance the remaining four tankers and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, we believe there is uncertainty that we will realize any substantial return on or of our $70 million equity investment in the Joint Venture.

          For a discussion of our obligations under our construction contracts, please see the section titled, “Contractual Commitments and Contingencies” below. For a discussion of the dispute between us and the Joint Venture Investors and lenders to the Joint Venture, please see “Item 3. Legal Proceedings.”

          Impairment in Value of the Fleet

          We review the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. During the quarter ended September 30, 2008, the Partnership began activities to sell the ITB Groton and ITB Jacksonville to a third party for an estimated sales price per vessel of $5.4 million, net of commissions but before taking into consideration the estimated costs of disposition, and, as a result, recorded an impairment loss totaling $20.4 million. In the fourth quarter of 2008, we recognized a loss on the sale of these vessels of $1.6 million due to a decrease in the sales price of the ITB Groton.

          Furthermore, in the third quarter of 2008, we determined that the carrying amounts of the other ITBs also exceeded their fair values and wrote down the carrying value of the remaining four ITBs by $51.9 million. Factors indicating the impairment of the other ITBs included the fact that the spot petroleum market has further deteriorated; the likelihood that there will be no further demand for the ITBs in the spot petroleum market, should that market recover, due to the available capacity of double-hulled vessels which are preferred vessels by the major oil companies; the entry of the ITB New York into the spot market when its current time charter expired on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of the ITB Groton and the ITB Jacksonville.

          In the fourth quarter of 2008, we also reviewed the net book value of the remaining vessels for potential impairment given deteriorating market conditions. We determined that the future usage of the Sea Venture was uncertain given the change in the business climate and the significant cost of a required drydocking for this vessel in June 2009, and therefore we wrote down the carrying value of the Sea Venture to its estimated scrapping proceeds of $0.6 million, resulting in an impairment loss of $2.6 million recorded in December 2008. No further impairment charges were deemed necessary and recorded for our other vessels.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction and assessed the fair value of the construction in progress of this ATB unit at zero, which resulted in a non-cash impairment charge of $5.7 million, which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment and $0.5 million of capitalized interest cost. During the year ended December 31, 2008, the Partnership accrued additional expenses related to owner furnished equipment in the amount of $0.3 million. We have no further financial obligations with regard to either the tug or the barge.

          Revenue Generating Transactions

          We generate revenue by charging customers for the transportation and distribution of their products utilizing our vessels. These services are generally provided under the following four basic types of contractual relationships:

•	time charters which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate;

•	contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, generally for one or more years, at a negotiated rate per ton;

•	consecutive voyage charters, which are charters for a specified period of time at a negotiated rate per ton; and

•	spot charters which are charters for shorter intervals, usually a single round-trip, that are made on either a current market rate or lump sum contractual basis.

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

          The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Consecutive Voyage Charter	Spot Charter

Typical contract length	One year or more	One year or more	Multiple voyages	Single voyage
Rate basis	Daily	Per ton	Per ton	Per ton/lump sum
Voyage expenses	Customer pays	We pay (1)	We pay (1)	We pay
Vessel operating expenses	We pay	We pay	We pay	We pay
Idle time	Customer pays as long as	Customer does not	Customer pays if	Customer pays if
	vessel is available for	pay	cargo not ready	cargo not ready
operations

(1)	Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby a portion of fuel cost increases are passed on to our customers.

          For the years ended December 31, 2008, 2007 and 2006 we derived approximately 53%, 79% and 89%, respectively, of our revenue under time charters, consecutive voyage charters and contracts of affreightment, and approximately 47%, 21% and 11%, respectively, of our revenue from spot charters. Beginning in the second quarter of 2008, all but one of our ITBs was employed in the spot market, and beginning January 1, 2009 all of our ITBs are employed in the spot market. The percentage of our revenue derived from the spot market will vary from period to period depending on how many of our ITBs are actually employed and the rates we are able to obtain for them.

          The following table sets forth the markets in which our vessels were operating during each calendar quarter of 2008 and 2007:

Vessel	Quarter Ending March 31, 2008	Quarter Ending March 31, 2007	Quarter Ending June 30, 2008	Quarter Ending June 30, 2007	Quarter Ending September 30, 2008	Quarter Ending September 30, 2007	Quarter Ending December 31, 2008	Quarter Ending December 31, 2007

Baltimore (1)	TC	TC	TC/Spot	TC/Spot	Spot	DD	Spot	DD/TC
Groton (2)	TC	TC	Spot	TC	Spot	TC	Spot/Sold	TC
Jacksonville (3)	TC	Spot	Spot	Spot	Spot	Spot	Spot/Sold	Spot/TC
Mobile (4)	TC	TC	TC	TC	Spot	TC	Spot	TC
New York (5)	COA	Spot	COA/Spot	Spot	TC	COA/Spot	TC	COA
Philadelphia (6)	Spot	COA	Spot	COA	Spot	DD/COA	Spot	DD/Spot
Houston	TC	TC	TC	TC	TC	TC	TC/DD	TC
Sea Venture	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Freeport	COA/Spot	n/a	COA/Spot	n/a	COA/Spot	COA/Spot	COA/Spot	COA/Spot
Chemical Pioneer	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot/DD	COA/Spot
Charleston	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/Spot	COA/DD	COA/Spot
Galveston	n/a	n/a	n/a	n/a	TC	n/a	TC	n/a
Brownsville	n/a	n/a	n/a	n/a	n/a	n/a	Spot	n/a

TC= Time Charter COA = Contract of Affreightment/Consecutive Voyage DD=Dry Dock Sold = Sold Vessel

(1) ITB Baltimore entered spot market on 5/19/08 upon it’s first grain voyage.
(2) ITB Groton entered spot market on 4/28/08. Sold on 12/29/08
(3) ITB Jacksonville re-entered the spot market on 4/7/08 upon it’s first grain voyage. Sold on 11/25/08
(4) ITB Mobile’s current time charter was transferred to the ITB New York on 7/4/08.
(5) ITB New York began a time charter transferred from the ITB Mobile on 7/4/08.
(6) ITB Philadelphia entered spot market on 12/14/07 upon it’s first grain voyage.

Financing Arrangements

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

          On August 7, 2006, we issued $100.0 million aggregate principal amount of Second Lien Notes. Interest is payable on the Second Lien Notes on February 15 and August 15 of each year, beginning February 15, 2007. The Second Lien Notes were to mature on August 15, 2014. We were permitted to redeem all or part of the Second Lien Notes on or after February 15, 2011. Prior to such date, we were permitted to redeem all or a portion of the Second Lien Notes by paying a make-whole premium. In addition, prior to August 15, 2009, we were permitted to redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the Second Lien Notes redeemed. The Second Lien Notes are guaranteed by all of our existing domestic subsidiaries, other than U.S. Shipping Finance Corp., the co-issuer of the Second Lien Notes, USS Product Carriers LLC, which owns our investment in the Joint Venture, and the Joint Venture. The Second Lien Notes and guarantees are secured on a second priority basis by liens on our vessels and an escrow account the funds from which will be used to finance the construction of at least three new ATB units. In the event that our creditors exercise remedies with respect to our and our guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under our senior credit facility and other first priority obligations in full before any payments are made with respect to the Second Lien Notes.

          Concurrent with the sale of the Second Lien Notes, we issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77.5 million of gross proceeds. Initially, these class B units were subordinated to our common units, but senior to our existing subordinated units. However, on February 2, 2007, our unit holders approved the conversion of these 3,123,205 Class B units into the same number of common units.

          Concurrent with the sale of the Second Lien Notes and the consummation of the equity offering, we amended and restated our senior credit facility with Canadian Imperial Bank of Commerce, as administrative agent, to provide us with a:

•

$310.0 million senior secured term facility, of which $250.0 million was drawn at closing that was used to refinance existing indebtedness and/or to finance the acquisition or construction of additional vessels, and a $60.0 million delayed draw term loan, all of which has been drawn.

•

$40.0 million senior secured revolving working capital credit facility to be used for ongoing working capital needs, letters of credit, distributions and general partnership purposes, including future acquisitions and expansions, all of which was drawn at December 31, 2008 except for $4.9 million that Lehman Brothers Commercial Paper refused to fund because it has filed for protection under the U.S. bankruptcy laws.

          Our obligations under the senior credit facility are secured by a first priority security interest, subject to permitted liens, on all our assets (other than the assets of the Joint Venture and Product Carriers, which are not considered subsidiaries under the senior credit facility).

          Borrowings under our revolving credit facility were due and payable on the earlier of August 6, 2011 or the date the term facility was repaid. The term loan matured August 6, 2012, and was required to be amortized quarterly. We could prepay all loans under our senior credit facility at any time without premium or penalty (other than customary LIBOR breakage costs).

          From October 24, 2008 until we filed for bankruptcy, outstanding loans bore interest at a rate equal to, at our option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of the borrowing and for the period of borrowing selected by us (subject to a floor of 3.25%) plus a margin of 5.25% or (2) in the case of base rate loans, the higher of (a) the administrative agent’s prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus in each case a margin of 4.25%. The Partnership paid an additional 1.5% per annum in interest on outstanding borrowings through January 31, 2009, which additional interest was paid-in-kind (“PIK interest”), and effective February 1, 2009 the PIK interest increased to 4.5%.

          Through October 23, 2008, outstanding loans bore interest at a rate equal to, at our option, either: (1) in the case of Eurodollar loans, the sum of the LIBOR rate for loans in an amount substantially equal to the amount of the borrowing and for the period of borrowing selected by us plus a margin of 3.5% or (2) in the case of base rate loans, the higher of (a) the administrative agent’s prime or base rate or (b) one-half percent plus the latest overnight federal funds rate plus in each case a margin of 2.5%.

          Our senior credit facility prevented us from declaring dividends or distributions until all borrowings under the senior credit facility are paid in full. In addition, the senior credit facility contained covenants requiring us to adhere to certain financial covenants and limiting the ability of our operating company and its subsidiaries to, among other things:

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

          If an event of default existed under the credit agreement, the lenders were permitted to accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies, including foreclosing on substantially all our assets which we pledged as collateral to secure our obligations under the debt agreements. Each of the following was an event of default under our senior credit facility:

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

1)

any transaction that results in Sterling Investment Partners L.P., management and their affiliates beneficially owning less than 51% of the total voting power entitled to vote for the election of directors of our general partner and thereafter a substantial number of members of our management team leave;

2)	US Shipping General Partner LLC ceases to be our sole general partner;

3)	we or our general partner liquidate or dissolve;

4)	we sell or otherwise dispose of all or substantially all our assets; and

5)	we cease to own 100% of our subsidiaries free of any liens;

•	a material adverse effect occurs relating to us or our business;

•	our general partner defaults under the partnership agreement and such default could reasonably be anticipated to have a material adverse effect on us or our business; and

•	judgments against us or any of our subsidiaries in excess of certain allowances.

          In connection with the issuance of the Second Lien Notes and the related financing transactions, we incurred fees of approximately $14.4 million which were allocated to the associated transactions. Additionally, as a result of the refinancing of the credit facility, we expensed $2.5 million of previously capitalized deferred financing costs.

          At December 31, 2008, we were in default under the senior credit facility as a result of our failure to make the December 31, 2008 principal and interest payments due under the senior credit facility. Subsequent to December 31, 2008, we agreed with our lenders to not make the March 31, 2009 principal and interest payments due under the senior credit facility and ceased to be in compliance with certain financial covenants. From December 30, 2008 through the date of our bankruptcy filing, we were operating under a series of forbearance agreements with our lenders pursuant to which the lenders agreed to forbear from taking any action or exercising any right or remedy permitted to be taken or exercised under the senior credit facility and related loan documents as a result of the foregoing events of default until the earliest to occur of:

(a)	5:00 p.m. (Eastern time) on April 30, 2009;

(b)	the occurrence and continuance of any event of default other than the events of default described above;

(c)	our failure to comply with any of the provisions of the forbearance agreement; and

(d)

the date on which we make an interest payment in respect of our Second Lien Notes, other than an interest payment on March 17, 2009 to the holders of $8.71 million of the Second Lien Notes that have not waived their interest payment.

          In accordance with the terms of the forbearance agreement, we engaged in good faith negotiations with the administrative agent and the lenders regarding restructuring and strategic alternatives, which negotiations resulted in an agreement with a substantial majority of the Senior Secured Lenders and the holders of the Second Lien Notes and our voluntary filing for protection under the U.S. bankruptcy laws.

          Because the lenders could have declared all indebtedness outstanding under our senior credit facility immediately due and payable as soon as 5:00 p.m. on April 30, 2009, the Partnership has classified such indebtedness as current at December 31, 2008. Furthermore, as the Second Lien Notes contain cross-default provisions in the indenture governing the Second Lien Notes that allow acceleration of the maturity if there is a payment default or acceleration of the senior credit facility, such indebtedness has also been classified as current at December 31, 2008.

          The Partnership did not make the $6.5 million interest payment due on February 15, 2009 in respect of its Second Lien Notes. Under the terms of the indenture governing the Second Lien Notes, the Partnership had a grace period of 30 days from the payment due date with respect to the interest payment before the nonpayment became an event of default under the indenture. There is no right to accelerate the obligations under the Second Lien Notes based on the nonpayment unless interest remains unpaid upon expiration of the grace period. In the event that the interest payment is not made prior to the expiration of the 30-day grace period, then the aggregate principal amount of the Second Lien Notes, plus the unpaid interest payment and any other amounts due and owing on the Second Lien Notes could be declared immediately due and payable by the trustee under the indenture or by holders of 25% or more of the aggregate principal amount of the Second Lien Notes. In February 2009, holders of $91.3 million of the Second Lien Notes, representing 91.3% of the Second Lien Notes, delivered letters to the Partnership waiving their February 15, 2009 interest payment on the Second Lien Notes, and all future interest payments on the Second Lien Notes, until the earlier of six months following repayment in full of all amounts outstanding under the senior credit facility and the Partnership seeking bankruptcy protection. On March 17, 2009, the Partnership provided $0.6 million to the trustee to pay the interest due on the $8.7 million principal amount of Second Lien Notes that had not waived their February 15, 2009 interest payment.

          As a result of our bankruptcy filing, all amounts due under our senior credit facility and in respect of the Second Lien Notes became immediately due and payable.

          During the pendency of our bankruptcy proceedings, we will make quarterly “adequate protection” payments on the outstanding amounts under the senior credit facility at a rate equal to LIBOR plus 0.5%.

          In addition, in February 2009 the Partnership received a notice from the agent for the lenders to the Joint Venture asserting events of default under that certain revolving notes facility agreement with the Joint Venture have occurred. Because the lenders could have declared all amounts due under such revolving notes facility agreement immediately due and payable if such defaults were actually determined to have occurred, which the Partnership disputes, the Partnership has classified such indebtedness as current at December 31, 2008. See “Item 3. Legal Proceedings.”

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. GAAP. In preparing these financial statements, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of our assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of our revenues and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. We believe that, of our significant accounting policies discussed in Note 4 to our consolidated financial statements, the following policies might involve a higher degree of judgment.

          Revenue Recognition

          For our domestic coastwise business, we earn revenue under contracts of affreightment, spot charters, consecutive voyage charters and time charters. For contracts of affreightment, spot charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time for each voyage. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages, which are generally less than 15 days in duration. For time charters, revenue is recognized on a daily basis over the contract period, with expenses recognized as incurred. For grain voyages, we adopted a policy in 2007 where we do not recognize voyage freight revenue and voyage expenses until the grain is delivered to its final destination. This grain related policy was updated in 2008 to recognize demurrage revenue if significant waiting time is incurred during a period awaiting berth.

          One of our ITBs commenced a grain voyage in December 2007 that was completed in February 2008. Total revenue for this voyage of $7.3 million was recognized in the first quarter of 2008. Total deferred costs related to this voyage at December 31, 2007 were $1.4 million. In late 2008, two of our ITBs commenced grain voyages that were completed in the first quarter of 2009. Because we incurred significant waiting time in November and December 2008 before one of the ITBs commenced its voyage, we recognized approximately $0.6 million in net demurrage revenues in 2008. Remaining revenues for these voyages recognized in the first quarter of 2009 upon completion are approximately $14.1 million. At December 31, 2008, total deferred costs recorded related to these grain voyages are $7.1 million.

          Vessels and Depreciation

          Vessels and equipment are recorded at cost, including transaction fees where appropriate, and depreciated to estimated salvage value using the straight-line method as follows:

•

ITB units are being depreciated for 24 months from September 30, 2008, the date an impairment charge was recorded against them, with the exception of the ITB New York, which is being depreciated for eight months, based on its anticipated sale in the third quarter of 2009; prior to the impairment charge the ITBs’ depreciation was based on their mandatory retirement date required by OPA 90;

•	10 years for the Chemical Pioneer, the Charleston and the Houston based upon their expected useful lives; and

•	30 years for our ATBs and the Joint Venture product tankers.

          Since the Sea Venture is recorded at its estimated scrapping value after recording an impairment charge at December 31, 2008, it is no longer being depreciated. Prior to the impairment charge, it was being depreciated based on its mandatory retirement age required by OPA 90.

          We capitalize expenditures incurred for drydocking and amortize these expenditures over 24 months for our ITB units (with the exception of the ITB New York’s capitalized drydock, which is being depreciated over eight months) and 30 months for our parcel tankers and the Houston and we will capitalize expenditures incurred for drydocking and amortize these expenditures over 60 months for the new ATB units and 60 months for any new product tankers we build or acquire. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. Expensed amounts, net of insurance proceeds, for repairs needed to the ITB Baltimore after damage sustained as a result of Hurricane Dean totaled $0.3 million and $0.1 million for the years ended December 31, 2008 and December 31, 2007, respectively.

          The book values of our vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. The net book value of vessels held and used by us is reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, we perform an initial test for impairment of our vessels where we compare the sum of the forecasted undiscounted cash flows of these vessels to their carrying values. If the forecasted undiscounted cash flows are less than the carrying amount value of the vessels, then we must perform a second test to write-down the carrying value of the vessels to their estimated fair values.

          In developing estimates of future cash flows, we must make assumptions about future charter rates, vessel operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, there may be events or changes in circumstances that could indicate that the recoverability of the carrying amount of a vessel might not be possible. Examples of events or changes in circumstances that could indicate that the recoverability of a vessel’s carrying amount should be reassessed might include a change in regulations such as OPA 90, or continued operating losses, or projections thereof, associated with a vessel or vessels. If events or changes in circumstances as set forth above indicate that a vessel’s carrying amount may not be recoverable, we would then be required to estimate the discounted cash flows, which are based on additional assumptions such as asset utilization, length of service of the asset and estimated salvage values. Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. The most significant estimates relate to depreciable lives and salvage values of vessels and actual results could differ materially from those estimates.

          We have contracted with third parties to build new ATB units and new product tankers. Accordingly, the costs of these vessels under construction are capitalized on our balance sheet under the caption “Vessels and equipment, net”. To the extent we have charters committed for vessels, we can measure the recoverability of these vessels by incorporating the future charters into the assumptions that generate the expected future cash flows. Of the five vessels currently under construction, four are subject to charters. Given the absence of historical data, the high initial cost, the absence of charters on one of the vessels and the fact that the delivery dates of two of these vessels are beyond one year, it is considerably more difficult to forecast the expected future cash flows of these vessels. If expectations of future conditions were to change from our current assumptions, it is possible that the cost of these vessels may not be recoverable, and that the vessels may become impaired.

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

          Income Taxes

          Prior to January 1, 2009, we were taxed as a partnership, rather than a corporation, because we were a publicly traded partnership that generated 90% or more of our gross income for every taxable year from “qualifying income.” Qualifying income includes revenues derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. However, due to the change in the mix of our products and the resultant decline in “qualifying income”, we determined that it was unlikely that we would be able to meet this requirement beginning in 2009 and therefore effective January 1, 2009, the Partnership elected to be taxed as a corporation. As a result, we will pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. We will also be subject to state taxes in various jurisdictions.

          We provide deferred taxes for the tax effects of differences between the financial reporting and tax bases of the Partnership’s assets and liabilities, which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. A valuation allowance is provided, if necessary, for deferred tax assets that are not expected to be realized. Estimates of future taxable income are derived from internal tax planning and forecasting processes to assess whether or not a tax asset will be realized. Currently, we expect that not all of our deferred tax assets will be realized and accordingly, we have provided a provision for valuation allowances against deferred tax assets.

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

•

Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, tank cleaning costs, canal tolls, brokerage commissions, discharge fees, inland distribution fees and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. A substantial portion of certain cost increases can be passed on to our customers.

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

•

Depreciation and amortization. We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

•

Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport, the ATB Galveston and the ATB Brownsville based on their respective estimated useful lives. Prior to September 30, 2008, our ITBs were being depreciated to salvage value using the straight-line method to their respective mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014. At September 30, 2008, in connection with the write-down of the value of the ITBs, the remaining depreciable lives for the ITBs was accelerated to November 2008 for the ITB Groton and ITB Jacksonville, May 2009 for the ITB New York (based on its anticipated sale in June 2009) and September 30, 2010 for the ITB Baltimore, the ITB Mobile and the ITB Philadelphia. The Sea Venture is recorded at its estimated scrapping value after recording an impairment charge at December 31, 2008; prior to that it was being depreciated to salvage value using the straight-line method to its mandatory retirement as required by OPA 90.

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

•

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and amortize these expenditures over the remaining depreciable lives for the ITBs and 36 months for the parcel tankers and 23 months for the Houston.

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

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be inspected twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. The ATBs also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

•

Time charter equivalent. Time charter equivalent, another key measure of our operating performance, is equal to the net voyage revenue (voyage revenue less voyage expenses) earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during that period. Fluctuations in time charter equivalent result not only from changes in types of contracts and charter rates charged to our customers, but also from voyage expenses incurred as well as from external factors such as weather or other delays.

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for operating data):

	U.S. Shipping Partners L.P. Years Ended December 31,

	2008	2007	2006

Voyage revenue	$196,440	$176,729	$150,133

Vessel operating expenses	65,611	65,656	59,493
% of voyage revenue	33.4%	37.2%	39.6%
Voyage expenses	69,906	35,824	27,506
% of voyage revenue	35.6%	20.3%	18.3%
General and administrative expenses	21,762	15,533	13,539
% of voyage revenue	11.1%	8.8%	9.0%
Depreciation and amortization	38,148	37,795	31,305
Loss on sale of vessels	1,650	—	—
Impairment charges	80,870	—	—
Other expense (income)	1,449	(3,486)	—

Total operating expenses, net	279,396	151,322	131,843

Operating (loss) income	(82,956)	25,407	18,290
% of voyage revenue	-42.2%	14.4%	12.2%
Interest expense	45,191	30,881	16,634
Interest income	(2,063)	(9,631)	(5,413)
Loss on debt extinguishment	—	—	2,451
Net loss / (gain) on derivative financial instruments	7,231	(199)	(1,913)

(Loss) income before income taxes and noncontrolling interest	(133,315)	4,356	6,531
(Benefit) provision for income taxes	(851)	(94)	1,077

(Loss) income before noncontrolling interest	(132,464)	4,450	5,454
Noncontrolling interest in Joint Venture loss (gain)	787	(366)	(421)

Net (loss) income	$(133,251)	$4,816	$5,875

Distributions declared per common unit in respect of the period	$0.45	$1.80	$1.80

Operating Data (1)
Number of vessels	11	11	10
Total vessel days	4,130	3,834	3,490
Days worked	3,756	3,585	3,233
Drydocking days	135	146	219
Net utilization	91%	94%	93%
Average daily time charter equivalent rate	$34,687	$39,504	$37,928

(1)

Since August 1, 2008 for the ATB Galveston , the date it was placed in service. Since November 22, 2008 for the ATB Brownsville , the date it was placed in service. Since June 9, 2006 for the Sea Venture , the date it was placed in service. Since July 1, 2007 for the Freeport, the date it was placed in service. The ITB Jacksonville and the ITB Groton were sold in the fourth quarter of 2008.

          In order to address reduced demand for our ITBs in the spot market for transportation of petroleum products, during 2008 we employed all but one of our ITBs in the foreign transportation of grain for humanitarian organizations. Unlike our petroleum voyages, where we generally recognize revenue and expenses based upon the relative transit time in each period to the total estimated transit time for each voyage, for our grain voyages we recognize revenue and certain voyage expenses when the grain has been delivered to its final destination, which may fall into the next reporting period. However, certain grain voyage expenses are deferred and recorded as an asset on our balance sheet during the voyage. These different characteristics, together with the fact that through September 13, 2007 the Hess support agreement provided us with specified minimum charter rates for our ITBs, the additions of the ATB Freeport, the ATB Galveston and the ATB Brownsville in July 2007, August 2008 and November 2008, respectively, as well as the sale of the ITB Jacksonville and the ITB Groton late in the fourth quarter of 2008, make a comparison of our results with prior quarters and comparable periods in the prior year less meaningful.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

          The twelve month period ended December 31, 2008 is one day greater than the twelve month period ended December 31, 2007.

          Voyage Revenue. Voyage revenue was $196.4 million for the year ended December 31, 2008, an increase of $19.7 million, or 11%, as compared to $176.7 million for the year ended December 31, 2007. Revenues are affected by several factors, such as the mix of charter types, the charter rates attainable in the market, fleet utilization, other items such as fuel surcharges, and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages.

          Revenues earned by the ITBs in 2008 increased $11.7 million over 2007 due to no drydocking days for the ITB fleet in 2008 versus 146 drydocking days on this fleet in 2007 as well as the overall net favorable impact arising from the change in charter types and mixes on the ITB fleet. In 2007, the ITB Baltimore was out of service for 67 days during the 2007 period due to a scheduled drydock followed by an extended out-of-service period to repair damages it sustained while in the shipyard during Hurricane Dean in 2007 and the ITB Philadelphia was out of service for 79 days due to a scheduled drydock largely occurring in the fourth quarter of 2007. In 2008, both the ITB Groton and the ITB Mobile entered the spot market in the second quarter of 2008, compared to both being on time charters in 2007. Revenues are generally higher on a spot charter to compensate for voyage expenses that we pay which, under a time charter, are instead paid by the customer. Furthermore, throughout 2008 the ITB fleet completed eight grain voyages, which includes the grain voyage the ITB Philadelphia commenced in November 2007 and completed in January 2008. Revenues on grain voyages are impacted by the timing of grain voyages where revenue is recognized upon discharge of grain and fulfillment of inland distribution contracts, if any. Two grain voyages on the ITB Mobile and the ITB Philadelphia were commenced in the fourth quarter of 2008 but were not completed until the first quarter of 2009, resulting in approximately $14.1 million of revenues that were deferred and not recognized at December 31, 2008 as compared to $2.7 million in grain related revenues that were deferred and not recognized at December 31, 2007.

          The additions of the ATB Freeport, the ATB Galveston and the ATB Brownsville, placed in service in July 2007, August 2008 and late November 2008, respectively, increased revenues by $9.4 million, $3.9 million and $1.3 million, respectively, over the prior year.

          Offsetting these revenue increases was a $6.6 million revenue decrease from the Partnership’s chemical fleet from the prior year largely due to fourth quarter 2008 drydockings for the Charleston, Chemical Pioneer and the Houston totaling 135 drydocking days in 2008. Furthermore, we estimate that our decreased revenues from the chemical fleet for 2008 were reduced by approximately $1.1 million due to Hurricanes Hannah and Ike.

          Certain charters, including contracts of affreightment and consecutive voyage charters, generally provide for fuel escalation charges, but do not fully protect the Partnership when the price of fuel increases. These charges generally increase revenue, but only serve to partially offset the increase in fuel expenses. Revenues for the twelve months ended December 31, 2008 included $16.5 million of fuel surcharges, compared to $12.3 million for the twelve months ended December 31, 2007.

          Vessel Operating Expenses. Vessel operating expenses were $65.6 million for the year ended December 31, 2008, a decrease of less than $0.1 million, or less than 1%, as compared to $65.7 million for the year ended December 31, 2007.

          We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. As a percentage of revenue, vessel operating expenses decreased to 33.4% for the year ended December 31, 2008 from 37.2% for the year ended December 31, 2007. The decrease is attributable to the increase in revenues in 2008. During 2008, there was a $2.7 million decrease in supplies and a $1.3 million decrease in repairs and maintenance. These decreases were partially offset by the addition of the ATB Freeport, the ATB Galveston and the ATB Brownsville placed in service in July 2007, August 2008 and late November 2008, respectively, which incurred $1.2 million, $1.8 million and $0.8 million, respectively, in additional vessel operating expenses for the twelve months ended December 31, 2008 as well as a net increase in other vessel operating expenses of $0.2 million over the prior year.

          Voyage Expenses. Voyage expenses were $69.9 million, an increase of $34.1 million, or 95%, over the prior year of $35.8 million largely due to the additions of the ATB Freeport, the ATB Galveston and the ATB Brownsville, placed in service in July 2007, August 2008 and late November 2008, respectively, which contributed $3.5 million, $0.3 million and $0.5 million, respectively, in additional voyage expenses along with increases in fuel, port and commission costs on the remaining fleet of $20.0 million. Approximately $16.8 million of this $20.0 million increase related to increased fuel costs, which were partially offset by the $4.3 million of increased fuel surcharge revenues. In addition, grain voyage related expenses, including tank cleaning and grain discharges, increased voyage expenses by $9.8 million for the ITB fleet in 2008.

          The significant increase in voyage expenses is also due in part to the expiration of time charters for three of our ITBs in 2008, resulting in the Partnership incurring voyage expenses, principally fuel costs, that the customer paid directly under time charters. The impact of these additional voyage expenses increased revenues as the rates we charge are higher to compensate for these voyage expenses that were previously paid by the customer, rather than us, under a time charter. Because we do not recognize voyage expenses related to our grain voyages until the grain is delivered to its final destination, voyage expenses for the period ended December 31, 2008 do not include approximately $7.1 million of expenses deferred in connection with grain voyages commenced in the fourth quarter of 2008 that were not completed until the first quarter of 2009, compared to approximately $1.4 million of expenses deferred in connection with a grain voyage commenced in the fourth quarter of 2007 that was not completed until the first quarter of 2008.

          General and Administrative Expenses. General and administrative expenses were $21.8 million for the twelve month period ended December 31, 2008 compared to $15.5 million for the twelve months ended December 31, 2007, an increase of $6.2 million or 40%.

          There was an increase in professional fees, consisting of legal, accounting, investment banking and consulting fees, of $4.1 million primarily related to our review of strategic alternatives and obtaining a waiver and fourth amendment of our senior credit facility. Additionally, severance fees increased by $2.2 million related to the recognition of the contractually mandated severance payments due our former chairman and chief executive officer as well as our former chief financial officer, which will both be paid over the next two years, partially offset by a decrease of $0.1 million in remaining personnel related expenses.

          Depreciation and Amortization. Depreciation and amortization was $38.1 million for the twelve months ended December 31, 2008, an increase of $0.4 million, or 0.9%, compared to $37.8 million for the twelve months ended December 31, 2007. The increase is primarily due to the additions of the ATB Freeport, the ATB Galveston and the ATB Brownsville, placed in service in July 2007, August 2008 and late November 2008, respectively, which contributed $1.6 million, $0.8 million and $0.2 million, respectively offset by a decrease in depreciation expense of $2.2 million largely due to the impairment charges recognized in the third quarter of 2008 and the timing of scheduled drydocks.

          Loss on Sale of Vessels. Loss on sale of vessels for the year ended December 31, 2008 was $1.6 million. This loss is largely attributable to a lower sales price on the ITB Groton sold in the fourth quarter of 2008 where the final sales price was $4.0 million or $1.6 million less than the projected sales price of $5.6 million. We did not dispose of any vessels in 2007.

          Impairment charges. Impairment charges for the twelve months ending December 31, 2008 were $80.9 million, due primarily to an impairment charge for the ITB fleet of $72.3 million recognized in the third quarter of 2008. The impairment is due to a change in circumstances that indicate the carrying amount of the vessels may not be fully recoverable. See “--Impairment in Value of the Fleet” above. Included in this impairment charge is an impairment loss of $6.0 million related to the cancellation of a contract to construct the fourth ATB and an impairment charge of $2.6 million recorded in the fourth quarter of 2008 related to the anticipated scrapping of the Sea Venture in the second quarter of 2009. We previously entered into contracts to construct four additional ATB units similar to the ATB Freeport. The Partnership exercised its cancellation option for the fourth ATB unit in the second quarter of 2008 and assessed the fair value of the construction in progress of the fourth ATB unit at zero, resulting in an impairment charge of $6.0 million, which included $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, $0.5 million of capitalized interest costs, and $0.3 million in accrued liabilities. We did not recognize an impairment charge in 2007.

          Other Expense (Income). Other expense of $1.4 million for the twelve months ended December 31, 2008 reflects $1.3 million in supplemental insurance premiums that we were informed would be levied by our protection and indemnity association in respect of the 2006, 2007 and 2008 policy years due to uncertainty in financial markets and substantial claims deficits. There was also a loss of $0.1 million recorded on the sale of equipment during the year. For the twelve months ended December 31, 2007, a $3.5 million contract settlement was paid to us, resulting in other income for the period.

          Interest Expense. Interest expense was $45.2 million for the year ended December 31, 2008, an increase of $14.3 million, or 46%, compared to $30.9 million for the year ended December 31, 2007. The increase is primarily attributable to higher amortization of deferred financing fees of $13.3 million largely due to the accelerated amortization of deferred financing fees in the fourth quarter of 2008 resulting from our new accounting policy of accelerating the amortization of deferred financing fees up to the date a related financing may be callable, increased interest rates as a result of the October 2008 bank amendment and higher average outstanding debt, partially offset by an increase in capitalized interest and a lower LIBOR rate. The average effective interest rate for the year ended December 31, 2008 was 9.9% compared to 10% for the year ended December 31, 2007.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $2.1 million for the year ended December 31, 2008, a decrease of $7.6 million, or 79%, compared to $9.6 million for the year ended December 31, 2008. The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. As these funds are used, interest income will continue to decrease. At December 31, 2008, we had fully funded our commitment to the Joint Venture and we used all remaining funds in the escrow related to the funding of the construction of the ATBs during the second quarter of 2009.

          Net Loss (Gain) on Derivative Financial Instruments. During the twelve months ended December 31, 2008, we recorded a loss of $7.2 million related to derivative financial instruments as compared to a gain of $0.2 million for the twelve months ended December 31, 2007. In 2006, the Partnership entered into two interest rate swap agreements that effectively converted a portion of the LIBOR-based payments of our credit facility to a fixed rate. As a result of the October 20, 2008 amendment to the senior credit facility, we determined that these contracts were no longer effective as a hedge and we recorded a loss of $6.9 million related to these contracts in the fourth quarter of 2008.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. As a result of this ineffectiveness, we recorded a gain of $0.8 million during the twelve months ended December 31, 2008.

          Additionally, the Joint Venture recorded a loss of $1.2 million during the twelve months ended December 31, 2008 in connection with the interest rate cap it had entered into in April 2007.

          In 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, resulting in a gain of $0.2 million in 2007. For information on our foreign currency forward contracts and the interest rate cap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision (Benefit) for Income Taxes. The benefit for income taxes was $0.9 million for the year ended December 31, 2008 compared to a benefit for income taxes of $0.1 million for the year ended December 31, 2007. The increase in the benefit of $0.8 million recorded during 2008 is primarily due to an increase in operating losses and the fact that more of our subsidiaries were taxed as corporations partially offset by a provision to record valuation allowances against deferred tax assets. For the comparable period in 2007, only the Chemical Pioneer and ATB Freeport LLC were owned by a corporate subsidiary subject to federal, state and local income taxes.

          Noncontrolling Interest in Joint Venture. For the twelve months ended December 31, 2008, we recorded minority interest in Joint Venture losses of $0.8 million compared to minority interest in Joint Venture income of $0.4 million for the twelve months ended December 31, 2007, relating to the 60% of the Joint Venture owned by third parties. This loss is largely the result of a determination that the Partnership should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionately based on ownership interest as it has been basing the calculation on since the inception of the Joint Venture in 2006. As a result, an out of period adjustment for the additional allocation of losses to the Partnership of $1.4 million was recorded during the third quarter of 2008, offsetting year to date income of $0.6 million calculated using the former method. See Note 21 of the consolidated financial statements.

          Net Loss. The net loss for the year ended December 31, 2008 was $133.3 million, a decrease of $138.1 million compared to net income of $4.8 million for the year ended December 31, 2007. A decrease in operating income of $108.4 million, an increase of $21.9 in net interest expense, an increase of $7.4 million in losses on derivative financial instruments, and a decrease in income in the noncontrolling interest in Joint Venture of $1.2 million were offset by a $0.8 million increase in the provision for income taxes.

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

          General and Administrative Expenses. General and administrative expenses were $15.5 million for the twelve months ended December 31, 2007, an increase of $2.0 million, or 15%, as compared to $13.5 million for the year ended December 31, 2006. The increase is attributable to additional costs associated with the management and operations of the Joint Venture, as well as increases in personnel, accounting, legal advisory fees and consulting fees.

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

          Other Expense (Income) In connection with the settlement of a contract of affreightment, we recorded approximately $3.5 million in other income in 2007. We reached a settlement with a major oil and chemical customer to terminate a contract of affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. As a result, we received $3.5 million from the customer in exchange for releasing the customer from its future obligations under the contract of affreightment. Simultaneously, a new three year contract of affreightment at market rates with reduced volumes was agreed upon with the same customer.

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

          Loss on Debt Extinguishment. The refinancing of our senior credit facility in August 2006 resulted in a $2.5 million loss on debt extinguishment in 2006, representing the write-off of deferred financing costs associated with the debt that was repaid. There was no such transaction in 2007.

          Gain on Termination of Hedge. In 2007, we recorded a gain of $0.2 million in connection with the foreign currency forward contracts that we entered into for the purchase of owner-furnished items relative to our newbuild ATB series. In May 2007, a payment scheduled for owner-furnished items relative to the fifth ATB being constructed was deferred until December 2007, which was beyond the expiration date of the related foreign currency forward contract, rendering the foreign currency contract for the item ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. For information on our foreign currency forward contracts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

          In August 2006, in connection with the refinancing of our senior credit facility, we terminated the interest rate swap agreements that we had entered into to minimize the risk associated with the variable interest rate debt, and reclassified a gain of $1.9 million from other comprehensive income into net income. Prior to termination, gains or losses on these interest rate swap agreements were reflected in other comprehensive income on our Consolidated Statements of Operations and Comprehensive Income. Subsequent to the termination of the interest rate swap agreements, we entered into a new interest rate swap agreement to minimize the risk associated with the amended senior credit facility. For information on our current interest rate swap agreements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

          Noncontrolling Interest in Joint Venture Losses. For each of the years ended December 31, 2007 and 2006, we recorded minority interest in Joint Venture income of $0.4 million, relating to the 60% of the Joint Venture owned by third parties.

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

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $13.1 million and $28.0 million for the twelve months ended December 31, 2008 and 2007, respectively. The decrease in operating cash flows of $14.9 million in the twelve months of 2008 compared to the twelve months of 2007 is the result of the decrease in net income of $138.1 million, partially offset by an increase of $107.5 million in non-cash items, a favorable change in the fluctuation in operating assets and liabilities of $11.2 million and a reduction in capitalized drydock cost of $4.4 million

          The increase in non-cash charges of $107.5 million for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007 is largely due to the $80.9 million impairment charge related to the impairment to the ITB fleet of $72.3 million, an impairment loss of $6.0 million related to the cancellation of a contract to construct the fourth ATB and an impairment charge of $2.6 million related to the anticipated sale of the Sea Venture in 2009. Also included in the increase of non-cash charges is an increase in depreciation and amortization of $13.7 million largely due to the acceleration of deferred financing fees of $13.3 million, an increase in the net losses on derivative financial instruments of $7.4 million, loss on the sale of the two ITBs sold in the fourth quarter of $1.6 million, a nonrecurring insurance surcharge of $1.3 million, an increase in the non-controlling interest in Joint Venture loss of $1.2 million, $1.0 million of pay-in-kind interest expense added to debt outstanding, an increase in the provision for accounts receivable of $0.6 million and a loss on the sale of surplus equipment of $0.1 million partially offset by a decrease in our deferred tax liabilities of $0.3 million.

          Our working capital requirements improved by $11.2 million for the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. This improvement was largely due to an increase in our accrued expenses and other liabilities of $8.7 million largely related to the Partnership’s non payment of interest under its senior credit facility in the fourth quarter of 2008 of $7.3 million. Further adding to our favorable working capital position in 2008 versus 2007 was a decrease in accounts receivable of $7.9 million, largely related to the timing of voyages at the end of 2008 versus 2007, offset by $5.4 million increase in other working capital requirements. Working capital requirements are affected by the level of our participation in the spot markets and the timing of our grain voyages and related impact of the accounting policies for grain voyages. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are not realized economically until payment is made to us by the customer. Additionally, recognition of grain related freight revenue and its related recording of accounts receivable is at voyage completion with the related payments generally received at the completion of a voyage for grain voyages, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month. Additionally, grain voyages tend to be substantially longer than refined petroleum product voyages thus incurring a significant amount of deferred grain expenses that are not expensed until voyage completion.

          Capitalized drydocking expenditures decreased $4.4 million for the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007 largely due to the timing, completion status and actual cash payments of drydockings at the respective year-ends. In 2008, the Chemical Pioneer, the Houston and the Charleston underwent drydockings in the fourth quarter, with the Charleston’s drydocking being only partially completed at December 31, 2008. Expenditures for drydockings for the twelve months ended December 31, 2008 also included payments related to $1.9 million of accrued expenses for drydockings, net of adjustments for drydockings from prior periods. Drydocking expenditures for the twelve months ended December 31, 2007 were $14.1 million, which included drydocking expenditures related to the ITB Baltimore and the ITB Philadelphia, which underwent drydockings in the third and fourth quarters of 2007, respectively, as well as payments related to the $5.4 million of accrued drydocking expenditures at December 31, 2006.

Investing Cash Flows

          Net cash used in investing activities totaled $217.9 million for the twelve months ended December 31, 2008, an increase of $137.3 million compared to net cash used of $80.6 million for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2008, the Joint Venture made $232.9 million of payments toward the construction of product tankers and the Partnership made $103.8 million of payments toward the construction of the ATBs. Of the $336.7 million spent for the construction of tankers and ATBs, $117.7 million was funded from our restricted cash accounts, of which $77.9 million was for the ATBs and $39.8 million was for the Joint Venture’s product tankers; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility.

          Additionally, in the twelve months ended December 31, 2008, we received $0.8 million of cash related to the Partnership’s foreign currency hedges that were terminated given that the related underlying contract payments for owner furnished equipment for one of the ATBs were canceled and received $0.3 million related to the sale of some surplus equipment.

          For the twelve months ended December 31, 2007, we made $112.3 million of payments toward the construction of the ATBs and the Joint Venture made $48.9 million of payments toward the construction of the product tankers. Of the $161.2 million spent for the construction of ATBs and tankers, $85.7 million was funded from our restricted cash accounts, of which $74.9 million was for the ATBs and $10.8 million was for the Joint Venture’s product tankers; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility.

          Additionally, in the twelve months ended December 31, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100.0 million effective April 1, 2007 for $1.9 million, including transaction fees and we received $0.2 million of cash related to the settlement of a derivative financial instrument.

          The amounts received from or paid to Hess pursuant to the Hess support agreement were not recognized as revenue or expense but were deferred for accounting purposes throughout the term of the support agreement and reflected as a decrease to the purchase price of the ITBs in September 2007, which was the end of the Hess support agreement. Prior to such adjustment, they were included in cash flows from investing activities as advances from (payments to) Hess. If the rate for an ITB was less than the support rate set forth in the support agreement, Hess paid the difference between the two rates to us. If the rate for an ITB exceeded the support rate set forth in the support agreement, we paid the excess to Hess to reimburse Hess for any payments made to us by Hess under the support agreement. If Hess had been fully reimbursed for all payments made under the support agreement, we would have been obligated to pay Hess 50% of any remaining excess. Payments to Hess, net of payments received from Hess, under the support agreement were $3.3 million for the twelve months ended December 31, 2007. There were no payments made to Hess under this agreement for the twelve months ended December 31, 2008.

Financing Cash Flows

          For the twelve months ended December 31, 2008, net cash provided by financing activity was $203.7 million. The Joint Venture received a total of $195.2 million from the Joint Venture Investors, of which $135.5 million was pursuant the Joint Venture’s credit facility and $59.7 million was equity contributions. Amounts received from the Joint Venture Investors will increase substantially as the Joint Venture continues to construct the product tankers, but are limited to total equity contributions of $105.0 million and total debt of $325.0 million, of which an aggregate of $148.3 million remains available to the Joint Venture at December 31, 2008. Due to the recent acceleration of the construction of the product tankers and the likelihood that the Joint Venture will be unable to sell one or more of the completed vessels in the near term, these limits will be reached prior to completion of all five vessels, as having multiple vessels under construction in the Joint Venture simultaneously on an accelerated basis will increase the Joint Venture’s capital requirements.

          Additionally, in the twelve months ended December 31, 2008 we borrowed $21.8 million under our senior credit facility, made scheduled debt payments of $2.3 million, paid a debt amendment fee of $0.8 million and distributed $10.2 million to holders of our common units (but not our subordinated unit holders or our general partner) in respect to the first quarter of 2008 and the fourth quarter of 2007.

          The terms of our senior credit facility required that the vessel sale proceeds of $5.7 million, net of disposition costs, be used to prepay outstanding debt under our senior credit facility and, accordingly, this payment is not reflected in our Statement of Cash Flows for the year ended December 31, 2008.

          For the year ended December 31, 2007, net cash provided by financing activity was $71.4 million. We received $67.0 million on draws from our senior credit facility which was used primarily to fund the completion of the ATB Freeport. Our Joint Venture receive a total of $41.0 million from the Joint Venture Investors, of which $16.1 million was equity contributions, and $24.9 million was pursuant the Joint Venture’s credit facility.

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

          Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our vessels be inspected at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows our ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade. If we are required to conduct a second drydock in each five year period rather than rely on an underwater survey, we estimate that our ITBs will be out of service for approximately 14 to 20 days and the second drydock will cost approximately $1.0 million to $2.0 million. This longer out of service period and increased drydock expenses as compared to the time required for and the cost of conducting an underwater survey could adversely affect our business, financial condition, and results of operations. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD at a cost of approximately $0.5 million, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for an ITB to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Two ITBs, ITB New York and ITB Jacksonville, completed UWILD surveys during the quarter ended September 30, 2008, and both the ITB Baltimore and ITB Mobile have UWILDs scheduled for the third quarter of 2009.

          Three vessels underwent drydockings in the fourth quarter of 2008, the Chemical Pioneer, the Houston and the Charleston. The Chemical Pioneer and the Houston completed their respective drydockings in the fourth quarter of 2008 at estimated drydocking costs of $5.1 million and $1.9 million, respectively. At December 31, 2008, the Charleston’s drydocking was in progress with an estimated completed drydocking cost of $4.1 million.

          The ITB Baltimore completed its regularly scheduled drydocking in August 2007, at a cost of $5.7 million, excluding damage repair costs. However it remained out of service until October 2007 due to the time needed to repair the damages it sustained after leaving drydock during Hurricane Dean. The ITB Philadelphia completed its drydock in December 2007 at a cost of $5.7 million.

          For future drydockings, we estimate that drydocking the ITBs will cost approximately $4.5 million per vessel, the parcel tanker drydockings will cost approximately $2.6 million to $6.0 million per vessel and the ATB drydockings will cost between $1.0 million and $2.0 million per vessel. While drydocked, each of our ITBs will be out of service for approximately 50 to 70 days, each parcel tanker and the Houston will be out of service for approximately 35 to 60 days and each ATB unit will be out of service for approximately 25 days.

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

Contractual Obligations and Contingencies

          Our contractual obligations at December 31, 2008 consisted of the following (in thousands):

	Payments Due By Period

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Debt (1)	$610,295	$610,295	$—	$—	$—
Interest on debt (2)	283,686	71,727	146,456	57,306	8,197
ATB commitments (3) (4)	12,087	12,087	—	—	—
Joint Venture commitments (5)	402,000	240,000	162,000	—	—
Tanker Commitment (6)	—	—	—	—	—
Non-cancelable operating leases	3,345	678	865	886	916

Total contractual obligations	$1,311,413	$934,787	$309,321	$58,192	$9,113
Less: sublease rent (7)	2,307	313	642	665	687

Total contractual obligations and contingencies	$1,309,106	$934,474	$308,679	$57,527	$8,426

(1).

Because we are in default under our senior credit facility, all of our borrowings under the senior credit facility and our Second Lien Notes have been classified as current liabilities and therefore we deem such amounts to be due in less than one year. Because of alleged defaults under the Joint Venture credit agreement, the Joint Venture’s borrowings have been classified as current liabilities and therefore we deem such amounts to be due in less than one year. Includes PIK interest of $0.9 million due under the senior credit facility at December 31, 2008.

(2).

Assumes no additional borrowings or prepayments. Assumes interest rates in effect on December 31, 2008 are in effect for entire term including impact of PIK interest. Includes the effect of two interest rate hedges in effect at December 31, 2008.

(3).

Includes only contractually committed costs at December 31, 2008. At December 31, 2008, we had $7.6 million in an escrow account and $0.4 million of funds drawn from the escrow account in anticipation of payments due in the first quarter of 2009 to fund our obligations with respect to construction of the remaining ATB.

(4).	Amounts exclude capitalized interest.

(5).

Represents the amounts necessary to build the tankers being constructed by the Joint Venture under the NASSCO contract (including estimated price escalations), which amounts are owed by the Joint Venture and not by us. Our obligation is limited to our $70 million commitment, all of which has been made as of December 31, 2008.

(6).

Represents the amounts necessary to build the four tankers not being constructed by the Joint Venture under the NASSCO contract (including estimated price escalations). If we do not construct these vessels, which is highly likely due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

(7).

We sublease approximately 75% of our New York office space to certain companies affiliated with our former Chairman and Chief Executive Officer. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—New York Office Sublease.”

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed at a total cost of $66.6 million (excluding capitalized interest, which totaled $6.8 million) and entered service in August 2008. The cost increase over the originally budgeted amount of $65.0 million was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed at a total cost of $67.9 million (excluding capitalized interest, which totaled $6.4 million) and entered service in late November 2008. The cost increase over the originally budgeted amount of $65.5 million was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in August 2009 at a cost of approximately $71.3 million (excluding capitalized interest which totaled $5.1 million at December 31, 2008). The cost increase over the originally budgeted amount of $66.0 million is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. At December 31, 2008, the Partnership had restricted cash and funds in escrow totaling approximately $8.0 million of which $5.7 million was used to pay costs incurred in 2009 to complete the ATB Brownsville and this final ATB and $2.3 million was used to pay costs incurred prior to December 31, 2008 to construct these vessels. The Partnership expects that it will need to fund approximately $8.3 million of construction costs to complete the final ATB from its operating cash flows.

          During the quarter ended March 31, 2008, we determined that the fourth ATB unit referenced above was impaired, and assessed the fair value of the construction in progress of this ATB at zero, which resulted in an impairment charge of $6.0 million, which includes $3.8 million previously paid for construction of the barge portion of this ATB unit, $1.4 million for deposits on certain owner furnished equipment, and $0.5 million of capitalized interest costs. During the quarter ended December 31, 2008, the Partnership accrued additional expenses related to owner furnished equipment in the amount of $0.1 million and paid this amount in the fourth quarter of 2008. In the fourth quarter of 2008, the Partnership recorded an additional accrual of $0.2 million related to engineering services provided for this vessel. The Partnership has no further financial obligations with regard to either the tug or the barge.

          On March 14, 2006, we, through our subsidiary Product Carriers, entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. NASSCO delivered the first tanker in January 2009 and the second tanker in June 2009, and is scheduled to deliver the third tanker in December 2009, the fourth tanker in the second quarter of 2010, the fifth tanker in the fourth quarter of 2010, one tanker in 2012, two tankers in 2013 and the last tanker in 2014. We currently expect the cost to construct these nine tankers to aggregate approximately $1.2 billion (including an estimate for price escalation based on projected increases in certain published price indexes), exclusive of capitalized interest. In addition, NASSCO and Product Carriers share in any cost savings achieved measured against the original contract price based on the terms of the construction contract.

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers. We manage and own a 40% interest in the Joint Venture and the Joint Venture Investors own the remaining 60% interest. However, due to our control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with ours for financial reporting purposes. We present in our consolidated financial statements the debt of the Joint Venture, but we have no obligation for the liabilities of the Joint Venture in excess of our $70.0 million capital commitment, all of which has been made at December 31, 2008. The portion of the net income or loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Noncontrolling interest in Joint Venture loss (income)” on the Consolidated Statements of Operations and Comprehensive Income. We and the Joint Venture Investors and lenders have reached an agreement in principle to settle litigation between us, subject to completion of definitive documentation and Bankruptcy Court approval, that will result in our ceasing to be managing member of the joint venture and manager of the joint venture’s vessels. As a result of our relinquishing our interest in the Joint Venture to the Joint Venture Investors and no longer controlling the board of directors of the Joint Venture, the financial statements of the Joint Venture will no longer be consolidated with ours for financial reporting purposes. See “Item 1. Business--Our Vessels-New Product Tankers” and “Item 3. Legal Proceedings” for a more detailed description of the Joint Venture and our commercial dispute with the Joint Venture Investors and lenders.

          As tankers are constructed, we originally had the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices were within the range of fair values as determined by appraisal. If we did not elect to purchase a tanker within a specified time period, the Joint Venture could sell the tanker to a third party; however, the Joint Venture was first obligated to allow us to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture intended to use the proceeds from the sale of the tankers to us, or to third parties if we did not exercise our purchase options, to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders, first to the third party equity investors, until they received a specified return, then to Product Carriers until it received a specified return, and then on a shared basis dependent on the returns generated. The financing arrangements of the Joint Venture require continued reinvestment of proceeds received from the sale of completed product tankers to us or to third parties to finance the construction of subsequent product tankers. Our ability to purchase these vessels from our Joint Venture was dependent on our ability to finance the purchase of these vessels upon their completion which, based on the contractual purchase price, current market values and our financial condition, was not feasible with respect to the first two vessels, the Golden State and the Pelican State, and is unlikely to be feasible with respect to the remaining vessels. As a result of our inability to purchase these vessels and the loss of our right to manage the Joint Venture’s vessels, we will not receive the bulk of the benefits associated with ownership of these vessels and our growth strategy and our OPA 90 compliance strategy for replacement of our ITB fleet will be adversely affected, which will have a material adverse effect on our business, results of operations and financial condition. As a result of the settlement of the litigation, our interest in the Joint Venture has no value. Because we were unable to purchase vessels from the Joint Venture and it is unlikely, in light of current market conditions, that the Joint Venture will be able to sell the vessels to a third party at this time, the Joint Venture will need to obtain debt and equity financing of approximately $253.7 million to finance the completion of the remaining vessels. There can be no assurance the Joint Venture will be able to obtain financing on acceptable terms or at all.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture Investors and we received an arrangement fee of $4.5 million. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers. Because the Joint Venture did not exercise its option to assume the rights and obligations to construct some or all of the remaining four tankers and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10 million (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture.

          Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations. In November 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy year’s annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of a 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are $342,000 and $487,000, respectively, and are reflected in our financial statements at December 31, 2008 as other expense. Premiums for the two vessels sold in 2008 became due in January 2009. Premiums for the remaining fleet are payable in three consecutive monthly installments beginning in March 2009 for the 2006 policy year and beginning June 2009 for the 2007 policy year. An estimated amount of $474,000 has also been recognized as other expense at December 31, 2008 related to the additional supplemental premium for the 2008 policy year based on the notice received from our protection and indemnity association. The association will review this 2008 policy supplementary premium to be levied in October 2009. Renewals for the policy beginning in February 2009 increased by approximately 6.7% for those vessels in service for the entire 2008 policy year. Policy years run from February 20 to February 19.

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

          In February 2007, the FASB issued FAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FAS Statement No. 115,” (“FAS 159”) effective as of the beginning of fiscal years beginning after November 15, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

•	Is irrevocable (unless a new election date occurs)

•	Is applied only to entire instruments and not to portions of instruments.

          We have not elected fair value treatment for any financial instruments as of December 31, 2008.

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

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. We do not believe the impact of adopting FSP FAS 142-3 will have a material effect on our financial position or results of operations.

          In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this statement will not have a material impact on our consolidated financial position, results of operations and cash flows.

          In April 2008, the FASB issued FAS Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FAS 162 did not have an impact on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate and based on our outstanding debt balance for that portion of our debt outstanding that is not subject to the effects of our hedge contracts in place, a 1% change in our variable interest rates would have increased our interest expense by approximately $1.0 million for the year ended December 31, 2008.

           We utilized interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended. Gains and losses are recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. The counterparty to one of the interest rate swap covering $97.8 million notional amount of our debt is Lehman Brothers Special Financing, Inc., which has filed for protection under the U.S. bankruptcy laws. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of December 31, 2008. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of December 31, 2008 the fair market values of our two interest rate swaps were a loss of $9.2 million and a loss $6.4 million.

          The following is a summary of the economic terms of these agreements at December 31, 2008 (dollars in thousands):

Notional amount	$121,875
Fixed rate paid	5.355%
Variable rate received	1.459%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	$(9,167)

Notional amount	$97,750
Fixed rate paid	4.899%
Variable rate received	1.459%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	$(6,396)

          Immediately following our filing for bankruptcy, the counterparties to these interest rate swap agreements elected to early terminate the interest rate swap agreements.

Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at December 31, 2008 was $0.8 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at December 31, 2008 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$775

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements set forth on pages F-1 to F-57 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES-

Evaluation of Disclosure Controls and Procedures

          In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

          Because we are a limited partnership, the listing standards of the New York Stock Exchange did not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee.

          We are managed and operated by the directors and officers of our general partner. All of our operating personnel are employees of an affiliate of our general partner. Mr. Miller, our vice president-chartering, devotes a majority of his time to managing our business and affairs and those of the Joint Venture. Our remaining officers will spend all of their business time managing our business and affairs and those of the Joint Venture.

          The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position with US Shipping General Partner LLC

Ronald L. O’Kelley	63	President, Chief Executive Officer and Director
Joseph P. Gehegan	63	Chief Operating Officer and Director
Jeffrey M. Miller	54	Vice President - Chartering
Jan T. Ziobro	52	Vice President - New Construction
Dennis J. Fiore	57	Vice President - Chief Financial Officer
Bryan S. Ganz	50	Director
William M. Kearns, Jr	73	Director
Gerald Luterman	65	Director

          Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

          Ronald L. O’Kelley was appointed president and chief executive officer of our general partner in August 2008. He joined the board of directors of our general partner in October 2004. Mr. O’Kelley was chairman and chief executive officer of Atlantic Coast Venture Investments Inc., a private investment company, until August 2008. Mr. O’Kelley served as executive vice president, chief financial officer and treasurer of State Street Corporation from 1995 to 2002, as chief financial officer at Douglas Aircraft Company from 1991 to 1995 and as chief financial officer at Rolls Royce Inc. from 1983 to 1991. He served in senior financial positions at Citicorp from 1975 to 1983 and at Texas Instruments Incorporated from 1969 to 1975. Mr. O’Kelley is a director of Selective Insurance Group, Inc. Mr. O’Kelley serves as an advisor to the Donald Jones Center for Entrepreneurship at the Tepper School of Business and is a member of the National Association of Corporate Directors and the Corporate Directors Group. Mr. O’Kelley is a graduate of Duke University and has an MBA from the Tepper School of Business.

          Joseph P. Gehegan has been chief operating officer and a director of our general partner since its formation, served as president of our general partner from its formation until August 2008 and has served as president and chief operating officer of United States Shipping Master LLC since September 2002, which he joined in connection with our acquisition of six ITBs from Hess. Mr. Gehegan was employed in various capacities for Hess from 1979 to 2002, most recently serving as vice president of marine operations and commercial ship utilization. From 1972 to 1979, Mr. Gehegan was employed in various capacities by Amoco, most recently as vice president of marine operations. Mr. Gehegan is a graduate of the U.S. Merchant Marine Academy and immediately following graduation worked aboard Jones Act merchant ships as an officer for three years.

          Jeffrey M. Miller has served as vice president-chartering of our general partner since its formation and has served as vice president-chartering of United States Shipping Master LLC since September 2002. Prior to joining United States Shipping Master LLC, Mr. Miller was employed in various capacities for Marine Transport Lines, Inc. from 1985 to 2002, most recently serving as Vice President of Chartering. Mr. Miller is a graduate of the U.S. Merchant Marine Academy and worked aboard Jones Act merchant vessels in various positions for ten years. Mr. Miller serves in various capacities with the three entities owned by Paul Gridley, the former chairman and chief executive officer of our general partner, that own and operate two barges of less than 6,000 dwt that transport non-petroleum products.

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

          Dennis J. Fiore joined our general partner in April 2009 as vice president--chief financial officer. From June 2008 to April 2009 he was a consultant to our general partner and served as interim corporate controller and, from February 2009 acting chief financial officer. From 2005 to 2008 he was a partner with Tatum LLC, a national CFO consulting firm. He served as CFO of Akrion, Inc, a semiconductor equipment supplier, from 1999 to 2005. Prior to that he served as CFO for Sybron Chemicals (1997 to 1998) and InterMetro Industries (1994 to 1997), and as Corporate Controller for Chemical Leaman Corp from 1990 to 1993. From 1978 to 1990 Mr. Fiore was with Honeywell, Inc.’s process control business. He started his career there as a senior accountant; rose to Division Controller in 1985; then became VP & GM of the field instruments business in 1988. He started his career as an auditor with Arthur Andersen in 1974. Mr. Fiore holds a B.A. in liberal arts from LaSalle University; an M.B.A. from Rutgers University; and was licensed as a C.P.A. in Pennsylvania in 1977.

          Bryan S. Ganz joined the board of directors of our general partner in February 2005. Mr. Ganz has been chairman of GPX International Tire Company since June 2008, and was its co-president and co-chief executive officer from its formation in 2005 until June 2008. Prior to the formation of GPX, Mr. Ganz served as president and chief executive officer of Galaxy Tire & Wheel, Inc., a manufacturing company, since 2001 and served as chief operating officer from 1992 to 2000. Mr. Ganz founded Paramount Capital Group, an investment advisory firm, in 1983 and served as president until 1990. Mr. Ganz is a graduate of Columbia School of Law and Georgetown University.

          William M. Kearns, Jr. has been a member of the board of directors of our general partner since its formation in 2004 and has been a director of United States Shipping Master LLC since September 2002. Mr. Kearns has been President of W.M. Kearns & Co., Inc., a private investment company, since 1994, chairman and co-chief executive officer of Keefe Managers, LLC, a money management firm, since 2002, and vice chairman, Keefe Managers, Inc., a money management firm, from 1998 to 2002. Mr. Kearns was a managing director of Lehman Brothers, an investment bank, and its predecessor firms from 1962 to 1994. Mr. Kearns is a director of Transistor Devices, Inc., a senior advisor to Proudfoot Consulting, PLC, Advisory Board of Private Client Resources and a trustee of EQ Advisors Trust (AXA Equitable Life Insurance Company), and AXA Enterprise Funds Trust (AXA Financial).

          Gerald Luterman has been a member of the board of directors of our general partner since May 2006. Mr. Luterman was executive vice president and chief financial officer of KeySpan Corporation from August 1999 to September 2007. He retired when the company was acquired by National Grid of the United Kingdom. Prior to this time, Mr. Luterman had more than 30 years experience with companies including American Express, Booz Allen & Hamilton and Arrow Electronics. Mr. Luterman is a director of NRG Energy, Ramsey Industries and Lutheran Medical Center. Mr. Luterman qualified as a Canadian Chartered Accountant and holds a Bachelor of Commerce degree from McGill University and an MBA from Harvard Business School.

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

Availability of Corporate Governance Documents

          Copies of our annual report, board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.usslp.com and in print upon written request to the chief financial officer, US Shipping General Partner LLC, P.O. Box 2945, Edison, NJ 08818.

Reimbursement of Certain Expenses to our General Partner

          Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2008, 2007 and 2006, these reimbursed expenses totaled approximately $63.3 million, $54.3 million and $46.4 million, respectively.

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

          Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4’s were required by those persons, we believe that during the year ending December 31, 2008, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Kearns reported one purchase of common units three business days late.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

          As is commonly the case for publicly-traded limited partnerships, we and our subsidiaries do not have any employees. We are managed by our general partner. Our executive officers are also the executive officers of our general partner and are employees of our general partner. Our officers, except for Mr. Miller, our vice president—chartering, spend all of their business time managing our business affairs and those of the joint venture we formed to construct up to nine petroleum tankers (the “Joint Venture”). Mr. Miller devotes a majority of his time to managing our business affairs and those of the Joint Venture.

          In this compensation discussion and analysis, we discuss our compensation objectives, our decisions and the rational behind these decisions relating to 2008 compensation for our executive officers.

Objectives of Our Compensation Program

          Our primary business objectives are to:

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

What our Compensation Program is Designed to Reward

          Our compensation program is designed to reward performance that contributes to the achievement of our business objectives and business strategies on both a short-term and long-term basis. In addition, we reward qualities that we believe help achieve our business objectives and business strategies such as teamwork, individual performance in light of general economic and industry specific conditions, the ability to manage our existing vessels, the ability to address the OPA 90 phase out requirements and level of responsibility. In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation “at-risk” than do our other employees; consequently, we have tried to establish the “at-risk” portions of our executive’s total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

          Our compensation program is comprised of four elements:

(i)

base salary, which is intended to provide an annual salary at a level consistent with competitive market practice, to reflect each executive officer’s position and level of responsibility and to recognize each executive officer’s education, experience and unique value to our success;

(ii)	annual bonuses, which are designed to help motivate management to achieve key operational objectives by rewarding achievement of these objectives;

(iii)	equity-linked awards, which are designed to align executives’ interests with the interests of our unitholders, thereby encouraging actions to maximize short-term and long-term unitholder value; and

(iv)	benefits, such as matching 401(k) plan contributions, which we have determined are necessary in order to provide a competitive remuneration package.

          The relative proportion of total compensation paid or awarded to our executive officers for each individual component of compensation (salary and annual bonuses) varies for each executive officer based on the executive’s level in the organization. The level correlates with the executive’s ability to impact business results through the executive’s performance and leadership role. Our president and chief executive officer, chief operating officer, and vice president-chartering have a greater impact on achievement of the business strategy and overall business performance. Therefore, a higher proportion of their total compensation may be through annual bonuses.

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

          Based on the advice of the independent consultant engaged by the committee and our desire to have a larger portion of 2008 compensation be in the form of incentive compensation, as well as our financial condition, the compensation committee determined to keep 2008 base salary at the 2006 levels. On August 22, 2007 in connection with Albert Bergeron assuming the additional duties of chief administrative officer, his salary was increased from $261,000 per year to $310,000 per year.

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

          In 2006, we awarded cash bonuses at the end of the year based upon the compensation committee’s judgment of the success achieved by us, and management’s role in such success. The bonuses were awarded based on management addressing our OPA 90 phase out requirements by entering into the Joint Venture to construct up to nine petroleum tankers and entering into construction contracts for four additional ATBs as well as obtaining the financing for the construction of the first three of these vessels. However, the committee, recognizing the effect of the delay and increased cost in constructing the first ATB, reduced the bonuses that otherwise would have been paid in 2006 and, to provide additional incentive to management, created an additional bonus to be paid if our first ATB was delivered and placed in operation by May 15, 2007. Because the first ATB was not placed into operation until July 2007, this additional bonus was not paid.

          In 2007, the compensation committee established performance goals on which bonuses were to be based under the US Shipping General Partner LLC Annual Incentive Compensation Plan, subject to the overall discretion of the committee to adjust the bonuses based on the Partnership’s performance and extenuating circumstances, if any. These performance goals were established with the assistance of Cavanagh & Associates, who was retained by the compensation committee to advise it. The performance goals included both overall organizational goals and individual goals tailored to each executive’s duties and responsibilities. Sixty percent of such bonuses were based upon organizational goals, specifically Distributable Cash Flow target levels set by the compensation committee. Distributable Cash Flow is a non-GAAP financial measure which determines how much cash we are able to distribute to our unitholders. If the targeted goals for an executive were achieved, he would receive a bonus equal to 75% of his base salary for 2007. The maximum amounts payable to each executive under the bonus plan for 2007 was 100% of base salary. If the targeted goals for an executive were not achieved, but certain thresholds were met, the executive could receive a bonus at the discretion of the compensation committee. We exceeded the maximum Distributable Cash Flow goals and the executives met varying portions of their personal goals. Based solely upon the formulas, and before our exercise of discretion, the bonus computation for each of Messrs. Gridley, Gehegan, Miller, Bergeron and Ziobro would have been $392,000, $342,000, $251,000, $265,000 and $81,000, respectively. However, in light of the liquidity issues facing us and our decision not to pay a distribution on the subordinated units for the fourth quarter of 2007, the compensation committee determined that it was appropriate to reduce the bonuses of Messrs. Gridley, Gehegan and Bergeron to $96,000, $92,000 and $114,000, respectively, which amounts were the same as the cash bonuses paid to these individuals for 2006.

          For 2008, the compensation committee determined that in light of the challenges facing the Partnership, it would not be feasible to establish meaningful quantitative goals and, therefore, bonuses for 2008 would be determined by the committee based upon the Partnership’s performance in 2008 and its financial condition and prospects at the time of determination. The 2008 bonuses paid out in 2009 for Messrs. Gehegan, Miller and Ziobro were $155,000, $102,000, and $92,000, respectively. In addition, Mr. O’Kelley, who became our President and Chief Executive Officer in August 2008, received a bonus of $70,000. The bonus represents approximately 40% of each individual’s base salary except for Mr. O’Kelley’s, which represents approximately 42% of the salary he earned during 2008.

          Because of the Partnership’s bankruptcy filing, no goals have been established for 2009. Pursuant to the proposed plan of reorganization, an incentive compensation plan for the reorganized company’s management will be adopted; however, the terms of that plan have not yet been established.

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

          Our long-term incentive plan will be replaced by a new plan, not yet developed, in connection with our reorganization.

          Management Incentive Interest in Our General Partner. In connection with our initial public offering, certain executive officers of our general partner were granted the right to receive in aggregate 10% (subsequently reduced to 4.3% as a result of Messrs. Bergeron, Colletti and Gridley ceasing to be executive officers) of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will also be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units. Through December 31, 2008, no amounts had been earned under this plan. As a result of our bankruptcy filing, no payments will be made in respect of these rights.

          Benefits. We provide benefits or perquisites that we believe are standard in industry. These benefits consist of a group medical and dental insurance program for employees and their qualified dependents, group life insurance for employees and their spouses, accidental death and dismemberment and long-term disability coverage for employees and a 401(k) employee savings plan. Our executive officers do not participate in a supplemental employment retirement benefit of any kind.

          The 401(k) plan permits eligible employees to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 5% of an employee’s pre-tax annual compensation, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of their employment with us. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made. We made the maximum matching contributions to the plan for the years ended December 31, 2006, 2007 and 2008.

How Elements of Our Compensation Program are Related to Each Other

          We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Prior to 2008 our compensation philosophy was to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular through participation in the growth of our quarterly distributions, a significant component of executive compensation. Because our common units no longer have any value, we must use cash bonuses to reward performance. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Other Compensation Related Matters

          Equity Ownership. Although we encourage our executive officers to retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our executive officers from using puts, calls or options to hedge the economic risk of their ownership.

          In the aggregate, as of December 31, 2008, our executive officers beneficially owned an aggregate of 577,024 limited partner units, or approximately 3.2% of our total outstanding units, including the 568,959 class B subordinated units owned by United States Shipping Master which are attributable to our executive officers, as well as an aggregate approximately 8.2% indirect ownership interest in the general partner and an aggregate 4.3% interest in the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution of $0.45.

          Amounts received by our executive officers in respect of the common units beneficially owned by them are as follows:

	2006		2007		2008

Executive Officers	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units

Joseph Gehegan	$30,078	$483,680	$39,312	$362,760	$19,656	$—
Ronald O’Kelley[2]	1,800	—	4,500	—	4,500	—
Jeffrey Miller	9,518	540,446	16,470	405,335	8,235	—
Dennis Fiore[1]	—	—	—	—	—	—
Jan Ziobro	—	—	—	—	—	—

	$41,396	$1,024,126	$60,282	$768,095	$32,391	$—

1. Mr. Fiore became an executive officer in April 2009.

2. Amounts were received prior to Mr. O’Kelley becoming an executive officer in August 2008.

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
          Bryan Ganz

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

Summary Compensation Table

          The following table sets forth certain information with respect to compensation of our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total

Paul B. Gridley (1)	2008	$337,891	$—		$—	$—	$—	$—	$—	$337,891
Former Chairman and CEO	2007	$417,000	$96,000		$—	$—	$—	$—	$—	$513,000
	2006	$417,000	$96,000	(2)	$—	$—	$—	$—	$—	$513,000

Ronald O’Kelley (3)	2008	$165,998	$70,000		$—	$—	$—	$—	$5,213	$241,211
President and CEO

Joseph P. Gehegan	2008	$389,000	$155,000		$—	$—	$—	$—	$11,500	$555,500
Chief Operating Officer	2007	$389,000	$92,000		$—	$—	$—	$—	$11,000	$492,000
	2006	$389,000	$92,000	(2)	$—	$—	$—	$—	$10,500	$491,500

Jeffrey M. Miller	2008	$257,000	$102,000		$—	$—	$—	$—	$11,500	$370,500
Vice President - Chartering	2007	$257,000	$251,000		$—	$—	$—	$—	$11,000	$519,000
	2006	$257,000	$114,000	(2)	$—	$—	$—	$—	$10,500	$381,500

Albert E. Bergeron (5)	2008	$310,000	$—		$—	$—	$—	$—	$11,500	$321,500
Former Vice President - CFO	2007	$278,841	$114,000		$—	$—	$—	$—	$11,000	$403,841
	2006	$261,000	$114,000	(2)	$—	$—	$—	$—	$10,500	$385,500

Jan T. Ziobro (6)	2008	$230,000	$92,000		$—	$—	$—	$—	$11,500	$333,500
Vice President - New Construction	2007	$156,872	$81,000		$—	$—	$—	$—	$5,927	$243,799

(1)

Mr. Gridley left our employ on October 23, 2008. As a result of Mr. Gridley’s termination of employment, he is contractually entitled to receive under the terms of his employment agreement entered into in connection with the Partnership’s initial public offering in November 2004 severance in the amount of $1,251,000, payable in equal semi-monthly installments for a period of two years, provided that if a change of control of the Partnership occurs prior to October 22, 2009, he will be entitled to an additional $625,500, and such amount, together with certain portions of the unpaid portion of the $1,251,000, will be immediately due and payable. Mr. Gridley received $117,000 under this severance arrangement during 2008. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Gridley.

(2)

Does not include for each of Messrs. Gridley, Gehegan, Miller and Bergeron, an additional $96,000, $92,000, $38,000 and $38,000 that would have been payable if our first articulated tug barge had been delivered and placed in operation by May 15, 2007.

(3)

Mr. O’Kelley joined us on August 8, 2008 at an annual salary of $417,000. In addition, we pay $8,500 per month for an apartment we leased in New York City for Mr. O’Kelley’s use while he is present at our corporate offices in New Jersey.

(4)	Consists of matching contributions under a 401(k) plan.

(5)

Mr. Bergeron left our employ on December 30, 2008. Pursuant to the terms of Mr. Bergeron’s employment agreement, which was entered into in connection with the Partnership’s initial public offering in November 2004, he is contractually entitled to receive severance in the amount of $930,000, payable in equal semi-monthly installments over a period of two years, provided that if a change of control of the Partnership (as defined in the employment agreement) occurs prior to December 30, 2009, he will be entitled to an additional $465,000. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Bergeron.

(6)	Mr. Ziobro joined us in April 2007 at an annual salary of $230,000.

Mr. Fiore became our chief financial officer and an executive officer in April 2009 at an annual salary of $300,000.

Employment Agreements

          In connection with our initial public offering, USS Vessel Management, LLC, a subsidiary of our general partner, entered into amended and restated employment agreements with each of Messrs. Gridley, Gehegan, Miller and Bergeron, who were executive officers at the time. In 2007, USS Vessel Management entered into an employment agreement with Mr. Ziobro in connection with his joining us as vice president—new construction. Neither Mr. O’Kelley nor Mr. Fiore, who became our vice president--chief financial officer in April 2009, has an employment agreement with us. Mr. Gridley left our employ in October 2008. Mr. Bergeron left our employ in December 2008. Each of Messrs. Fiore, Gehegan, O’Kelley and Ziobro are required to devote all of his business time to managing our business (including the business of our Joint Venture). Mr. Miller is required to devote a majority of his time to managing our business (including the business of our Joint Venture).

          Under their respective employment agreements, Messrs. Gehegan, Miller and Ziobro each is currently entitled to receive annual salaries of $389,000, $257,000 and $230,000, respectively. Each of the employment agreements provides for bonuses to be paid at the discretion of the board of directors. In addition, Mr. Ziobro is entitled to be paid the cash equivalent of the 975 shares of Overseas Shipholding Group, Inc. (“OSG”) he forfeited as a result of terminating his employment with OSG. He will receive, on each date that the shares would have vested and forfeiture obligation would have lapsed with respect to the forfeited OSG shares, an amount equal to the product determined by multiplying (i) the number of OSG shares which became vested on such date by (ii) the closing price of OSG stock on the date Mr. Ziobro commenced employment with us. The cash payments due to Mr. Ziobro under this arrangement are $23,036, $17,045 and $7,940 due in January 2009, 2010 and 2011, respectively. At the time their employment terminated, Messrs. Gridley’s and Bergeron’s annual salaries were $417,000 and $310,000, respectively.

          The employment agreements for each of Messrs. Gehegan and Miller expire in October 2009, and the employment agreement for Mr. Ziobro expires in April 2010. Each of the employment agreements will thereafter automatically renew for successive one-year terms unless either party to such employment agreement furnishes the other 60 days’ prior written notice of its intent not to renew the agreement.

          The employment agreements with each Messrs. Gehegan, Miller and Ziobro provide, and the agreements with Messrs. Bergeron and Gridley provided, that in the event we terminate the employment of any of them without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, he will be entitled to:

•	monthly payments equal to one-twelfth of his then annual salary and target bonus for a period of two years (one year in the case of Mr. Ziobro) (such period the “severance period”); and

•

continue to participate, at our expense (to the same extent we bear such expense at the time of termination), in our health insurance and disability insurance programs, to the extent permitted under such programs, until the earlier of the end of the severance period or the date the executive begins employment with another entity which provides substantially similar benefits.

          If during negotiations regarding or within two years following a change in control of our general partner or U.S. Shipping Partners L.P. the employment of any of Messrs. Gridley, Gehegan, Miller, Bergeron or Ziobro is terminated without justifiable cause, as defined in the employment agreement, or we elect not to renew the employment agreement at the end of its term, or if any of them terminate their employment for good reason, as defined in the employment agreement, we will pay severance equal to three times (two times in the case of Mr. Ziobro) his then annual salary and target bonus. See “—Potential Payments Upon Termination or Change in Control” below.

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

•

the executive’s engagement in conduct or activities materially damaging to the property, business or reputation of us or our affiliates, as determined in reasonable good faith by the board of directors (except this provision did not apply in the case of Mr. Gridley);

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

          The employment agreement of Mr. Miller provides, and the employment agreement of Mr. Gridley prior to its termination provided, that their current engagement in the transportation of chemical products in two tank barges of less than 20,000 deadweight tons, other than transportation of petroleum or petroleum products, is not a violation of the non-compete provisions of the employment agreement as long as either (1) he engages in such business on a continuous basis or (2) if he does not engage in such business on a continuous basis, we are not engaged in such business at the time he decides to reenter such business. Pursuant to these provisions, Messrs. Gridley and Miller currently own and operate two Jones Act barges that transport caustic soda and calcium chloride under contracts with third parties. In addition, Messrs. Gridley and Miller are permitted under their employment agreements to acquire and operate additional tank barges of less than 15,000 deadweight tons in the transportation of chemical products, other than transportation of petroleum or petroleum products, provided that if at any time more than 50% of the income to be generated by such barge in a six-month period is expected to be “qualifying income,” then they must offer us the opportunity to acquire such tank barge.

          As a result of Mr. Gridley’s termination of employment on October 23, 2008, he is contractually entitled to receive under the terms of a severance agreement (which reflected his rights under his employment agreement) severance in the amount of $1,251,000, payable in equal semi-monthly installments for a period of two years, provided that if a change of control of the Partnership occurs prior to October 22, 2009, he will be entitled to an additional $625,500, and such amount, together with certain portions of the unpaid portion of the $1,251,000, will be immediately due and payable. In connection with the termination of Mr. Gridley’s employment, his non-compete period was reduced from three years to two years. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Gridley.

          As a result of Mr. Bergeron’s termination of employment on December 30, 2008, he is contractually entitled to receive severance in the amount of $930,000, payable in equal semi-monthly installments over a period of two years, provided that if a change of control of the Partnership (as defined in the employment agreement) occurs prior to December 30, 2009, he will be entitled to an additional $465,000. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Bergeron.

Grants of Plan-Based Awards Table

          This table has been omitted because no plan-based awards were made in 2008. See “— Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

          This table has been omitted because there were no outstanding equity awards at December 31, 2008.

Option Exercises and Stock Vested Table

          This table has been omitted because there were no options exercised or common units vested during 2008.

Pension Benefits

          The general partner of the Partnership sponsors a 401(k) plan that is available to all U.S. employees, but does not maintain a pension or defined benefit program. The Partnership does not have a nonqualified deferred compensation plan or program for its officers or employees.

Potential Payments upon Termination or Change-in-Control

          The following table sets forth potential amounts payable to our current executive officers upon termination of employment under various circumstances, and as if terminated on December 31, 2008.

Potential Payments upon Termination or Change-in-Control

Name		By Reason of Death	By Reason of Disability (3)	Termination By Partnership Without Justifiable Cause or By Non- renewal of Employment Agreement	By Executive With Good Reason	Of Employment Within Two Years Following a Change in Control

Joseph P. Gehegan
Salary and Bonus	(1)	$—	$680,750	$1,361,500	$1,361,500	$2,042,250
Health Benefits	(2)	$—	$—	$565	$565	$565

		$—	$680,750	$1,362,065	$1,362,065	$2,042,815
Jeffrey M. Miller
Salary and Bonus	(1)	$—	$449,750	$899,500	$899,500	$1,349,250
Health Benefits	(2)	$—	$—	$565	$565	$565

		$—	$449,750	$900,065	$900,065	$1,349,815
Jan T. Ziobro
Salary and Bonus	(1)	$—	$368,000	$368,000	$368,000	$736,000
Health Benefits	(2)	$—	$—	$516	$516	$516

		$—	$368,000	$368,516	$368,516	$736,516

(1)

Based on a target bonus of 50% of base salary except for Mr. Ziobro whose target bonus is at 40% of base pay. Pursuant to the terms of the employment agreements, if the Compensation Committee of the Board of Directors does not set a target bonus for the year, the executive’s bonus target is 50% of base salary except for Mr. Ziobro whose target bonus is at 40% of base pay.

(2)

Assumes we pay benefits for entire severance period. Our obligation to pay these benefits will terminate if executive begins employment with another entity that provides substantially similar benefits.

(3)

Pursuant to their employment agreements, each executive is entitled to receive his compensation (including bonus, if any) until he begins to receive benefits under the long-term disability insurance plan provided by us. In the event that payments received from such long-term disability insurance plan do not equal the disabled executive’s rate of salary at the time of disability, then for a period of 12 months we are obligated to pay the executive the difference between the policy benefit and the disabled executive’s rate of salary, subject to applicable tax withholding. The calculated amounts assume salary and, in accordance with the terms of their employment agreements, a target bonus of 50% of 2008 base salary for the salary continuation period, as well as no reduction as a result of payments made under the long-term disability insurance plan. Such payments, if made under the long-term disability insurance plan, may reduce Messrs. Gehegan, Miller and Ziobro’s disability payments by us up to $120,000.

Messrs. O’Kelley and Fiore have no contractual right to any payments upon termination of employment.

Compensation of Directors

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

•	that William M. Kearns, Jr. be paid an additional annual retainer of $12,000 for serving as lead director of the board of directors.

          Effective October 1, 2008, the compensation committee of the board of directors of our general partner revised the compensation being paid to non-management directors for their service as directors to a fixed fee of $20,000 per quarter with no additional fees for meetings attended, plus reimbursement of out-of-pocket expenses. Prior to this change, each of our non-management directors received a quarterly cash retainer fee of $13,000 in consideration of their services as director of our general partner, plus a cash fee of $1,000 for each board meeting that they participated in. Furthermore, the chairman of the audit committee received a $10,000 annual retainer, and each of the other members of the audit committee received a $5,000 annual retainer. Beginning in 2008, we paid the lead outside director a $12,000 annual retainer. In addition, in 2007 and 2008 we issued common units to each of the non-management, non-Sterling investors having a value of $38,000 in 2007 and $36,000 in 2008.

          The following table sets forth the compensation paid to our non-employee directors during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Received (1)	Total

Bryan Ganz	$80,817	$36,412	$117,229
William Kearns	107,150	36,412	143,562
Gerald Luterman	86,150	36,412	122,562
M. William Macey, Jr. (2)	54,500	—	54,500
Douglas Newhouse (2)	62,500	—	62,500
Ronald O’Kelley (3)	79,483	36,412	115,895

	$470,600	$145,648	$616,248

(1)

Represents the grant date value, computed in accordance with Statement of Financial Accounting Standards No. 123R, of 3,065 restricted common units granted on April 1, 2008 under our Long-Term Incentive Plan. These restricted units vested immediately.

(2)

Beginning in January 2008, Messrs. Macey and Newhouse began to receive directors’ fees in an amount equal to the amount paid in cash to our other non-management directors, consisting of an annual retainer of $50,000, a $1,000 per meeting fee (beginning April 2008) and, in the case of Mr. Newhouse, a $1,000 per meeting fee relating to his service on our compensation committee (beginning April 2008). Their fees were paid to Sterling Investment Advisors. Messrs. Macey and Newhouse resigned as directors in October 2008.

(3)	Mr. O’Kelley ceased to receive director fees when he became our president and chief executive officer in August 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

          The following table sets forth the beneficial ownership of common units of U.S. Shipping Partners L.P. of (i) beneficial owners of 5% or more of such units, (ii) each director and named executive officer of US Shipping General Partner LLC and (iii) all directors and executive officers as a group, as of March 31, 2009. Unless otherwise indicated, the address of all persons and entities listed below is c/o U.S. Shipping Partners L.P., 399 Thornall Street, 8th Floor, Edison, New Jersey 08818.

Name of Beneficial Owner	Common Units	Percentage of Common Units	Subordinated Units	Percentage of Subordinated Units	Percentage of Total Common and Subordinated Units

United States Shipping Master LLC (1)	—	—	6,899,968	100%	37.8%
Sterling/US Shipping L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880 (2)	140,705	1.2%	6,899,968	100%	38.6%
Sterling Investment Partners Side-by-Side L.P. c/o Sterling Investment Partners L.P. 285 Riverside Avenue Westport, CT 06880 (3)	2,345	*	—	—	*
Fiduciary Asset Management, LLC 8112 Maryland Avenue Suite 400 St. Louis, MO 63105 (4)	850,356	7.5%	—	—	4.7%
Bryan Ganz	15,065	*	—	—	*
Joseph P. Gehegan (5)	—	*	—	—	*
Gerald Luterman	5,065	*	—	—	*
William M. Kearns, Jr. (6)	25,065	*	—	—	*
Jeffrey M. Miller (7)	—	*	—	—	*
Ronald L. O’Kelley	8,065	*	—	—	*
Jan T. Ziobro	—	*	—	—	*

* Less than 1%
All directors and executive officers officers as a group (7) persons	53,260	0.5%	—	—	*

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

(3).	The general partner of Sterling/US Shipping L.P. serves as the general partner of Sterling Investment Partners Side-by-Side L.P.

(4).

Information is based on the Schedule 13G filed by Fiduciary Asset Management, LLC on February 14, 2008. The Schedule 13G notes that Fiduciary Asset Management is deemed the beneficial owner of these common units because it has shared dispositive power with respect to 850,356 common units.

(5).

Under Shipping Master’s operating agreement Mr. Gehegan owns a (a) 3.89% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 16.51% pecuniary interest in the class B subordinated units directly owned by Shipping Master. Mr. Gehegan will have the right to receive 2.7% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on the common and subordinated units in excess of the minimum quarterly distribution. He will only receive these amounts on the conversion of the class A subordinated units into common units, but upon such conversion he will be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

(6).

Pursuant to Shipping Master’s operating agreement, Mr. Kearns owns a (a) 0.53% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) a 0.70% pecuniary interest in the class A subordinated units directly owned by Shipping Master.

(7).

Under Shipping Master’s operating agreement, Mr. Miller owns a (a) 4.35% pecuniary interest in the general partner interest and incentive distribution rights indirectly owned by Shipping Master, and (b) 18.45% pecuniary interest in the class B subordinated units directly owned by Shipping Master. He will have the right to receive 1.6% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on common and subordinated units in excess of the minimum quarterly distribution. He will only receive such amounts on the conversion of the class A units into common units, but upon such conversion he will be entitled to receive a “catch up” payment equal to the cumulative amount he would have received had such payments commenced at the closing of our initial public offering. He will receive a pro rata share of such amounts if less than all class A subordinated units convert into common units.

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

Distributions and Payments to Our General Partner and Its Affiliates

          United States Shipping Master LLC, the owner of our general partner, owns 6,899,968 subordinated units representing a direct 37.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us. Mr. Kearns, one or our directors, and Messrs. Gehegan and Miller, two of our executive officers, own an interest in Shipping Master. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

          Sterling/US Shipping L.P., by virtue of its right to elect a majority of the Board of Directors of Shipping Master, may be deemed to beneficially own the securities owned by Shipping Master and thus may be deemed to control our general partner. Sterling/US Shipping L.P. and affiliates purchased 143,050 common units in the August 7, 2006 equity financing, and received distributions in respect of those units aggregating $0.1 million during 2008.

          Our general partner does not receive any management fee or other compensation for its management of U.S. Shipping Partners L.P., other than pursuant to the incentive distribution rights described above. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf, including crew wages and benefits, general and administrative expenses, and the compensation of employees of affiliates of our general partner that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of the business of, and allocable to, U.S. Shipping Partners L.P. Our partnership agreement provides that our general partner determine in good faith the expenses that are allocable to U.S. Shipping Partners L.P. For the years ended December 31, 2008, 2007 and 2006 these reimbursed expenses totaled approximately $63.3 million, $54.3 million, and $46.4 million, respectively.

          If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

New York Office Sublease

          On September 23, 2005, we entered into a ten-year lease for office space to accommodate our New York office, commencing on January 1, 2006. We, as the lessee, sublease 75% of the leased space to certain companies affiliated with our former Chairman and Chief Executive Officer. Our average annual rental expense, net of sublease income of $0.3 million, is $0.1 million. The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property. Total rental expense excludes such additional expense payments as part of the minimum rentals. We have been reimbursed 75% of the cost of acquiring the letter of credit required by the landlord and have received a guaranty from our former Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit.

Shipping Master Voting Arrangement

          The limited liability company agreement of Shipping Master requires its members to vote the membership interests held by them to elect the following persons, in addition to certain other nominees, to the board of directors of Shipping Master: (i) up to four individuals designated by Sterling/US Shipping L.P., (ii) Mr. Gridley for as long as he is employed by Shipping Master as its chief executive officer and (iii) up to two other persons nominated by the board who are not affiliated with Sterling/US Shipping L.P. The limited liability company agreement provides that Mr. Gridley will serve as president as long as he remains an employee of Shipping Master or one of its subsidiaries. During the term of the limited liability company agreement, the holders of common membership interests of Shipping Master must vote the common membership interests held by them in the same manner as Sterling/US Shipping L.P. votes its preferred membership interests. In addition, the limited liability company agreement requires that the persons serving as directors of Shipping Master be appointed as directors of our general partner. As a result, Shipping Master and indirectly Sterling/Sterling L.P. have the right to elect all the directors of our general partner.

Management Incentive Interest in Our General Partner

          Our general partner is a wholly-owned subsidiary of Shipping Master. Accordingly, the owners of Shipping Master will receive all distributions made by us to our general partner in respect of the general partner interests and incentive distribution rights, subject to the rights granted to the executive officers of our general partner described below. The executive officers of our general partner have the right to receive approximately 4.3% of the distributions received by our general partner attributable to (i) the incentive distribution rights and (ii) that portion of its 2% general partner interest attributable to distributions on our common units and subordinated units in excess of the minimum quarterly distribution. The executive officers will only receive these amounts upon conversion of the class A subordinated units into common units, but upon such conversion they will be entitled to receive a “catch up” payment equal to the cumulative amount they would have received had such payments commenced in November 2004. The executive officers will receive a pro rata share of such amounts to the extent that less than all the class A subordinated units convert into common units.

USS Product Manager LLC

          USS Product Manager LLC (“Product Manager”), our wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it receives the following, subject to certain specified limitations:

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement are being performed by employees of US Shipping General Partner LLC, our general partner. Certain members of the Partnership’s management devote significant time to the management and operation of the Joint Venture. For years ended December 31, 2008 and 2007, we recorded $1.4 million and $0.3 million, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation. We have reached an agreement in principle to settle litigation with the Joint Venture Investors and lenders to the Joint Venture, subject to completion of definitive documentation and Bankruptcy Court approval, that will result in us ceasing to manage the Joint Venture. See “Item 3. Legal Proceedings.”

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1.0 million per vessel constructed, subject to certain limitations, in addition to the oversight fees. For years ended December 31, 2008 and December 31, 2007, Product Manager recognized $1.4 million and $0.4 million, respectively, in fees for these site supervision activities, which were eliminated in consolidation. However, in January 2009, the Joint Venture reassumed these responsibilities and engaged a third party to provide these site supervision services.

The Blackstone Group and Affiliates

          In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10.8 million to the Joint Venture Investors. For the years ended December 31, 2008 and 2007, the Joint Venture has paid interest of $9.3 million and $5.4 million, respectively, to the Joint Venture Investors. See “Item 1. Business—Our Vessels--New Product Tankers” for more information regarding the Joint Venture.

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

          Beginning in 2008, each of Messrs. Macey and Newhouse, Sterling Investment Partners’ designees on the Board of Directors of our general partner, were each paid $54,500 and $62,500, respectively, for their services as members of the Board of Directors and for their service on various committees of the Board, which fees were equivalent to the cash fees paid to the other non-employee directors for their Board and committee services. See “Item 11; Executive Compensation. On October 23, 2008, as part of the Partnership right sizing its operation, Messrs. Macey and Newhouse resigned as directors of the general partner.

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

          Indemnification

          Under the omnibus agreement, Shipping Master agreed to indemnify us after the closing of the initial public offering for a period of five years against certain environmental and toxic tort liabilities in excess of $500,000 associated with the operation of the assets before the closing date of our initial public offering. Liabilities resulting from a change in law after the closing of our initial public offering are excluded from the environmental indemnity. There is an aggregate cap of $10 million on the amount of indemnity coverage provided by Shipping Master for the environmental and toxic tort liabilities.

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

          The Board of Directors of the general partner (the “Board of Directors”) has standing Audit, Compensation, Conflicts and Nominating committees. Each committee (other than the Conflicts committee, whose duties are governed by our partnership agreement) has a written charter.

          The Board of Directors held 19 meetings during 2008. Each director attended at least 75% of the aggregate of both the total number of meetings of the board of directors of US Shipping General Partner LLC and the total number of meetings held by all committees of such board on which he served (during the periods that he served).

Board Committees

          Audit Committee

          The Board of Directors has a standing audit committee comprising of Messrs. Kearns, Luterman and Ganz. Mr. O’Kelley, formerly the chairman of the Audit Committee, became CEO as of August 8, 2008, at which time he was replaced on the audit committee by Mr. Ganz, who was appointed the new committee chairman. The Board of Directors has determined that Messrs. Kearns, Luterman and Ganz are independent within the meaning of the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. Ganz is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

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

          The audit committee held eight meetings during 2008.

          Compensation Committee

          The Board of Directors has a standing compensation committee consisting of Messrs. Kearns and Ganz. Mr. Ganz replaced Mr. O’Kelley on the compensation committee upon Mr. O’Kelley’s becoming President and CEO of the Partnership on August 8, 2008. In addition, Mr. Newhouse served as a member of the compensation committee until he resigned on October 23, 2008. The compensation committee, among other tasks, determines and approves the officers’ compensation and benefits, and reviews from time to time the compensation and benefits of non-employee directors.

          The compensation committee held ten meetings during 2008.

          Conflicts Committee

          The Board of Directors has a standing conflicts committee consisting of Messrs. Luterman and Kearns. Mr. O’Kelley ceased to be a committee member upon his becoming President and CEO of the Partnership on August 8, 2008. The conflicts committee reviews specific matters that the board of directors of US Shipping General Partner LLC believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement, including any change to the amount of estimated capital expenditures deducted from our calculation of available cash.

          The conflicts committee held one meeting during 2008.

          Nominating Committee

          Effective February 2006, US Shipping General Partner LLC elected a nominating committee consisting of Messrs. O’Kelley, Kearns and Macey. The nominating committee, among other tasks, assists the Board in its selection of individuals to fill any vacancies or newly created directorships on the Board. Unitholders have no right to elect our general partner or its Board of Directors. Mr. Macey stepped down as a member of the committee when he resigned as a director in October 2008.

          The nominating committee did not meet during 2008.

Independent Directors

          The Board has two members of management, Ronald O’Kelley, President and Chief Executive Officer, and Joseph Gehegan, Chief Operating Officer, and three non-management directors. The Board has determined that the non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. Because we are a limited partnership, the listing standards of the New York Stock Exchange did not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee. The independent directors are: William Kearns, Jr., Gerald Luterman and Bryan Ganz.

          Mr. Bryan Ganz is chairman and a director of GPX International Tire Company, a portfolio company of Sterling Investment Partners L.P. and Sterling Investment Partners II, L.P.

          The independent directors held three meetings during 2008.

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

Executive Sessions of the Board of Directors

          Messrs. Ganz, Kearns, and Luterman, who are independent non-management directors of our general partner, meet at regularly scheduled executive sessions without the management directors. These meetings are chaired by Mr. Kearns as lead director. Persons wishing to communicate with our non-management directors may do so by writing to them at US Shipping General Partner LLC, c/o Board of Directors, P.O. Box 2945, Edison, NJ 08818.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2008

          Management of US Shipping General Partner LLC is responsible for U.S. Shipping Partners L.P.’s internal controls and the financial reporting process. PricewaterhouseCoopers LLP, our independent registered public accounting firm for the year ended December 31, 2008, is responsible for performing an independent audit of the partnership’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of the Partnership’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

          The Audit Committee has reviewed and discussed U.S. Shipping Partners L.P.’s audited consolidated financial statements with management and PricewaterhouseCoopers LLP. The Audit Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61, (as amended) “Communications with Audit Committees.” The Audit Committee has received the written disclosures and the letter from PricewaterhouseCoopers LLP, as required by the applicable requirements of the PCAOB, and has discussed with PricewaterhouseCoopers LLP that firm’s independence

          Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, including discussion with outside counsel, the audit committee recommended to the Board that the audited consolidated financial statements of U.S. Shipping Partners L.P. be included in U.S. Shipping Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Members of the Audit Committee:
Bryan Ganz
William M. Kearns, Jr.
Gerald Luterman

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table presents fees and services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2008 and 2007.

	December 31,

	2008	2007

	(dollars in thousands)
Audit fees (1)	$1,121	$931
Tax fees (2)	1,205	636
All other fees (3)	—	2

Total	$2,326	$1,569

(1)

Fees for audit of annual financial statements, audit of financial statements of the Joint Venture, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC. Audit fees for 2007 include review of our S-3/A registration statement filed in January 2007 and review of our S-4 registration statement filed in February 2007.

(2)	Fees related to professional services for tax compliance, tax advice and tax planning.

(3)	Fees for online research product.

Audit Committee Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

          Consistent with SEC policies regarding auditor independence, following our initial public offering, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee takes action at least annually to authorize the performance by the independent auditor of several specific types of services within the categories of audit-related and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions. Services are subject to pre-approval of the specific engagement if they are outside the specific types of services included in the periodic approvals covering service categories or if they are in excess of specified fee limitations. The audit committee may delegate pre-approval authority to subcommittees. During 2008, no pre-approval requirements were waived.

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

First Amended and Restated Limited Liability Company Agreement of US Shipping General Partner LLC.(incorporated by reference to Exhibit 3.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

4.1

Indenture dated as of August 7, 2006 between U.S. Shipping Partners, L.P., a Delaware limited partnership (the “Company”), U.S. Shipping Finance Corp., a Delaware corporation (“Finance Corp.”, and together with the Company, the “Issuers”), each entity listed on Schedule I hereto (each a “Guarantor”, and collectively, the “Guarantors”) and Wells Fargo Bank, N.A., a national banking association, as trustee (the “Trustee”).(incorporated by reference to Exhibit 4.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2006)

10.1

Contribution, Conveyance and Assumption Agreement by and among United States Shipping Master LLC, US Shipping General Partner LLC, U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, United States Shipping LLC, United States Chemical Shipping LLC, USCS Chemical Chartering LLC, USS Chartering LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USCS Charleston LLC, and USCS Chemical Pioneer LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

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

Support Agreement dated as of September 13, 2002 between Amerada Hess Corporation and USS Chartering LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-118141 filed August 12, 2004)

10.6*	Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.6 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.7

Third Amended and Restated Credit Agreement, dated as of August 7, 2006, among U.S. Shipping Partners L.P., U.S. Shipping Operating LLC, ITB Baltimore LLC, ITB Groton LLC, ITB Jacksonville LLC, ITB Mobile LLC, ITB New York LLC, ITB Philadelphia LLC, USS Chartering LLC, USCS Chemical Chartering LLC, USCS Chemical Pioneer Inc., USCS Charleston Chartering LLC, USCS Charleston LLC, USCS ATB LLC, USS ATB 1 LLC, USS ATB 2 LLC, USCS Sea Venture LLC, USS M/V Houston LLC, USS JV Manager Inc., USS PC Holding Corp., U.S. Shipping Finance Corp. and USS Product Manager LLC as the Borrowers, and certain commercial lending institutions, as the Lenders, Canadian Imperial Bank of Commerce as Letter of Credit Issuer, Canadian Imperial Bank of Commerce, as the Administrative Agent for the Lenders, Lehman Commercial Paper Inc., as the Syndication Agent, KeyBank National Association, as the Collateral Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.8

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.9

Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 25, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.10

Third Amendment to Third Amended and Restated Credit Agreement, dated as of June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

10.11†

Limited Liability Company Agreement of USS Product Investors LLC dated August 7, 2006 (incorporated by reference to Exhibit 10.4 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.12*	Amended and Restated Employment Agreement for Paul B. Gridley (incorporated by reference to Exhibit 10.8 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.13*	Amended and Restated Employment Agreement for Joseph P. Gehegan (incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.14*	Amended and Restated Employment Agreement for Jeffrey M. Miller (incorporated by reference to Exhibit 10.12 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.15*	Amended and Restated Employment Agreement for Albert E. Bergeron (incorporated by reference to Exhibit 10.13 to the Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.16*	Employment Agreement for Jan T. Ziobro (incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2007)

10.17*	Employment Agreement for Anthony J. Guzzo (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed April 22, 2008)

10.18

Waiver and Fourth Amendment to Third Amended And Restated Credit Agreement, dated as of October 20, 2008 (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 24, 2008)

10.19*

Severance Agreement, dated as October 23, 2008, between USS Vessel Management LLC and Paul Gridley (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed October 24, 2008)

10.20	Forbearance Agreement, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed January 5, 2009)

10.21	Extension of Waiver and Fourth Amendment, dated as of January 21, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed January 30, 2009)

10.22	Extension of Waiver and Fourth Amendment, dated as of February 9, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed February 12, 2009)

10.23

Extension of Waiver and Fourth Amendment and Forbearance Agreement, dated as of February 20, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed February 27, 2009)

10.24

Extension of Waiver and Fourth Amendment and Forbearance Agreement, dated as of February 27, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed March 9, 2009)

10.25	Forbearance Agreement, dated as of March 13, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K/A filed March 20, 2009)

10.26	Plan Support Agreement, dated as of April 23, 2009 and effective as of April 29, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed April 30, 2009)

21.1	List of subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment was granted for omitted portions.

* Management contract, compensatory plan or arrangement

INDEX TO FINANCIAL STATEMENTS

U.S. SHIPPING PARTNERS L.P.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of U.S. Shipping Partners L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of U.S. Shipping Partners L.P. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, on April 29, 2009 U.S. Shipping Partners L.P. and its subsidiaries (excluding USS Products Investor LLC, a consolidated joint venture discussed in Note 14), filed voluntary petitions for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. This action, which was taken primarily as a result of the issues discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
June 22, 2009

U.S. Shipping Partners L.P.
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands)

	December 31,

	2008	2007

Assets
Current assets
Cash and equivalents	$20,599	$21,604
Current portion of restricted cash and equivalents	7,566	113,960
Accounts receivable, net	4,905	11,934
Prepaid expenses and other current assets	19,077	10,683

Total current assets	52,147	158,181
Restricted cash and equivalents, net of current portion	—	11,322
Vessels and equipment, net	704,195	489,464
Deferred financing costs, net	2,253	19,019
Other assets	1,840	5,042

Total assets	$760,435	$683,028

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$610,295	$3,100
Accounts payable	7,424	9,668
Due to affiliates	4,123	3,393
Deferred revenue	6,165	1,193
Accrued expenses and other liabilities	30,193	31,325

Total current liabilities	658,200	48,679
Long-term debt, net of current portion	—	456,927
Deferred income taxes	2,720	2,145
Other liabilities	17,969	10,920

Total liabilities	678,889	518,671

Noncontrolling interest in Joint Venture (Note 14)	93,854	33,324

Commitments and contingencies (Note 18)

Partners’ Capital
Partners’ capital	(4,014)	139,263
Accumulated other comprehensive loss	(8,294)	(8,230)

Total partners’ capital	(12,308)	131,033

Total liabilities and partners capital	$760,435	$683,028

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except unit data)

	Year Ended December 31,

	2008	2007	2006

Revenues	$196,440	$176,729	$150,133

Operating expenses
Vessel operating expenses	65,611	65,656	59,493
Voyage expenses	69,906	35,824	27,506
General and administrative expenses	21,762	15,533	13,539
Depreciation and amortization	38,148	37,795	31,305
Loss on sale of vessels	1,650	—	—
Impairment charges	80,870	—	—
Other expense (income)	1,449	(3,486)	—

Total operating expenses, net	279,396	151,322	131,843

Operating (loss) income	(82,956)	25,407	18,290
Interest expense	45,191	30,881	16,634
Interest income	(2,063)	(9,631)	(5,413)
Loss on debt extinguishment	—	—	2,451
Net loss (gain) on derivative financial instruments	7,231	(199)	(1,913)

(Loss) income before income taxes and noncontrolling interest	(133,315)	4,356	6,531
(Benefit) provision for income taxes	(851)	(94)	1,077

(Loss) income before noncontrolling interest	(132,464)	4,450	5,454
Noncontrolling interest in Joint Venture losses (gains)	787	(366)	(421)

Net (loss) income	(133,251)	4,816	5,875
Other comprehensive loss
Fair market value adjustment for derivatives	(64)	(7,484)	(2,615)

Comprehensive (loss) income	$(133,315)	$(2,668)	$3,260

General partner’s interest in net (loss) income	$(2,665)	$96	$118
Limited partners’ interest in net income
Net (loss) income	$(130,586)	$4,720	$5,757
Net (loss) income per unit - basic and diluted	$(7.16)	$0.26	$0.37
Weighted average units outstanding - basic	18,251	18,234	15,586
Weighted average units outstanding - diluted	18,251	18,236	15,586

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Changes in Partners’ Capital
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

								Accumulated Other Comprehensive Income
	Partners‘ Capital
	Limited Partners
	Common		Class B		Subordinated		General
	U nit s	$	Unit s	$	Unit s	$	Partner	(Loss)	Total

Balance at December 31,2005	6,900	115,651	—	—	6,900	2,256	92	1,869	119,868
Net income	—	2,908	—	(102)	—	2,951	118	—	5,875
Proceeds from equity issuance	1,310	24,033	3,12 3	53,469	—	—	1,582	—	79,084
Equity issuance costs	—	(847)	—	(1,883)	—	—	(55)	—	(2,785)
Costs associated with issuance of
Joint Venture equity, net	—	(1,293)	—	(492)	—	(1,087)	(59)	—	(2,931)
Realized gain on termination of hedge	—	—	—	—	—	—	—	(1,913)	(1,913)
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(702)	(702)
Cash distributions	—	(13,599)	—	(2,811)	—	(12,421)	(588)	—	(29,419)

Balance at December 31,2006	8,210	126,853	3,123	48,181	6,900	(8,301)	1,090	(746)	167,077
Conversion of Class B Units into Common Units	3,123	48,181	(3,123)	(48,181)	—	—	—	—	—
Restricted unit grants	8	—	—	—	—	—	—	—	—
Net income	—	2,934	—	—	—	1,786	96	—	4,816
Amortization of deferred equity compensation	—	114	—	—	—	—	—	—	114
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(7,484)	(7,484)
Cash distributions	—	(20,399)	—	—	—	(12,421)	(670)	—	(33,490)

Balance at December 31,2007	11,341	$157,683	—	$—	6,900	$(18,936)	$516	$(8,230)	$131,033

Net income	—	(81,230)	—	—	—	(49,356)	(2,665)	—	(133,251)
Restricted unit grants	12	146	—	—	—	—	—	—	146
Amortization of deferred equity compensation	—	37	—	—	—	—	—	—	37
Fair market value adjustment for derivatives	—	—	—	—	—	—	—	(64)	(64)
Cash distributions	—	(10,209)	—	—	—	—	—	—	(10,209)

Balance at December 31,2008	11,353	$66,427	—	$—	6,900	$(68,292)	$(2,149)	$(8,294)	$(12,308)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	For the Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net (loss) income	$(133,251)	$4,816	$5,875
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	53,203	39,516	32,475
Impairment charge	80,870	—	—
Loss on sale of vessels	1,650	—	—
Interest added to debt outstanding	945	—	—
Nonrecurring insurance charge	1,305	—	—
Provision for accounts receivable	1,404	755	137
Equity compensation	183	114	—
Net (loss) gain on derivative financial instruments	7,231	(199)	(1,913)
Noncontrolling interest in Joint Venture loss	787	(366)	(421)
Deferred income taxes	(1,435)	(1,141)	1,533
Capitalized drydock costs	(9,696)	(14,122)	(31,082)
Loss on debt extinguishment	—	—	2,451
Loss on sale of surplus equipment	120	—	—
Changes in assets and liabilities:
Accounts receivable	5,174	(2,751)	(2,631)
Prepaid expenses and other current assets	(8,151)	(4,797)	(2,297)
Other assets	558	536	(137)
Accounts payable	(4,438)	2,598	4,804
Deferred revenue	4,972	15	1,178
Accrued expenses and other liabilities	11,717	3,065	8,231

Net cash provided by operating activities	13,148	28,039	18,203

Cash flows from investing activities
Change in restricted cash and equivalents, net	117,716	85,665	(210,947)
Cash received upon settlement of derivative financial instruments	827	173	—
Purchase of interest rate cap	—	(1,924)	—
Sale of surplus equipment	280	—	—
(Payments to) advances from Hess, net	—	(3,298)	(484)
Construction of vessels and equipment	(336,711)	(161,183)	(117,092)
Proceeds from Senesco settlement	—	—	21,000
Purchase of office furniture, equipment and other	—	—	(317)

Net cash used in investing activities	(217,888)	(80,567)	(307,840)

Cash flows from financing activities
Proceeds from borrowings	21,848	54,000	—
Proceeds from Joint Venture revolver borrowings	135,492	24,923	16,307
Contribution by noncontrolling interest equity investors in Joint Venture	59,743	16,109	29,148
Proceeds from revolver borrowings	—	13,000	25,000
Deferred financing costs	(814)	(158)	(24,546)
Repayment of debt	(2,325)	(2,938)	(129,302)
Distributions to partners	(10,209)	(33,490)	(29,419)
Proceeds from issuance of debt	—	—	356,000
Gross proceeds from issuance of common units	—	—	79,084
Repayment of revolver borrowings	—	—	(25,000)
Partnership equity offering expenses	—	—	(2,785)
Joint Venture equity offering expenses	—	—	(14,077)
Proceeds from hedge termination	—	—	1,913

Net cash provided by financing activities	203,735	71,446	282,323

Net (decrease) increase in cash and cash equivalents	(1,005)	18,918	(7,314)
Cash and cash equivalents at beginning of year	21,604	2,686	10,000

Cash and cash equivalents at end of year	$20,599	$21,604	$2,686

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$33,787	$39,301	$14,552
Income taxes	$133	$—	$335
Supplemental disclosure of non-cash investing and financing activities
Vessel sale proceeds, net of disposition costs, directly provided to our Senior Credit Facility as a mandatory debt payment	$5,692	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

1.	Nature of Operations

          U.S. Shipping Partners L.P. (the “Partnership”) began the 2008 year owning and operating six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”). During the fourth quarter of 2008, the Partnership sold two ITBs, the ITB Groton and the ITB Jacksonville, due to decreased demand for these vessels. The Partnership’s second ATB, the ATB Galveston, was delivered and entered service in August 2008 and the third ATB, the ATB Brownsville, was delivered and entered service in November 2008.

          As of December 31, 2008, our fleet consists of eleven tank vessels: four ITBs; one product tanker; three chemical parcel tankers; and three ATBs. We currently have one additional ATB under construction, which is scheduled to be delivered in August 2009.

          Our primary customers are major oil and chemical companies. We do not assume ownership of any of the products that we transport on our vessels. The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. To improve utilization of the ITB fleet, the Partnership employed five of its initial ITBs to transport grain overseas for humanitarian organizations. Recognition principles of revenue and certain expenses for these voyages under GAAP differ from the recognition principles applicable to our transportation of petroleum, petrochemical and commodity chemical products. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue and certain voyage expenses when the grain is delivered to its final destination. See Note 4—Summary of Significant Accounting Principles—Revenue Recognition.

          In March 2006, the Partnership, through its subsidiary, USS Product Carriers LLC (“Product Carriers”), entered into a contract with the National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”), for the construction of nine 49,000 deadweight tons (“dwt”) double-hulled tankers. On August 7, 2006, Product Carriers entered into a joint venture, USS Products Investor LLC (the “Joint Venture”), to finance the construction of the first five tankers. The Partnership manages and owns a 40% interest in the Joint Venture and third parties own the remaining 60% interest. Due to the Partnership’s control of the Joint Venture, as well as other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership’s for financial reporting purposes. Accordingly, the debt of the Joint Venture is presented in the Partnership’s consolidated financial statements, although the Partnership has no obligation for the liabilities of the Joint Venture in excess of its $70,000 capital commitment. As of December 31, 2008, the Partnership has fully satisfied its $70,000 capital commitment to the Joint Venture. See Note 4—Summary of Significant Accounting Principles—Principles of Consolidation, Note 14—Joint Venture and Note 23—Subsequent Events—Litigation with Joint Venture Investors.

2.	Liquidity

          The Partnership is dependent on its cash flow from operations to meet its operating debt service and working capital requirements. The Partnership’s cash flow from operations fluctuates from quarter to quarter based on, among other things:

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

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the Partnership’s conduct of its business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures the Partnership is required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	the restrictions contained in the Partnership’s debt instruments and its debt service requirements;

•	fluctuations in the Partnership’s working capital needs;

•	the Partnership’s ability to make working capital borrowings; and

•	the refusal of certain vendors to extend trade credit to the Partnership.

          Prior to December 31, 2008, our cash flow from operations was also affected by our ability to make working capital borrowings and the increase in the interest rate on our borrowings under our senior credit facility and additional fees and expenses resulting from the October 2008 amendment to our senior credit facility.

          Our cash flow from operations has come under increasing pressure due to the difficult current market conditions the Partnership is facing. During the first half of 2008, all but one of our ITBs began to operate in the spot market for the transportation of petroleum products, which has increased the volatility of our revenues and working capital requirements, and decreased the predictability of our cash flows. Beginning in late March 2008, market conditions in the spot market deteriorated substantially due to overall declining economic activity and decreased demand for the domestic coastwise transportation of petroleum products. Additionally, refinery utilization has declined considerably, fuel prices for operating our vessels were at record levels during the second and third quarters of 2008 and are still higher than historical levels, and newbuilds have increased capacity serving the Jones Act market at a faster rate than demand and the decrease in capacity due to the required phase-outs under the Oil Pollution Act of 1990 (“OPA 90”).

          Due to these market shifts, as well as the age of our ITBs, our ITBs operating in the spot market have, beginning in the second quarter of 2008, incurred idle periods greater than, and charter rates below, our expectations at the beginning of 2008. Beginning in the second quarter of 2008, our ITBs participating in the spot market were principally employed in the transportation of grain for various US humanitarian organizations. Three of our four ITBs are currently laid up due to lack of demand for their services. During the first half of 2008, we also experienced modest decreased demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels which we believe was primarily due to our customers working off inventory levels due to the decline in economic activity. Beginning again in the fourth quarter of 2008 and continuing into 2009, we have experienced a more significant decrease in demand for the domestic coastwise transportation of chemical products served by our chemical transporting vessels due to declining worldwide economic activity. The Sea Venture is currently laid up due to lack of demand for its services. As a result of changes in demand for our vessels and deteriorating market conditions, we sold two ITBs in the fourth quarter of 2008, and will likely dispose of the Sea Venture and at least one additional ITB during 2009.

          Additionally, participation in the spot petroleum and grain markets requires the Partnership to carry higher amounts of working capital, as under spot charters fuel costs are the Partnership’s responsibility and are paid at the time fuel is delivered, and not realized economically until payment is made to us by the customer. Payment generally occurs at the completion of a voyage, compared to time charters, where payment is generally made by the customer at the beginning of a fixed period of time, such as a month. In addition, grain voyages, where the Partnership is paid following delivery of the grain to its final destination, tend to be substantially longer in duration than refined petroleum product voyages. With the addition of two ATBs in 2008 and all of our existing four ITBs now participating in the spot market effective in January 2009, the Partnership expects its working capital requirements to increase.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          As a result, our cash flows and liquidity have come under increasing pressure due to the current difficult market conditions, which resulted in us not being in compliance with certain financial covenants under our Third Amended and Restated Credit Facility (“Senior Credit Facility”) at September 30, 2008. The senior lenders waived this non-compliance and any non-compliance with our financial covenants through January 31, 2009. In order to assure that we had sufficient cash to operate our business, we agreed with our lenders not to make the December 31, 2008 principal and interest payments due under our Senior Credit Facility. Prior to not making the December 31, 2008 principal and interest payments under the Senior Credit Facility, the Partnership entered into a forbearance agreement with holders of more than 50% of the amounts outstanding under the Senior Credit Facility whereby the lenders agreed to forbear from taking any action prior to February 11, 2009 as a result of our failure to make the December 31, 2008 principal and interest payment under the Senior Credit Facility. The forbearance period was extended several times, and the agreement was expanded to cover our failure to make the March 31, 2009 principal and interest payments due under the Senior Credit Facility, our failure to be in compliance with certain of our financial covenants at September 30, 2008 and December 31, 2008, and our failure to make the scheduled interest payment due in respect of our 13% Senior Secured Notes due 2014 (the “Second Lien Notes”) on March 17, 2009. Not making these payments provided us with approximately $21.0 million of cash as of March 31, 2009 to finance our operations and working capital needs. The Partnership filed for protection under the U.S. bankruptcy laws prior to the expiration of the most recent forbearance period. See Note 3—Proceedings Under Chapter 11 of the Bankruptcy Code.

          In light of these liquidity pressures, we did not pay a distribution on our subordinated units and general partner units in respect of the fourth quarter of 2007 and first quarter of 2008, and did not pay a distribution on any of our units in respect of the second, third and fourth quarters of 2008. The October 2008 amendment to the Senior Credit Facility prohibited us from paying any distributions on any of our units until the borrowings under the Senior Credit Facility are repaid in full.

3.	Proceedings Under Chapter 11 of the Bankruptcy Code

          On April 29, 2009 (the “Commencement Date”), U.S. Shipping Partners L.P., together with all of its wholly-owned subsidiaries, US Shipping General Partner LLC, its general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (the “Bankruptcy Filing”). The chapter 11 cases are being jointly administered under the caption In re U.S. Shipping Partners L.P. et al., Case No. 09-12711 (RDD) (the “Bankruptcy Cases”). We will continue to manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

          The Bankruptcy Filing was made with a “pre-arranged” restructuring plan with the support of a substantial majority of our secured lenders and noteholders. Effective April 29, 2009, we entered into a Plan Support Agreement with the holders of (i) in excess of two-thirds of the amounts (including without limitation in respect of the termination obligations under our interest rate swaps) due under our Senior Credit Facility (the lenders thereunder the “Senior Secured Lenders”) and (ii) approximately 70% of the amounts due in respect of our Second Lien Notes.

          The parties to the Plan Support Agreement have agreed to support a plan of reorganization for the Partnership (the “Plan”) on the terms and conditions set forth in the Plan Term Sheet attached as Exhibit A to the Plan Support Agreement. They have also agreed not to support, directly or indirectly, any other plan, in exchange for our agreement to implement all steps necessary to solicit the requisite acceptances of the Plan and obtain from the Bankruptcy Court an order confirming the Plan substantially in accordance with the terms of the Plan Support Agreement. The Plan Support Agreement may be terminated under certain circumstances, including in the event that the Plan and related disclosure statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Plan Support Agreement, the chapter 11 cases are converted to cases under chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Plan Support Agreement or the Plan Term Sheet.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Under the proposed plan of reorganization contemplated by the Plan Term Sheet:

•

The Senior Secured Lenders will receive (i) new term loan notes in an aggregate principal amount equal to approximately $332.6 million plus an amount equal to the termination obligation under our interest rate swaps and (ii) fifty percent (50%) of the common stock of a reorganized U.S. Shipping Partners, which will be converted to a corporation (“Reorganized USSP”), before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The new term loan notes will:

	•	bear interest at a rate equal to, at our option, (i) LIBOR plus 5%, subject to a 2% LIBOR floor or (ii) alternate base rate plus 4%;

	•	mature on August 7, 2013;

	•	amortize at the rate of 1% per year beginning in the first full year following our emergence from bankruptcy;

•

be mandatorily prepaid to the extent of excess cash flow (as defined in the Plan Term Sheet) once we have achieved a $30 million cash balance in the first year following our emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

	•	be secured by substantially all our assets; and

	•	be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) and a debt to EBITDA coverage ratio, each to be determined.

•

The holders of the Second Lien Notes will receive fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the common stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. coastwise trade law purposes will receive a combination of common stock and warrants to purchase common stock. The Second Lien Notes will be cancelled.

•

In no event will persons who are not U.S. Citizens for U.S. coastwise trade law purposes be issued common stock of Reorganized USSP representing in aggregate more than 23% of the common stock to be outstanding on the date we emerge from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 10% of the outstanding common stock of Reorganized USSP. Five percent (5%) of such equity will be issued to management at the time we emerge from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of our emergence from bankruptcy. The remaining five percent (5%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

•

The warrants to be issued to the persons who are not U.S. Citizens for U.S. coastwise trade law purposes will have an exercise price of $0.001 per share, will expire December 31, 2029 and may only be exercised by persons who are U.S. Citizens for U.S. coastwise trade law purposes.

•	Our existing and outstanding common units, subordinated units and general partnership interests will be cancelled without the payment of any amount to the holders thereof.

•

Customary releases will be provided to us, our current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          The implementation of the Plan is dependent upon a number of factors, including final documentation, the approval of a disclosure statement by the Bankruptcy Court, confirmation of the Plan by the Bankruptcy Court and consummation of the Plan in accordance with the provisions of the Bankruptcy Code and the Plan.

          American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. The Partnership adopted SOP 90-7 effective in May, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

          As of the date we filed for protection under the U.S. bankruptcy laws, we had approximately $15.5 million in unrestricted cash and cash equivalents. The ability of the Partnership to continue as a going concern is dependent upon, among other things, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate the Plan or another plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. These audited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern. Consistent with generally accepted accounting principles preparing these audited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

4.	Summary of Significant Accounting Principles

Principles of Consolidation

          These consolidated financial statements are for the Partnership and its subsidiaries. In addition to all the wholly-owned subsidiaries of the Partnership, due to the Partnership’s control of the Joint Venture and other aspects of the joint venture agreement, the financial statements of the Joint Venture are consolidated with the Partnership for financial reporting purposes. The portion of the net loss of the Joint Venture attributable to the 60% owners of the Joint Venture is set forth under the caption “Noncontrolling interest in Joint Venture losses” on the Consolidated Statements of Operations and Comprehensive Income. All inter-company transactions and balances have been eliminated in consolidation.

          The Partnership has determined that it should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership has determined that it had been erroneously allocating losses to its Joint Venture partner via the Non-Controlling Interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and has, therefore, revised this allocation by correcting the error during the twelve months ended December 31, 2008. The third quarter impact of this out of period adjustment was an additional allocation of $1,354 in losses to the Partnership, recorded through the non-controlling interest line. Future Joint Venture losses will be fully allocated to the Partnership. The Joint Venture is included as a non-guarantor subsidiary in Note 22, “Supplemental Guarantor Information”

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Cash and Cash Equivalents

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

          Revenue Recognition

          The Partnership earns revenue under contracts of affreightment, spot voyage charters, consecutive voyage charters and time charters. For contracts of affreightment, spot voyage charters and consecutive voyage charters, revenue and voyage expenses are recognized based upon the relative transit time in each period to the total estimated transit time of each voyage. Recognizing expenses as incurred for these voyages would not have a significant impact on earnings. Although contracts of affreightment, consecutive voyage charters and certain contracts for spot voyage charters may be effective for a period in excess of one year, revenue is recognized on the basis of individual voyages. For these voyages, the Partnership recognizes revenue on a discharge to discharge basis; however, if, subsequent to discharge, the following voyage is not contracted, no revenue is associated with the following voyage until a voyage is contracted, and expenses incurred during that time are recognized as incurred. For time charters, revenue is recognized on a daily basis during the contract period, with expenses recognized as incurred. For grain voyages, the Partnership adopted a policy in 2007 where the related voyage freight revenue and voyage expenses are not recognized until the grain is delivered to its final destination.

          In late 2008, the Partnership entered into contracts with various humanitarian organizations to transport grain, via two voyages on the ITB Philadelphia and the ITB Mobile, from the U.S. to the eastern coast of Africa. These voyages commenced in the fourth quarter of 2008 and were both completed in 2009. Remaining revenues for these two grain voyages to be recognized upon voyage completion is estimated to be approximately $15,921. Total deferred costs related to these voyages at December 31, 2008 are $7,080 and are included in prepaid expenses and other current assets. Grain related revenues of approximately $14,074 are deferred and not recognized at December 31, 2008.

          In late 2007, the Partnership also entered into contracts with various humanitarian organizations to transport grain, via a single voyage on the ITB Philadelphia, from the U.S. to the eastern coast of Africa. This voyage commenced in December 2007 and was completed in February 2008. The Partnership was required to discharge and bag all of the grain, and to transport a portion of the grain via truck to points inland. Total revenue for this voyage upon completion was $7,298. Total deferred costs related to this voyage at December 31, 2007 were $1,362 and were included in prepaid expenses and other current assets. Grain related revenues of approximately $2,735 are deferred and not recognized at December 31, 2007.

          At December 31, 2008 and December 31, 2007, the Partnership had received advance payments of $6,165 and $1,193, respectively, for freight revenue from its customers. This deferred revenue is classified as a liability until earned.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Vessels and Equipment

          The Partnership incurs expenses related to the depreciation of the historical cost of its fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

•

Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport, the ATB Galveston and the ATB Brownsville based on their respective estimated useful lives. Prior to September 30, 2008, our ITBs were being depreciated to salvage value using the straight-line method to their respective mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014. At September 30, 2008, in connection with the write-down of the value of the ITBs, the remaining depreciable lives for the ITBs was accelerated to November 2008 for the ITB Groton and ITB Jacksonville, May 2009 for the ITB New York (based on its anticipated sale in June 2009) and September 30, 2010 for the ITB Baltimore, ITB Mobile and ITB Philadelphia. The Sea Venture is recorded at its estimated scrapping proceeds after recording an impairment charge at December 31, 2008.

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

•

Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our ITBs have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. We expect that our ITBs will qualify to remain in the UWILD Program. The ATBs will also qualify for the UWILD program, because of their age, our parcel tankers and the Houston must be drydocked twice every five years.

If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey, because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however; under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Senior Credit Facility prohibits the Partnership from drydocking any of the ITBs without the prior consent of the senior lenders. If the Partnership is not permitted to drydock the ITBs, it will be required to take them out of service. The Partnership capitalizes expenditures incurred for drydocking and amortizes these expenditures over 60 months for the ATBs, 36 months for the parcel tankers and over the remaining depreciable lives for the ITBs and the Houston. If our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over the remaining depreciable lives.

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
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Construction costs of new vessels are capitalized and included in construction in progress until completed. Interest incurred during the construction of vessels is capitalized based on the costs incurred.

          Fuel Supplies

          Fuel used to operate the Partnership’s vessels and on hand at the end of the period is recorded at cost. Such amounts totaled $3,230 and $4,215 at December 31, 2008 and 2007, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Additionally, amounts accrued for fuel purchases, $511 and $2,080 at December 31, 2008 and 2007, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

          Deferred Financing Costs

          Direct costs associated with obtaining long-term financing and revolving credit facilities are deferred and generally amortized utilizing the effective interest method over the terms of the related financings. Any unamortized deferred financing costs are written-off when debt is retired before the maturity date. As a result of the Partnership not being in compliance with certain financial covenants at September 30, 2008 and December 31, 2008 and the senior lender waiver of this non-compliance initially expiring at January 31, 2009, the Partnership accelerated the amortization period for deferred financing costs to January 31, 2009 following an accounting policy of accelerating the amortization of deferred financing fees up to the date a related financing may be callable, which was first applied by the Partnership in the fourth quarter of 2008.

          As a result of the Partnership receiving a notice from the agent for the lenders to the Joint Venture asserting events of default under that certain revolving notes facility agreement with the Joint Venture have occurred, which the Partnership disputes, the Partnership wrote off the Joint Venture’s remaining net deferred financing costs at December 31, 2008. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

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

          Concentration of Credit Risk

          Financial instruments that potentially subject the Partnership to concentrations of credit risk are primarily cash and trade accounts receivable. The Partnership maintains its cash balances with financial institutions that are not historically subject to significant market risk. The Partnership maintains its cash on deposit at a financial institution in amounts that, at December 31, 2008 and December 31, 2007, exceeded insurable limits by $27,665 and $146,686, respectively.

          The Partnership’s operations are concentrated in long-haul coastwise marine transportation services, principally for refined petroleum production in the U.S. domestic “coastwise” trade. Events or changes in regulations impacting this industry could have a material impact on the Partnership’s operations.

          With respect to accounts receivable, the Partnership extends credit based upon an evaluation of a customer’s financial condition and generally does not require collateral. The Partnership maintains an allowance for doubtful accounts for potential losses, totaling $1,414 and $444 at December 31, 2008 and 2007, respectively. The Partnership does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse effect on its financial position, results of operations or cash flows. For the years ended December 31, 2008, 2007 and 2006, the Partnership charged to expense an allowance for doubtful accounts of $1,404, $755 and $137, respectively, and incurred write-offs of $433, $489 and $151, respectively.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Voyage revenues and accounts receivable for the Partnership’s customers included the following concentration:

	Voyage Revenues December 31,			Accounts Receivable December 31,

	2008	2007	2006	2008	2007

World Food Program	20%	0%	0%	25%	0%
Shell	10%	16%	25%	9%	14%
Morgan Stanley	9%	9%	5%	0%	7%
Koch	8%	6%	7%	3%	2%
Dow	7%	7%	4%	19%	7%

          Voyage revenues from Hess do not include payments to or from Hess under the Hess support agreement. See Note 16 for information about the Hess support agreement.

          Valuation of Long-Lived Assets

          The Partnership reviews long-lived assets, including vessels and vessels currently under construction, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, an impairment charge would be recognized if the estimated fair value of the asset is less than the asset’s net book value. The Partnership has significant assets under construction. These assets under construction are subject to the same impairment requirements as other long-lived assets. The assessment of recoverability is subject to estimates such as future charter rates, the ultimate cost of vessel construction and future economic conditions. During 2008, because the potential for the ITB Groton and ITB Jacksonville to return to the petroleum market was unlikely, the Partnership sold them to a third party and recorded an impairment loss on these two ITBs in the third quarter of 2008. Furthermore, in the third quarter of 2008, we determined that the carrying amounts of the other ITBs also exceeded their fair values. Factors indicating the impairment of the other ITBs included the fact that the spot petroleum market had further deteriorated; the likelihood that there would be no further demand for the ITBs in the spot petroleum market, should that market recover, due to the available capacity of double-hulled vessels which are preferred vessels by the major oil companies; the entry of the ITB New York into the spot market when its current time charter expired on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, and the decision to sell, and the anticipated sales price of, the ITB Groton and the ITB Jacksonville.

          In the fourth quarter of 2008, we also reviewed the net book value of the remaining vessels for potential impairment and determined that the future usage of the Sea Venture was uncertain. Given the change in the business climate and based upon the significant cost of a scheduled drydocking for this vessel in June 2009, we wrote down the carrying value of the Sea Venture to its estimated scrapping proceeds, resulting in an additional impairment loss recorded in December 2008. After performing its review of the remaining fleet, no further impairment charges were deemed necessary and recorded.

          During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced in Note 8—Vessels and Equipment was impaired, as the Partnership did not obtain financing for its construction and assessed the fair value of the construction in progress of this ATB unit at zero which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment and $495 of capitalized interest cost. During the year ended December 31, 2008, the Partnership accrued additional expenses related to owner furnished equipment and services in the amount of $251; the Partnership has no further financial obligations with regard to either the tug or the barge.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

Derivative Instruments and Hedging Activities

          The Partnership utilizes derivative financial instruments to reduce interest and currency exchange rate risks. The Partnership does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

          The Partnership designated its cash flow swaps associated with its Senior Credit Facility as cash flow hedges in accordance with FAS 133 and has reviewed their qualification as effective hedges quarterly to determine how gains or losses should be reported in accordance with FAS 133. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined these hedges were no longer effective as cash flow hedges and recognized the unfavorable changes in fair values for the period October 1, 2008 through December 31, 2008 in earnings in the fourth quarter of 2008. Both of these hedges were early terminated by the respective counterparty as a result of the Partnership’s bankruptcy filing on April 29, 2009.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008 the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of a portion of the owner-furnished equipment six months ahead of the original forecasted expenditure date, rendering this portion of the hedge ineffective and recorded the net proceeds in earnings. In addition, two of the forecasted payments were contractually extended and subsequently terminated, rendering the contracts designated as cash flow hedges for these forecasted payments ineffective. The Partnership sold these contracts during June 2008 and recorded its net proceeds in earnings. In 2008, the Partnership paid amounts for the purchase of owner furnished equipment eight months ahead of the original forecasted expenditure date rendering this portion of the hedge ineffective. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. As of December 31, 2008, all contracts for this hedge have been satisfied.

          In February 2007, the Joint Venture purchased a nine year interest rate cap as part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS No. 133; therefore any changes in the fair value of the instrument is recorded as a gain or loss on derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

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

          The Partnership utilizes the best available information in measuring fair value. The Partnership has determined that its interest rate cap is valued using Level 2 inputs and its interest rate swaps are valued using Level 3 inputs as of December 31, 2008 in the fair value hierarchy as further described below:

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

          The financial asset carried at fair value measured via Level 2 inputs on a recurring basis as of December 31, 2008 includes:

•	An interest rate cap associated with the Joint Venture with a fair market asset value of $775.

The financial liabilities carried at fair value measured via Level 3 inputs as December 31, 2008 include:

•	An interest rate swap with a fair market liability value of $9,167.

•	An interest rate swap with a fair market liability value of $6,396.

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

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

                    Taxes

          As a publicly traded partnership, the Partnership is generally not responsible for federal and state income taxes and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. In January 2008, the Partnership made an election to treat the entity that owns the Sea Venture as a corporation for tax purposes effective January 2, 2008. The Partnership operates the Chemical Pioneer in a corporate subsidiary and, consequently, this subsidiary is subject to federal and state income taxes. Additionally, during 2008 ownership of the interests in the limited liability companies that own the ITBs, except for the ITB Philadelphia, were transferred to the subsidiary that owns the Chemical Pioneer and therefore these entities were also effectively subject to federal and state income taxes. The Partnership operates the ATB Freeport and the ITB Philadelphia as subsidiaries taxed as corporations and has a corporate subsidiary that owns the subsidiary dedicated to managing the operations of the Partnership’s Joint Venture. The Partnership is subject to certain state franchise and other taxes. Effective January 1, 2009, the Partnership has elected to be treated as a corporation and will be subject to federal and state income tax.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of its assets and liabilities which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of deferred tax assets will not be realized.

          The Partnership recognizes benefits on uncertain income tax positions when it is more likely than not that the tax position will be sustained based upon available evidence. Interest and penalties on uncertain income tax positions are recognized in the provision for income taxes on the Consolidated Statement of Operations and Comprehensive Income.

          Fair Value of Financial Instruments

          The carrying amount of the Partnership’s financial instruments included in current assets and current liabilities (excluding its current debt) approximate their fair value due to their short-term nature. At December 31, 2008, the fair values of the Partnership debt is based on secondary market indicators. Since the Partnership’s debt is not actively traded, estimates are based on each obligation’s characteristics, including remaining maturities that are all classified as current, interest rate, amortization schedule and liquidity. The estimated fair values of the Partnership’s long-term debt at December 31, 2008 are as follows:

	December 31, 2008

	Carrying Amount	Fair Value

Third Amended and Restated Credit Facility	$333,574	$151,776
13% Senior Secured Notes due 2014	100,000	20,000
Revolving Notes Facility - Joint Venture	176,721	176,721

          At December 31, 2007, estimated fair values of the Partnership’s long-term debt approximated 95% of their carrying values.

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

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

The Partnership’s long-term incentive plan currently permits the issuance of an aggregate of 681,997 units. There were no unit options or phantom units issued or outstanding during the periods ended December 31, 2008, 2007 and 2006.

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

          As described in Note 13, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.50 per unit. For purposes of EITF 03-6, the Partnership must treat net income as if it were distributable. Therefore, since net income did not exceed $0.50 per unit for any quarter during 2008, 2007 or 2006 the assumed distribution of net income does not result in use of the increasing percentages to calculate the general partner’s interest in net income. The distributions per common unit during the years ended December 31, 2008, 2007 and 2006 were $.45, $1.80 and $1.80, respectively. The distributions for the subordinated and general partner units during the years ended December 31, 2008, 2007 and 2006 were $0, $1.35 and $1.80, respectively.

          On October 20, 2008, the Partnership and its lenders amended the Partnership’s Senior Credit Facility to, among other things, prohibit the Partnership from paying any distributions on its common units until all borrowings under the Senior Credit Facility are paid in full.

5.	New Accounting Pronouncements

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) Statement No. 157, “Fair Value Measurement,” (“FAS 157”) effective for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but simplifies and codifies related guidance within generally accepted accounting principles. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Relative to FAS 157, the FASB issued FASB Staff Positions (FSP) 157-2, which defers the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership adopted FAS 157 as of January 1, 2008 related to financial assets and financial liabilities. The FASB also issued FSP 157-3 which clarifies the fair value of a financial asset when the market for that asset is not active. See Note 4 and Note 15 for additional discussion on fair value measurements. The Partnership is currently evaluating the impact of FAS 157 related to nonfinancial assets and nonfinancial liabilities on the Partnership’s financial statements.

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

The Partnership has not elected fair value treatment for any financial instruments as of December 31, 2008.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          In December 2007 the FASB issued FAS Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” effective as of the beginning of fiscal years beginning after December 15, 2008. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. The Partnership plans to adopt FAS 160 beginning in the first quarter of 2009. The Partnership is currently evaluating the impact of FAS 160 related to financial statement presentation for the 60% noncontrolling interest of the Partnership’s Joint Venture.

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

          In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”) to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. In light of the Partnership’s election to be taxed as a corporation beginning January 1, 2009, this pronouncement will not affect the Partnership’s financial statements.

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

          In April 2008, the FASB issued FAS Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. FAS 162 establishes that the GAAP hierarchy should be directed to entities because is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FAS 162 did not have an impact on us.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Partnership has adopted FSP FAS 142-3 in January 2009 and has determined that the impact of adopting FSP FAS 142-3 does not have a material effect on the Partnership’s financial position or results of operations.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF Issue No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

6.	Net Income per Unit

          The units used for basic net (loss) income per unit and diluted net (loss) income per unit are reconciled below (in thousands):

	December 31,

	2008	2007	2006

Weighted average units outstanding for basic net income per unit	18,251	18,234	15,586
Dilutive effect of restricted units	—	2	—

Weighted average units outstanding for dilutive net income per unit	18,251	18,236	15,586

Note:	The computation of diluted net loss per unit does not assume conversion, exercise or issuance of units that would have an anti-dilutive net loss per share

          Excluded from the calculation of dilutive net loss per unit for the year ended December 31, 2008 are 5 restricted units. During 2008, we had a net loss; as a result, any outstanding restricted stock units, unit options and phantom units are excluded from the calculation of diluted net (loss) per unit because their inclusion would have an anti-dilutive effect. There were no dilutive securities outstanding for the year ended December 31, 2008.

7.	Restricted Cash and Equivalents

          On August 7, 2006, two escrow accounts were established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”) and the Partnership’s remaining committed equity contributions to the Joint Venture (the “Joint Venture Escrow”). As of December 31, 2008 and December 31, 2007, the ATB Escrow balance was $7,566 and $85,453, respectively, and the Joint Venture Escrow balance was $0 and $39,829, respectively.

          Additionally, amounts drawn on the ATB Escrow account for items expected to be paid in early 2009 were $439, and are included in cash and equivalents on the Consolidated Balance Sheets at December 31, 2008 as they were no longer legally restricted as to use at December 31, 2008. Similar amounts included in cash and equivalents totaled $13,369 at December 31, 2007. Amounts the Partnership projects will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and equivalents. For the years ended December 31, 2008 and 2007, these amounts were $7,566 and $113,960, respectively.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

8.	Vessels and Equipment

Vessels and equipment consisted of the following:

	December 31,

	2008	2007

Vessels	$395,299	$348,368
Office furniture, equipment and other	448	448

	395,747	348,816
Less: Accumulated depreciation	95,782	106,810

	299,965	242,006
Construction-in-progress-Drydock	3,392	—
Construction-in-progress-ATB’s	62,111	111,321
Construction-in-progress-Tankers	327,869	101,141
Capitalized drydock expenditures, net of amortization of $8,252 and $22,172	10,858	34,996

Total vessels and equipment, net	$704,195	$489,464

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport, the ATB Galveston and the ATB Brownsville based on their respective estimated useful lives. Prior to September 30, 2008, our ITBs were being depreciated to salvage value using the straight-line method to their respective mandatory retirement from transportation of petroleum products as required by OPA 90, between 2012 and 2014. At September 30, 2008, in connection with the write-down of the value of the ITBs, the remaining depreciable lives for the ITBs were accelerated to November 2008 for the ITB Groton and the ITB Jacksonville, May 2009 for the ITB New York (based on its anticipated sale in June 2009) and September 30, 2010 for the ITB Baltimore, the ITB Mobile and the ITB Philadelphia. The Sea Venture is recorded at its estimated scrapping proceeds after recording an impairment charge at December 31, 2008. Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Vessel drydocks are depreciated over their respective remaining depreciable lives. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred. Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. During 2008, because the potential for the ITB Groton and ITB Jacksonville to return to the petroleum market was unlikely, the Partnership sold them to a third party and recorded an impairment loss totaling $20,400. The terms of our Senior Credit Facility required that the vessel proceeds of $5,692, net of disposition costs, be used to prepay debt outstanding under the Senior Credit Facility.

          At that time, the Partnership also determined that the carrying amounts of the other ITBs exceeded their fair values. Factors indicating the impairment of the other ITBs included the fact that the spot petroleum market had further deteriorated; the likelihood that there would be no further demand for the ITBs in the spot petroleum market due to the available capacity of double-hulled vessels, which are the preferred vessels of the major oil companies; the return of the ITB New York into the spot market when its current time charter expired on December 31, 2008; increasing competition for the ITBs in the grain market as other bulk carriers compete for these cargoes, the decision to sell, and the sales price of the ITB Groton and the ITB Jacksonville.

          In the fourth quarter of 2008, we also reviewed the net book value of the remaining vessels for potential impairment and determined that the future usage of the Sea Venture was uncertain. Given the change in business climate and based upon the significant cost of a required drydocking for this vessel in June 2009, we wrote down the carrying value of the Sea Venture to its estimated scrapping proceeds of $600, resulting in an impairment loss of $2,641 recorded in December 2008. We currently anticipate scrapping the Sea Venture and selling the ITB New York in the third quarter of 2009 unless market conditions improve.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          As a result, the following impairment charges and resulting carrying values compared to the carrying values at December 31, 2008 are as follows:

	December 31, 2008

Vessels	Impairment Charge	Carrying Value

ITB Groton	$10,364	$—
ITB Jacksonville	10,036	—
ITB Baltimore	11,618	5,727
ITB New York	11,492	4,064
ITB Mobile	14,234	5,727
ITB Philadelphia	14,514	5,724
Sea Venture	2,641	600
ATB 4	5,971	—

Total	$80,870	$21,842

          At December 31, 2008, our vessels include the ATB Galveston which was placed in service in August 2008 at a total cost of $66,570, plus capitalized interest of $6,753, and the ATB Brownsville which was placed in service in November 2008 at a total cost of $67,912, plus capitalized interest of $6,366. At December 31, 2007, costs associated with the construction of the ATB Galveston of $45,779, plus capitalized interest of $3,665, and the ATB Brownsville at a total cost of $39,290 plus capitalized interest of $2,105, were included in Construction-in-process-ATBs.

          Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our ITBs have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey, because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATB Freeport, ATB Galveston and ATB Brownsville and the remaining newbuild ATB qualify for the UWILD Program. The Senior Credit Facility prohibits the Partnership from drydocking any of the ITBs without the prior consent of the senior lenders. If the Partnership is not permitted to drydock the ITBs, it will be required to take them out of service.

          The ITB Baltimore sustained damages during Hurricane Dean while in the shipyard after completing its drydocking in mid-2007. Costs to repair the ITB Baltimore were substantially covered by insurance, with the exception of the insurance policy deductible of $125, which expense was recognized in 2007. The Partnership does not carry off-hire insurance for the revenues lost while repairs are performed. At December 31, 2007, the Partnership recognized $745 as a receivable for the insurance proceeds based upon the estimated repair costs, all of which was received in 2008.

          There was one drydock in progress at December 31, 2008 and none at December 31, 2007. Capitalized drydock expenditures of $2,410 and $2,433 were accrued at December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008, the Partnership reduced previously recorded estimates of drydock costs by $490, net of a finalized insurance claim for $332, related to the ITB Philadelphia.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Depreciation of vessels and equipment for the years ended December 31, 2008, 2007 and 2006 was $23,023, $23,472 and $22,209, respectively. Amortization of drydocking expenditures was $15,064, $14,324 and $9,096 for the years ended December 31, 2008, 2007 and 2006, respectively.

          At December 31, 2008 and December 31, 2007, “Construction-in-progress-ATBs” includes capitalized interest of $5,054 and $7,793, respectively, and accrued liabilities of $2,631 and $1,237, respectively. At December 31, 2008 and December 31, 2007, “Construction-in-progress-tankers” of the Joint Venture includes capitalized interest of $23,574 and $11,266, respectively, and accrued liabilities of $6,086 and $15,589, respectively.

          In 2006, the Partnership entered into a contract with Manitowoc Marine Group (“MMG”) for the construction of four barges, each of which is specified to have a carrying capacity of approximately 156,000 barrels at 98% of capacity, although the Partnership had an option to cancel the fourth barge, which it exercised immediately prior to its expiration on June 30, 2008. In 2006, the Partnership entered into a contract for the construction of three tugs with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barges to complete three new ATB units. The contract with Eastern included an option to construct and deliver an additional tug which would have been combined with the fourth barge referenced above; however, the Partnership let this option expire in connection with the cancellation of the contract to construct the fourth barge. The first of these ATB units, the ATB Galveston, was completed at a total cost of $66,570 (excluding capitalized interest, which totaled $6,753) and entered service in August 2008. The cost increase over the originally budgeted amount of $65,000 was principally due to contractually provided cost increases related to increases in major components and change orders. The second ATB, ATB Brownsville, was completed at a total cost of $67,912 (excluding capitalized interest, which totaled $6,366) and entered service in November 2008. The cost increase over the originally budgeted amount of $65,500 was principally due to contractually provided cost increases related to increases in major components and change orders. The Partnership expects that the final ATB will be completed in August 2009 at a cost of approximately $71,348 (excluding capitalized interest which totaled $5,054 at December 31, 2008). The cost increase over the originally budgeted amount of $66,000 is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. At December 31, 2008, the Partnership had restricted cash and funds in escrow totaling approximately $8,004 of which $5,741 was used to pay costs incurred in 2009 to complete the ATB Brownsville and this final ATB and $2,263 was used to pay costs incurred prior to December 31, 2008 to construct these vessels. The Partnership expects that it will need to fund approximately $8,285 of construction costs to complete the final ATB from its operating cash flows.

           During the quarter ended March 31, 2008, the Partnership determined that the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction and assessed the fair value of the construction in progress of this ATB unit at $0, which resulted in a non-cash impairment charge of $5,720, which includes $3,831 previously paid for construction of the barge portion of this ATB unit, $1,394 for deposits on certain owner furnished equipment and $495 of capitalized interest cost. During the year ended December 31, 2008, the Partnership accrued additional expenses related to owner furnished equipment and services in the amount of $251; the Partnership has no further financial obligations with regard to either the tug or the barge.

          Approximately $122,175 of construction-in-progress-tankers plus capitalized interest of $11,299 at December 31, 2008 was transferred to a depreciable asset category contemporaneously with the delivery of the Golden State in January 2009. The Golden State is on time charter with a major oil company through mid-month January 2016.

9.	Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain debt financings. On August 7, 2006, as part of the Partnership’s debt and equity financings, the Partnership issued the Second Lien Notes and entered into the Senior Credit Facility, while the Joint Venture entered into its own revolving credit loan facility. In conjunction therewith, the Partnership and Joint Venture incurred approximately $11,586 and $12,960 of deferred financing costs, respectively. Additionally, as a result of the refinancing of the Senior Credit Facility, approximately $2,451 of deferred financing costs that were associated with the debt that was repaid were expensed. Effective June 29, 2007 and again on October 20, 2008, the Partnership amended certain financial covenants in its Senior Credit Facility, for which it paid amendment fees of $158 and $814, respectively.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Direct costs associated with obtaining long-term financing and revolving credit facilities are deferred and generally amortized utilizing the effective interest method over the terms of the related financings. Any unamortized deferred financing costs are written-off when debt is retired before the maturity date. As a result of the Partnership not being in compliance with certain financial covenants at September 30, 2008 and December 31, 2008 and the senior lender waiver of this non-compliance initially expiring at January 31, 2009, the Partnership accelerated the amortization period for deferred financing costs to January 31, 2009, following an accounting policy of accelerating the amortization of deferred financing fees up to the date a related financing may be callable, which was first applied by the Partnership in the fourth quarter of 2008, resulting in additional amortization of deferred costs of $6,296 in this quarter. In addition, as a result of the Partnership receiving a notice from the agent for the lenders to the Joint Venture asserting events of default under that certain revolving notes facility agreement with the Joint Venture have occurred, which the Partnership disputes, the Partnership wrote off $6,910 of deferred financing costs at December 31, 2008. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

          For the years ended December 31, 2008, 2007 and 2006, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $8,148, $1,722 and $1,170, respectively, were amortized and included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income, and a portion is included in Construction-in-progress-ATBs and Vessels as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs. For the years ended December 31, 2008 and 2007, deferred financing costs of $2,522 and $2,515, respectively, were amortized and included in construction-in-progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers.

          On October 20, 2008, the Partnership and its lenders amended the Senior Credit Facility. See Note 12, “Debt” for additional discussion regarding the amendment.

10.	Income Taxes

          The components of the (benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,

	2008	2007	2006

Current
Federal	$—	$511	$(664)
State	583	536	208

	583	1,047	(456)

Deferred
Federal	(1,083)	(899)	1,331
State	(351)	(242)	202

	(1,434)	(1,141)	1,533

(Benefit) provision for income taxes	$(851)	$(94)	$1,077

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          A reconciliation of income tax expense, as computed using the federal statutory income tax rate of 34%, to the (benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,

	2008	2007	2006

Tax at federal statutory rate of 34%	$(45,327)	$1,481	$2,221
Effect of change in tax status	(22,236)	—	—
Change in valuation allowance	54,353	—	—
Entities not subject to federal income tax	10,516	(1,731)	(1,488)
State and local income taxes, net of federal benefit	244	279	337
Other	1,599	(123)	7

(Benefit) provision for income taxes	$(851)	$(94)	$1,077

          Significant components of deferred income tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	December 31,

	2008	2007

Net deferred tax assets
Net operating loss carryforward	$5,337	$787
Depreciation and amortization	9,049	—
Derivative liability	6,253	—
Debt discount	35,725	—
Allowance for doubtful accounts	570	76
Other	3,793	50

Total gross deferred tax assets	60,727	913
Less valuation allowance	(60,552)	—

Net deferred tax assets	$175	$913

Net deferred tax (liabilities)
Depreciation and amortization	—	$(2,309)
Prepaid expenses	$(175)	(36)
Net operating loss carryforward	—	—
Other	—	—

Total gross deferred tax liability	$(175)	$(2,345)

Net deferred tax liability	$—	$(1,432)

          At December 31, 2008 and 2007, the Partnership’s corporate subsidiaries had state net operating losses of $59,461, and $1,919, respectively, which will expire in 2015. Federal net operating losses totaled $56,250 at December 31, 2008. Federal net operating losses begin to expire in the year 2027. If certain substantial changes in the Partnership’s ownership occur, there would be an annual limitation on the amount of these carryforwards that could be utilized.

          As of January 1, 2007, the Partnership adopted the provisions of FIN 48 and changed its policy related to the accounting for income tax contingencies. The Partnership continues to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if the Partnership considers that a tax position is ‘more likely than not’ of being sustained upon audit, based solely on the technical merits of the position, it recognizes the unrecognized tax benefit. The Partnership measures the benefit by determining the greatest amount that is more than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. For any tax position where the likelihood of realizing the benefit is less than 50%, no tax benefit is recorded.

          Interest and penalties are recorded as a component of the Provision for Income Taxes and are classified on the balance sheet with the related tax liability.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          As a result of the implementation of FIN 48, the Partnership recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Partnership had $391 of unrecognized tax. At December 31, 2008 and December 31, 2007, the Partnership had $19,201 and $729 of unrecognized tax benefits, respectively, excluding interest and penalties. At December 31, 2008 and December 31, 2007, the Partnership had approximately $193 and $99, respectively, of accrued interest and penalties related to uncertain tax positions. At December 31, 2008 and December 31, 2007, the Partnership’s Condensed Consolidated Statement of Operations included $94 and $57, respectively, of interest and penalties related to tax uncertainties. The tax years 2002-2008 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

The following table indicates the changes to the Company’s uncertain tax positions for the year ended December 31, 2008:

Balance at December 31, 2007	$729	Balance at December 31, 2006	$391
Increase in uncertain tax positions in 2008	18,472	Increase in uncertain tax positions in 2007	338

Balance at December 31, 2008	$19,201	Balance at December 31, 2007	$729

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $1,740. Unrecognized tax benefits of $17,461 relate to current year net operating losses and timing differences that would not affect the effective tax rate if recognized.

          Tax Status

          For federal income tax purposes, the Partnership takes the position that it is a partnership that is not subject to federal income tax (excluding certain previously discussed subsidiaries which are subject to corporate level taxation). This position applies only if 90% or more of gross income in each year consists of certain identified types of “qualifying income” (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof). If the Partnership’s qualifying income drops below 90%, it will be treated as a corporation for federal income tax purposes. Consequently, the Partnership is required to make certain decisions regarding whether revenue is qualifying income. The assessment of qualifying income requires analysis of the products transported and identification of each product as “qualifying” or “non-qualifying”. These assessments are not always supported by historical data on the various products transported, and may be interpreted differently by the Internal Revenue Service. If products currently identified as “qualifying” were defined as “non-qualifying”, the Partnership may be treated as a corporation for federal income tax purposes. Additionally, as the Partnership seeks to maintain high utilization rates on its ITB fleet, it may transport products that are non qualifying, and accordingly, may be treated as a corporation for federal income tax purposes. If the Partnership is treated as a corporation for federal income tax purposes, it would pay federal income tax (other than dividend income from any subsidiary that is itself subject to corporate income tax) at the corporate tax rate, which is currently a maximum of 35%.

          On December 19, 2008, because of its increase in nonqualifying income and the likelihood that less than 90% of its gross income will be “qualifying income”, the Partnership elected to be classified as a corporation beginning January 1, 2009.

          In August 2008, the Partnership contributed the ownership interests of one of its subsidiaries, ITB Mobile LLC, to one of its subsidiaries, USCS Chemical Pioneer, Inc., which is a corporation. The tax basis of this asset differed from the book basis at the time of the transfer; however, no net deferred tax asset was recorded as a full valuation allowance was established against this deferred tax asset.

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
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

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

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of its assets and liabilities which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that it is more likely than not that certain deferred tax assets that existed as of December 31, 2008 will not be realized and, accordingly, provided a valuation allowance of $60,552 against these deferred tax assets. There were no such allowances as of December 31, 2007. At December 31, 2008 and December 31, 2007, the Partnership had deferred tax assets net of valuation allowances of $175 and $913, respectively. At December 31, 2008 and December 31, 2007, the Partnership had deferred tax liabilities of $175 and $2,345, respectively.

11.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	December 31,

	2008	2007

Interest	$12,757	$5,218
Construction of vessels	6,795	16,977
Insurance claims	3,061	2,520
Taxes payable	1,597	1,947
Accrued fuel charges	511	2,080
Other	5,472	2,583

	$30,193	$31,325

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

12.	Debt

The Partnership’s outstanding debt consisted of the following:

	December 31,

	2008	2007

Third Amended and Restated Credit Facility - Term, bearing interest at base rate plus 5.75% (7.5% at December 31, 2008) and LIBOR plus 3.5% (8.3% at December 31, 2007), including $858 of accrued paid-in-kind interest of 1.5% from October 24, 2008 to December 30, 2008	$298,639	$305,797
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at base rate plus 5.75% (7.5% at December 31, 2008) and LIBOR plus 3.5% (8.3% at December 31, 2007), including $87 of accrued paid-in-kind interest of 1.5% from October 24, 2008 to December 30, 2008	34,935	13,000
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5% (5.46% at December 31, 2008 and 9.3% December 31, 2007)	176,721	41,230

Total	610,295	460,027
Less: Current portion of long-term debt	610,295	3,100

Long-term debt	$—	$456,927

          Capitalized interest expense for the years ended December 31, 2008, 2007 and 2006 was $23,183, $18,123 and $7,667, respectively.

          Second Lien Notes

          On August 7, 2006, the Partnership and its wholly-owned subsidiary, U.S. Shipping Finance Corp., co-issued $100,000 aggregate principal amount of 13% Senior Secured Notes due August 15, 2014 (the “Second Lien Notes”). Interest is payable on the Second Lien Notes on February 15 and August 15 of each year. At December 31, 2008 and December 31, 2007 the Partnership had accrued $4,875 and $4,875 of interest on the Second Lien Notes, respectively.

          The Partnership may redeem all or part of the Second Lien Notes on or after February 15, 2011. Prior to such date, the Partnership may redeem all or a portion of the Second Lien Notes by paying a make-whole premium. In addition, prior to August 15, 2009, the Partnership may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the proceeds of certain equity offerings at a price of 113% of the principal amount of the Second Lien Notes redeemed.

          The Second Lien Notes are guaranteed by all of the Partnership’s existing domestic subsidiaries, other than U.S. Shipping Finance Corp., which acted as co-issuer of the Second Lien Notes, and Product Carriers, which owns the Partnership’s investment in the Joint Venture (Note 14). The Second Lien Notes and guarantees are secured on a second priority basis by liens on the Partnership’s vessels and the ATB Escrow Account. In the event that the Partnership’s creditors exercise remedies with respect to the Partnership’s and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by first priority liens under the Partnership’s Senior Credit Facility and other first priority obligations in full before any payments are made with respect to the Second Lien Notes.

          Senior Credit Facility

          On August 7, 2006, concurrent with the sale of the Second Lien Notes, the Partnership amended and restated its then existing credit facility (the “Prior Credit Facility”) by entering into the Third Amended and Restated Credit Facility (the “Senior Credit Facility”). The Senior Credit Facility provides for:

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

•

Term loans up to $310,000, of which the Partnership had $298,639 and $305,797 outstanding at December 31, 2008 and December 31, 2007, respectively. A revolving credit facility up to $40,000 provides for the issuance of letters of credit for amounts totaling up to a sublimit of $15,000. As of December 31, 2008 and 2007, net of letters of credit of $214 outstanding at both dates, the maximum amount available under the revolving credit facility was $4,938 and $26,786, respectively. The amount outstanding at December 31, 2008 represents amounts that Lehman Brothers Commercial Paper refused to lend because it has filed for protection under the U.S. bankruptcy laws. The Partnership does not have access to this remaining balance under its revolving credit facility.

•

Effective with the October 20, 2008 amendment, borrowings under the Senior Credit Facility bear interest at the base rate plus 4.25% (7.5%) at December 31, 2008 or LIBOR plus 5.25% with a LIBOR floor of 3.25%, plus an additional 1.5% per annum in interest on outstanding borrowings, which additional interest is paid-in-kind (“PIK interest”), and the PIK interest rate increased to 4.5% on January 31, 2009. In addition, the Partnership’s commitment fee on the unused portion of the revolving credit facility increased to 1% per year.

          The Partnership’s obligations under its Senior Credit Facility are secured by a first priority security interest, subject to permitted liens, on all its assets (other than the assets of the Joint Venture and Product Carriers). The Partnership and its subsidiaries (other than the Joint Venture and Product Carriers) are all borrowers or guarantors under its Senior Credit Facility.

          The Partnership can prepay all loans under the Senior Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs).

          The Partnership’s Senior Credit Facility prevents it from declaring dividends or distributions until all borrowings under the facility are repaid. In addition, the Senior Credit Facility contains covenants requiring the Partnership to adhere to certain financial covenants and limiting the ability of the Partnership’s operating company and its subsidiaries to, among other things:

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

          If an event of default exists under the Senior Credit Facility, the lenders are able to accelerate the maturity of all outstanding loans, as well as exercise other rights and remedies.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Amendments to Senior Credit Facility

          On October 20, 2008, the Partnership and its lenders amended the Senior Credit Facility. The material changes to the Senior Credit Facility included:

•

The lenders waived any potential defaults under the financial covenants for the quarters ended September 30, 2008 and December 31, 2008 through January 31, 2009 (which date was subsequently extended to March 13, 2009).

•

The margin over LIBOR that the Partnership pays as interest on its borrowings was increased from 3.5% to 5.25%, and a floor on the LIBOR rate of 3.25% was established, meaning that the minimum cash interest rate on LIBOR based borrowings will be 8.5%. The margin over base rate loans was increased from 2.5% to 4.25%.

•

The Partnership pays an additional 1.5% per annum in interest on outstanding borrowings through January 31, 2009, which additional interest is paid-in-kind (“PIK interest”); the PIK interest rate increased to 4.5% on January 31, 2009. Total PIK interest accrued in the fourth quarter of 2008 was $945.

•

A new financial covenant was added to the credit agreement that requires the Partnership to have cumulative Consolidated EBITDA (as defined in the Senior Credit Facility) for the period beginning September 1, 2008 and ending on the specified date as follows:

Month Ending	Cumulative Consolidated EBITDA

October 31, 2008	$4,000,000.
November 30, 2008	6,000,000.
December 31, 2008	9,000,000.
January 31, 2009	13,000,000.

•

The grace period before a payment default in respect of other indebtedness having a principal amount in excess of $1.0 million becomes an event of default under the Senior Credit Facility was eliminated.

•	The Partnership is not permitted to pay any distributions on its common units until all borrowings under the Senior Credit Facility are paid in full.

•	The Partnership paid an amendment fee of $814.

          The Partnership has achieved these minimum cumulative EBITDA requirements for each of the four periods noted above. On December 30, 2008, the Partnership entered into a Forbearance Agreement with the lenders under our Senior Credit Facility, which was extended several times and amended and restated on March 13, 2009, and which terminates on April 30, 2009. Pursuant to the March 13, 2009 forbearance agreement, our lenders agreed not to take any action as a result of the Partnership’s failure to make both the December 31, 2008 and March 31, 2009 principal and interest payments under the Senior Credit Facility, our failure to be in compliance with certain of our financial covenants at September 30, 2008 and December 31, 2008, and our failure to make the scheduled interest payment due in respect of our Second Lien Notes on March 17, 2009. During the term of the forbearance agreements, the Partnership agreed to engage in good faith negotiations with the administrative agent and the lenders regarding restructuring and strategic alternatives, including a possible sale of the Partnership. The Partnership filed for protection under the U.S. bankruptcy laws prior to the expiration of the most recent forbearance period. See Note 3—Proceedings Under Chapter 11 of the Bankruptcy Code.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          As the Partnership’s Senior Credit Facility is callable, the Partnership has classified it as current at December 31, 2008. Furthermore, as the Second Lien Notes contain cross-default provisions in the indenture governing the Second Lien Notes that accelerate payment of the Second Lien Notes if there is a payment default or acceleration of the Senior Secured Facility, it has also been classified as current at December 31, 2008.

          On December 31, 2008, the debt associated with our Senior Credit Facility was quoted at an average price of approximately $0.455 to the dollar, which results in an implied market value of $151,776. In addition, our Second Lien Notes were priced at $0.20 to the dollar, yielding an implied market value of $20,000.

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

          Joint Venture Credit Facility

          On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the “Revolver”) pursuant to which affiliates of The Blackstone Group and other parties (the “Joint Venture Investors”) made available $325,000 of revolving credit loans, of which $176,721 and $41,230 was outstanding at December 31, 2008 and 2007, respectively.

          The Revolver terminates on July 31, 2012, but may be terminated earlier upon the reduction of the commitment amount to zero pursuant to the terms of the Revolver or ninety days following the delivery date of the last vessel, as defined. In addition, the Revolver stipulates prepayment amounts and dates that result from a commitment reduction, the sale of a vessel, or an event of loss, as defined. Borrowings bear interest at either the base rate of interest (greater of the Federal Funds Rate plus 0.5% or JPMorgan Chase Bank, N.A.’s prime rate) plus 3.5% or the adjusted LIBOR rate of interest, as defined, plus 4.5%. If certain operational targets are met by August 7, 2009, the spread for both base rate and adjusted LIBOR rate advances will be reduced by 1.0%. All borrowings bear interest at LIBOR (0.96% and 4.8% at December 31, 2008 and 2007, respectively) plus 4.5%.

          The Joint Venture incurs a commitment fee on the unused portion of the Revolver of 1.0% per year. In addition, both the security agent and administrative agent are due fees of 0.005% of borrowings outstanding and $300 per year, respectively. The Revolver is secured by substantially all of the assets of the Joint Venture and contains various restrictions and limitations that may affect the Joint Venture’s business and affairs. These include restrictions and limitations relating to the Joint Venture’s ability to incur indebtedness and other obligations and to make investments and acquisitions. The Joint Venture’s failure to comply with any of these provisions, or to pay its obligations under the Revolver, could result in foreclosure by the lenders of their security interests in its assets. The Partnership has no obligation for the liabilities of the Joint Venture under the revolver in excess of its $70,000 capital commitment, of which $70,000 has been made at December 31, 2008.

          The Partnership received notice from the agent for the lenders to the Joint Venture asserting that events of default under the Revolver have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the management agreement. Because of the purported defaults, which could result in all amounts due under the Revolver immediately due and payable if such defaults were actually determined to have occurred, which the Partnership disputes, these amounts have been classified as current at December 31, 2008. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

13.	Partners’ Capital

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

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Common Units and Class B Units Issued

          Concurrent with the sale of the Second Lien Notes and the debt refinancing in August 2006, the Partnership issued to third party investors 1,310,375 common units and 3,123,205 class B units at a unit price of $18.34 and $17.12, respectively, for approximately $77,500 of gross proceeds. On August 7, 2006, in order to maintain its 2% ownership, the general partner was required to make a capital contribution to the Partnership of approximately $1,582.

          Class B Conversion

          On February 2, 2007, the Partnership held a special meeting of unitholders and a majority of unitholders voted in favor of automatically converting the Partnership’s 3,123,205 class B units into 3,123,205 common units.

          Distributions

          On November 1, 2007, August 1, 2007, May 3, 2007 and February 6, 2007, the Board of Directors of the general partner declared the Partnership’s regular cash distribution for each of the quarters ended September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively, of $0.45 per unit. The distribution was paid on all common, subordinated and general partner units on November 15, 2007, August 15, 2007, May 15, 2007 and February 15, 2007 to all unitholders of record on November 9, 2007, August 10 2007, May 11, 2007 and February 12, 2007, respectively.

          On February 7, 2008, the Board of Directors of the general partner declared the regular cash distribution as it relates to the fourth quarter of 2007 of $0.45 per common unit. The distribution was paid on all common units on February 15, 2008 to all common unitholders of record on February 12, 2008. The aggregate amount of the distribution was $5,100. In February 2008, the Partnership did not declare or pay a distribution on the subordinated or general partners units. United States Shipping Master LLC (“Shipping Master”), the holder of the Partnership’s subordinated units and general partner units, requested that the Partnership not pay the fourth quarter distribution on the subordinated units and general partner units and instead retain the cash for working capital purposes; to increase the reserves available for payment of future distributions on its common units; for the completion of its capital construction program; and to strengthen coverage with respect to the Partnership’s financial covenants under the Senior Credit Facility in future periods.

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

          Restricted Units / Deferred Equity Compensation

          On April 2, 2007, the Partnership issued to each of the non-employee directors of its general partner who were not employed by Sterling Investment Partners 2,000 restricted common units under the Long-Term Incentive Plan for a total grant of 8,000 units. These restricted units vested on March 31, 2008. Each director’s right to receive distributions on the restricted units vested as to 500 units on each of April 2, 2007, July 1, 2007, October 1, 2007 and January 1, 2008. The value of the restricted units as determined on the date of issuance was $151. This amount was amortized over the vesting period of the units. At December 31, 2008, unamortized deferred equity compensation was $0.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          On April 1, 2008, the Partnership issued to each of the non-employee directors of its general partner who were not employed by Sterling Investment Partners 3,065 fully vested common units under the Long-Term Incentive Plan for a total grant of 12,260 units. The value of the restricted units as determined on the date of issuance was $146, which has been fully recognized in earnings.

14.	Joint Venture

          On August 7, 2006, Product Carriers entered into the Joint Venture to finance the construction of the first five tankers by NASSCO. The Joint Venture Investors have committed to provide an aggregate of $105,000 of equity financing and the Partnership has committed to provide $70,000 of equity financing to the Joint Venture, of which $70,000 had been paid by the Partnership at December 31, 2008. In addition, the Joint Venture entered into the Revolver pursuant to which the Joint Venture Investors have made available $325,000 of revolving credit loans to finance construction of the first five tankers, including $135,492 and $41,230 that were drawn during 2008 and 2007, respectively (see Note 12). As tankers are constructed, the Partnership originally had the right (except in certain limited circumstances) to purchase completed tankers from the Joint Venture at specified prices subject to adjustment, provided that such prices were within the range of fair values as determined by appraisal. If the Partnership did not elect to purchase a tanker within a specified time period, the Joint Venture could sell the tanker to a third party; however, the Joint Venture was first obligated to allow the Partnership to make an offer to purchase the tanker (except in certain limited circumstances). The Joint Venture intended to use the proceeds from the sale of the tankers to the Partnership (or to third parties if the Partnership did not exercise its purchase options), to, among other things, repay debt and to fund future milestone payments to NASSCO relating to the construction of the remaining tankers and ultimately to make distributions to the Joint Venture’s equity holders. Distributions are made first to the third party equity investors, until they receive a specified return, then to Product Carriers until it receives a specified return, and then on a shared basis dependent on the returns generated. Because we were unable to purchase the first two vessels from the Joint Venture and it is unlikely, in light of current market conditions, that the Joint Venture will be able to sell the vessels to a third party at this time, the Joint Venture will need to obtain debt and equity financing of approximately $253,000 to finance the completion of the remaining vessels. There can be no assurance the Joint Venture will be able to obtain financing on acceptable terms or at all.

          Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers. The Partnership received an arrangement fee of $4,500 which is reflected in the financial statements as a reduction of the Partnership’s fees associated with the issuance of Joint Venture equity. The Joint Venture had the right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture at specified times, but the Joint Venture did not exercise this option. Because the Joint Venture did not exercise its option to have the rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, the Partnership believed there was substantial uncertainty that the Partnership would realize any monetary return on its $70,000 equity investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          The Partnership, through Product Carriers, owns a 40% equity interest in the Joint Venture, with the Joint Venture Investors owning in aggregate a 60% equity interest. The obligations and liabilities of the Joint Venture are intended to be non-recourse to the Partnership, although the Joint Venture’s financial statements are consolidated with it for financial reporting purposes due to the Partnership’s control of the board of directors of the Joint Venture and other aspects of the joint venture agreement. The Partnership does not have any further obligation to contribute funds to the Joint Venture, other than its commitment to provide $70,000 of equity funding, to guaranty USS Product Manager LLC’s (“Product Manager”), the Partnership’s wholly-owned subsidiary, obligation under the management agreement and certain indemnification obligations. The Consolidated Statements of Operations and Comprehensive Income include the net income (loss) attributable to the 60% owners of the Joint Venture as “Noncontrolling interest in Joint Venture losses” and the Consolidated Balance Sheets include the equity attributable to the 60% owners of the Joint Venture as “Noncontrolling Interest in Joint Venture.”

          The Partnership had the right to and appointed three of the directors to the Joint Venture, and the other equity holders had the right to and appointed two directors, although upon the occurrence of specified events, the Partnership would lose the right to appoint two of its three directors. There is an independent director, who can only vote when the board is considering a voluntary bankruptcy of the Joint Venture. In addition, in all circumstances the taking of certain fundamental actions will require the consent of a director appointed by the other equity holders. In February 2009 certain of the Joint Venture Investors asserted that one of the specified events that causes the Partnership to lose the right to appoint two of our three directors occurred and purported to remove those two directors and to remove Product Carriers as the managing member of the Joint Venture. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

          The Joint Venture agreement prohibits the Partnership from acquiring any vessels engaged in the coastwise trade built since January 1, 1996 that are greater than 30,000 dwt until all the vessels being constructed by the Joint Venture have been sold or have entered into charters meeting specified minimum standards.

          Product Manager manages the construction and operation of the tankers for the Joint Venture, for which it receives the following, subject to certain specified limitations:

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

          For the year ended December 31, 2008 and 2007, the Partnership earned $1,435 and $343, respectively, in management fees from the Joint Venture, which were eliminated in consolidation.

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement are being performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management devoted significant time to the management and operation of the Joint Venture. Financial statement impacts of the above mentioned fees are eliminated upon consolidation of the Joint Venture. In February 2009 certain of the Joint Venture Investors asserted that a termination event occurred under the management agreement and, in their purported capacity as managing member of the Joint Venture, purported to terminate Product Manager’s rights under the management agreement other than the right to manage the operations of the Golden State pending the Joint Venture finding a replacement manager. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

          In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. For the years ended December 31, 2008 and 2007, Product Manager recognized $1,435 and $396, respectively, in fees for these site supervision activities, which were eliminated in consolidation. However, in January 2009, the Joint Venture reassumed these responsibilities and engaged a third party to provide these site supervision services.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

15.	Hedging

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

          The Partnership utilizes the best available information in measuring fair value. The Partnership has determined that its interest rate cap is valued using Level 2 inputs and its interest rate swaps are valued using Level 3 inputs as of December 31, 2008 in the fair value hierarchy described as follows:

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

          The financial asset carried at fair value measured via Level 2 inputs on a recurring basis as of December 31, 2008 includes:

•	An interest rate cap with a fair market asset value of $775.

The financial liabilities carried at fair value measured via Level 3 inputs as December 31, 2008 include:

•	An interest rate swap with a fair market liability value of $9,167.

•	An interest rate swap with a fair market liability value of $6,396.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

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

          Partnership Hedging

          In connection with the refinancing of its credit facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.9%. The fair value of this hedge was a liability of $9,167, net of a credit risk adjustment of 32% at December 31, 2008 and a liability of $6,643 at December 31, 2007. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that this contract was no longer effective as a cash flow hedge and the change in fair value for the period October 1, 2008 through December 31, 2008 has been recorded in earnings as a loss of $3,634. The fair value at September 30, 2008 and December 31, 2007 is reflected in other comprehensive income in the accompanying financial statements as this contract had been designated as a cash flow hedge and was effective at such dates. This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.4%. The fair value of this hedge was a liability of $6,396, net of a credit risk adjustment of 32% at December 31, 2008 and a liability of $3,449 at December 31, 2007. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that this contract was no longer effective as a cash flow hedge and the change in fair value for the period October 1, 2008 through December 31, 2008 has been recorded in earnings as a loss of $3,249. The fair value at September 30, 2008 and December 31, 2007 is reflected in other comprehensive income in the accompanying financial statements as this contract had been designated as a cash flow hedge and was effective at such dates. . This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008 the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of a portion of the owner-furnished equipment six months ahead of the original forecasted expenditure date, rendering this portion of the hedge ineffective. The Partnership received net proceeds totaling $170 which is recorded in earnings. In addition, two of the forecasted payments were contractually extended and subsequently terminated, rendering the contracts designated as cash flow hedges for these forecasted payments ineffective. The Partnership sold these contracts during June 2008 and received net proceeds totaling $657, which is included in earnings. In 2008, the Partnership paid amounts for the purchase of owner furnished equipment eight months ahead of the original forecasted expenditure date rendering this portion of the hedge ineffective. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. As of December 31, 2008, all contracts for this hedge have been satisfied. The fair market value of the foreign currency forward contracts at December 31, 2007 was a gain of $955.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at December 31, 2008 was a receivable of $775 and is recorded in “Other Assets” on the Consolidated Balance Sheets. A decrease in the fair value of the instrument of $1,175 for the year ended December 31, 2008 is recorded as a loss on derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income.

16.	Hess Support Agreement

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

          The cumulative net amount that was recorded as a reduction in the purchase price of the six ITBs was $8,568 upon the expiration of the Support Agreement in September 2007. The final “true-up” process concluded during November 2008 and resulted in an additional purchase price increase of $406 to the six ITBs and was considered when calculating the ITBs impairment charge recorded in the third quarter of 2008.

17.	Related Party Transactions

          Hess Support

          Hess is one of the Partnership’s significant customers. Voyage revenues earned from transactions with Hess (which do not include amounts under the Support Agreement) for the years ended December 31, 2008, 2007, and 2006 were $12,810, $15,006, and $11,035, respectively. Accounts receivable due under the Support Agreement were $0 at December 31, 2008 and 2007.

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $63,329, $54,304 and $46,388, respectively, for the years ended December 31, 2008, 2007 and 2006.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          On August 7, 2006, in order to maintain its 2% ownership relative to the new equity units issued, the general partner was required to make a capital contribution to the Partnership of approximately $1,582. To make this contribution, the general partner issued the Partnership a promissory note, which was repaid from distributions on the general partner units made on August 15, 2006.

          New York Office

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York City office. The Partnership subleases 75% of the leased space to certain companies affiliated with the former Chairman of the Partnership. The affiliated companies will pay their portion of the rent in advance of the Partnership making the rental payment. The Partnership has provided a letter of credit totaling $214 to secure final payments of the lease commitment. The Partnership has been reimbursed 75% of the cost of providing the letter of credit and has received a guaranty from its former Chairman in the event of any default of the lease, including that which would require drawdown of the letter of credit. For the years ended December 31, 2008 and 2007, the Partnership paid $433 and $412, respectively, in connection with the lease and received $325 and $309, respectively, from its related parties. The former Chairman resigned as of October 23, 2008. Terms of the lease are further discussed in Note 18.

          New York Premise

          On December 22, 2008, the Partnership entered into a one year lease beginning February 1, 2009 for the tenancy/residency of the Partnership’s chief executive officer. A security deposit of $17 was paid upon entering the lease. For the year ended December 31, 2008 the Partnership paid $9 in advance for the first month’s rent.

          USS Product Manager LLC

          USS Product Manager LLC (“Product Manager”), the Partnership’s wholly-owned subsidiary, manages the construction and operation of the tankers for the Joint Venture, for which it receives the following, subject to certain specified limitations:

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

          The management agreement between Product Manager and the Joint Venture has an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement are being performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. Certain members of the Partnership’s management devote significant time to the management and operation of the Joint Venture. For years ended December 31, 2008 and 2007, the Partnership recorded $1,435 and $343, respectively, in income related to this management agreement; however these amounts were eliminated in consolidation. In February 2009 certain of the Joint Venture Investors asserted that a termination event occurred under the management agreement and, in their purported capacity as managing member of the Joint Venture, purported to terminate Product Manager’s rights under the management agreement other than the right to manage the operations of the Golden State pending the Joint Venture finding a replacement manager. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

       In December 2007, Product Manager agreed to assume responsibility for certain site supervision activities previously performed by the Joint Venture in exchange for fees that will total $1,000 per vessel constructed, subject to certain limitations, in addition to the oversight fees. For years ended December 31, 2008 and 2007, Product Manger recognized $1,435 and $396, respectively, in fees for these site supervision activities, which were eliminated in consolidation. In January 2009, the Joint Venture reassumed these responsibilities and engaged a third party to provide these site supervision services.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Third Party Joint Venture Investors

          As a result of the formation the Joint Venture, the Partnership considers the Joint Venture Investors to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the years ended December 31, 2008 and 2007, the Joint Venture has paid interest of $9,289 and $5,375, respectively, to the Joint Venture Investors. The Joint Venture Investors have alleged we are in default under certain agreements with the Joint Venture and have attempted to take action terminating our rights to manage the Joint Venture and to foreclose on the Joint Venture’s assets. See Note 23—Subsequent Events—Litigation with Joint Venture Investors.

          Directors Compensation

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

•	that William M. Kearns, Jr. be paid an additional annual retainer of $12 for serving as lead director of the Board of Directors.

          Effective October 1, 2008, the Compensation Committee of the Board of Directors of our General Partner revised the compensation being paid to non-management directors for their service as directors to a fixed fee of $20 per quarter with no additional fees for meetings attended, plus reimbursement of out-of-pocket expenses. Prior to this change, each of our non-management directors received a quarterly cash retainer fee of $13 in consideration of their services as director of our general partner, plus a cash fee of $1 for each board meeting that they participated in. Furthermore, the chairman of the audit committee received a $10 annual retainer, and each of the other members of the audit committee received a $5 annual retainer. Beginning in 2008, we paid the lead outside director a $12 annual retainer. In addition, in 2007 and 2008 we issued common units to each of the non-management, non-Sterling investors having a value of $38 in 2007 and $36 in 2008.

          Sterling Investment Partners

          In connection with the debt and equity financings in August 2006 (Note 12), the Partnership expensed a fee of $250 relating to advisory services provided by Sterling Investment Partners Advisors LLC (“Sterling”), an affiliate of the entity that directly controls the Partnership’s general partner. Additionally, in connection with the formation of the Joint Venture, the Joint Venture paid a fee of $1,500 to Sterling. The portion of the $1,500 related to the issuance of the Joint Venture equity was recorded as a charge to the equity raised and the portion related to the issuance of debt was recorded as deferred financing costs (Note 9).

          August 2006 Equity Financing

On August 7, 2006, the Partnership issued in a private placement to accredited investors under Section 4(2) and Regulation D of the Securities Act of 1933 1,310,375 common units and 3,123,205 class B units at a price of $18.34 and $17.12, respectively, for approximately $77,500 of gross proceeds. Sterling/US Shipping Partners LP, which controls Shipping Master, purchased 41,174 common units and 99,531 class B units, and an affiliate of Sterling/US Shipping Partners LP purchased 686 common units and 1,659 class B units. In addition, Mr. Gridley, the Partnership’s former chairman and chief executive officer, Mr. Gehegan, the Partnership’s chief operating officer, Mr. Bergeron, the Partnership’s former vice president-chief financial officer and Mr. Miller, the Partnership’s vice president-chartering, purchased 2,020 common units, 2,020 common units, 760 common units and 1,520 common units, respectively, and 4,820 class B units, 4,820 class B units, 1,815 class B units and 3,630 class B units, respectively.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

18.	Commitments and Contingencies

          Leases

          On September 23, 2005, the Partnership entered into a ten-year lease for office space for its New York office, commencing on January 1, 2006. The Partnership, as the lessee, subleases 75% of the leased space to certain companies affiliated with the former Chairman and Chief Executive Officer of the Partnership. The total obligation of the lease over the ten-year period is $4,150, including annual escalation; however, the Partnership is entitled to sublease income of $3,112 from the affiliated companies. Average annual rental expense, net of sublease income of $311, to the Partnership is $104. The lease provides for additional payments of real estate taxes, insurance and other operating expenses applicable to the property and the sublease provides for the affiliated companies to pay 75% of these expenses. Total rental expense excludes such additional expense payments as part of the minimum rentals.

          At December 31, 2008, future rental commitments under non-cancelable leases are as follows:

Year ended December 31,	Operating Leases	Subleases	Net Leases

2009	$678	$(313)	$365
2010	433	(318)	115
2011	432	(324)	108
2012	439	(329)	110
2013	447	(335)	112
Thereafter	916	(687)	229

	$3,345	$(2,306)	$1,039

          Rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $650, $639, and $470, respectively. In addition to minimum rental payments above, rent expense includes reimbursements for real estate taxes and rental of a warehouse under a cancelable lease.

          Employment Agreements

          In 2002, the general partner of the Partnership entered into employment agreements with its five executive officers at that time. The employment agreements had an initial term of three years and were amended and restated in 2004 in connection with the Partnership’s initial public offering. These agreements automatically extend for successive one-year terms unless either party gives 60-days written notice prior to the end of the term that such party desires not to renew the employment agreement and currently expire in October 2009. In December 2007, one of the executive officers subject to an employment agreement voluntarily retired, and in conjunction therewith, the executive officer and the Partnership entered into a separate agreement for future services, for which the individual received $150. In April 2007, the general partner of the Partnership entered into an employment agreement with Jan T. Ziobro, vice president--new construction, expiring in April 2010, with substantially the same terms as the agreements for the other executive officers.

          The three employment agreements in effect at December 31, 2008, provide for an aggregate base annual salary of $876. In addition, each employee is eligible to receive an annual bonus award as determined by the Board of Directors of the general partner at its sole discretion. If the employee’s employment is terminated without cause or if the employee resigns for a good reason, the employee will be paid, for a period equal to the longer of (a) the remaining term of the employee’s agreement or (b) one year, a monthly payment equal to one-twelfth of the employee’s then annual salary plus his target bonus (50% of salary unless otherwise specified by the compensation committee of the Board of Directors).

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Call for Additional Payment from Indemnity Association

          Because we obtain some of our insurance through protection and indemnity associations, we may be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations. On November 4, 2008, we received a notice from our protection and indemnity association that due to the impact of the recent financial market turmoil combined with substantial association claims, the association needed to increase its reserves, which they would accomplish through levying supplementary premiums for the 2006 and 2007 policy years. The association also issued an estimate of a supplementary premium on the 2008 policy year and ordered a general increase for the forthcoming 2009 policy year. The supplementary premium to be levied is set at 20% and 25% of the policy years’ annual premiums for the 2006 and 2007 policy years, respectively. There is an estimate of 20% supplementary premium for the 2008 policy year which will be reviewed in October 2009 and adjusted according to claims activity as well as investment income. Supplemental premiums for the 2006 and 2007 policy years are $343 and $487, respectively, and are reflected in our financial statements at December 31, 2008 as other expense. Premiums for the two vessels sold in 2008 became due in January 2009. Premiums for the remaining fleet are payable in three consecutive monthly installments beginning in March 2009 for the 2006 policy year and beginning June 2009 for the 2007 policy year. An estimated amount of $475 has also been recognized as other expense at December 31, 2008 related to the additional supplemental premium for the 2008 policy year based on the notice received from our protection and indemnity association. The association will review this 2008 policy supplementary premium to be levied in October 2009. Renewals for the policy beginning in February 2009 increased by approximately 6.7% for those vessels who were in service for the entire 2008 policy year. Policy years run from February 20 to February 19.

          Severance Obligations

          Mr. Gridley, the Partnership’s former chairman and chief executive officer, resigned as an employee of the general partner of the Partnership in October 2008. In connection with the resignation, a subsidiary of the general partner and Mr. Gridley entered into a severance agreement (which reflected the severance provisions of his employment agreement, which was entered into in connection with the Partnership’s initial public offering in November 2004), under which he is entitled to severance in the amount of $1,251, payable in equal semi-monthly installments for a period of two years, provided that if a change of control of the Partnership occurs prior to October 22, 2009, he will be entitled to an additional $626, and such amount, together with certain portions of the unpaid portion of the $1,251, will be immediately due and payable. The Partnership has accrued severance of $1,251 of which $1,134 remains as of December 31, 2008. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Gridley.

          On December 30, 2008, Mr. Al Bergeron, the Partnership’s vice president-chief financial officer, left the Partnership and the general partner. Pursuant to the terms of Mr. Bergeron’s employment agreement, which was entered into in connection with the Partnership’s initial public offering in November 2004, he is contractually entitled to receive severance in the amount of $930, payable in equal semi-monthly installments over a period of two years, provided that if a change of control of the Partnership (as defined in the employment agreement) occurs prior to December 30, 2009, he will be entitled to an additional $465. The Partnership has accrued $930 severance amount as of December 31, 2008. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Bergeron.

          Union Agreements

          The Partnership has collective bargaining agreements with two maritime unions, the American Maritime Officers union, which covers the officers of the vessels, and the Seafarers’ International Union, which covers all of the other seagoing personnel, that expired in the second quarter of 2007. In September 2007, an agreement was reached with the American Maritime Officers union. The agreement is retroactive to May 1, 2007 and expires on April 30, 2010. A five year agreement with the Seafarers’ International Union was reached in October 2007. This agreement is retroactive to July 1, 2007 and expires in 2012. The two agreements are consistent with industry trends and provide for annual wage and benefit increases. These are the only collective bargaining agreements to which the Partnership is party.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          Claims and Litigation

          At December 31, 2008 and 2007, the Partnership has a liability for total claims exposure, both insured and uninsured, of $3,061 and $2,520, respectively, and a corresponding receivable from the insurance carrier of $3,905 and $2,999, respectively.

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

          See Note 23—Subsequent Events—Litigation with Joint Venture Investors for information with respect to our litigation with the Joint Venture Investors.

          Charter Commitments

          The Partnership’s time charters and consecutive voyage charters extend over various periods of time. At December 31, 2008, minimum future charter revenue from vessel charters including the Joint Venture vessels is as follows:

Year ended December 31,
2009	$84,730
2010	120,491
2011	127,016
2012	88,850
2013	66,271
Thereafter	115,221

$599,579

          These amounts include committed charters on tankers and the ATBs yet to be constructed. However, as a result of the agreement in principle to settle litigation with the Joint Venture Investors, the financial results of the Joint Venture will no longer be consolidated with the financial results of the Partnership, and therefore the Partnership will not recognize any charter revenue from the Joint Venture’s vessels. Excluding charter revenues from the Joint Venture’s vessels, minimum future revenue from vessels charters is as follows:

Year ended December 31,
2009	$56,945
2010	61,530
2011	37,103
2012	14,963
2013	5,684
Thereafter	4,684

$180,909

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          ATB Commitments

          The Partnership has contracted with Manitowoc Marine Group (“MMG”) for the construction of a barge. The Partnership has also contracted for the construction of a tug with Eastern Shipbuilding Group, Inc. (“Eastern”), which will be joined with the barge to complete a new ATB unit. The Partnership took delivery of the tug in May 2009. The Partnership expects that the final ATB will be completed in August 2009 at a cost of approximately $71,348 (excluding capitalized interest which totaled $5,054 at December 31, 2008). The cost increase over the originally budgeted amount of $66,000 is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. At December 31, 2008, the Partnership had restricted cash and funds in escrow totaling approximately $8,004 of which $5,741 was used to pay costs incurred in 2009 to complete the ATB Brownsville and this final ATB and $2,263 was used to pay costs incurred prior to December 31, 2008 to construct these vessels. The Partnership expects that it will need to fund approximately $8,285 of construction costs to complete the final ATB from its operating cash flows.

          Joint Venture Tanker Commitments

          The Partnership, through its subsidiary, Product Carriers, entered into a contract with NASSCO for the construction of nine 49,000 dwt double-hulled tankers. Upon formation of the Joint Venture, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Joint Venture. NASSCO released Product Carriers from any obligation under the construction contract relating to the first five tankers. The Joint Venture’s option to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture expired unexercised. As a result, Product Carriers was obligated to obtain alternative financing for their construction or to transfer the shipyard slots. Because the Joint Venture did not exercise its option to have the rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Joint Venture and due to Product Carriers inability to obtain the necessary financing to construct these four tankers due to its financial condition and current market conditions, the Partnership has been advised by NASSCO that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. Product Carriers is obligated to reimburse NASSCO for any damages incurred by NASSCO as a result of these tankers not being constructed, or if they are transferred to a third party at a loss to NASSCO, up to a maximum of $10,000 (plus costs and expenses incurred by NASSCO) for each such tanker, with such amounts being funded solely out of monies received by Product Carriers in respect of its equity investment in the first five vessels constructed by the Joint Venture. As a result, the Partnership believed that there was substantial uncertainty that the Partnership would realize any monetary return on or of its $70,000 equity investment in the Joint Venture.

          Letters of Credit

          The Partnership has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events under a $214 letter of credit at December 31, 2008. The letter of credit is extended to secure final payments associated with the New York office lease. There have been no claims against this letter of credit.

19.	Employee Benefit Plans

          The Partnership’s general partner maintains an employee savings plan under Section 401(k) of the Internal Revenue Code, which the Partnership’s non-union shore staff are eligible to participate in. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. For the years ended December 31, 2008, 2007, and 2006, the plan provided for matching contributions by the Partnership of 5%. In 2008, 2007, and 2006, the Partnership made matching contributions of approximately $290, $208, and $215, respectively, to the plan.

          A significant number of the employees of a subsidiary of the general partner are covered by union sponsored, collectively bargained multi-employer pension plans. These expenses are directly allocated to, and reimbursed by, the Partnership. The Partnership contributed and charged to expense $1,132, $1,040 and $882 in 2008, 2007 and 2006, respectively, for such plans. Information from the plan’s administrators is not sufficient to permit the Partnership to determine its share, if any, of unfunded vested benefits.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

20.	Contract Settlement

          On February 9, 2007, the Partnership and a major oil and chemical customer reached an agreement to terminate a Contract of Affreightment under which the customer was obligated to purchase services for the transport of minimum freight volumes through late 2007 from a manufacturing facility that it sold. The Partnership received $3,486 from the customer in exchange for releasing the customer from its future obligations under the Contract of Affreightment. The $3,486 is included in “Other Expense (Income)” on the Statements of Operations and Comprehensive Income. Simultaneously, a new three year Contract of Affreightment at market rates with reduced volumes was agreed upon with the same customer.

21.	Quarterly Results of Operations (Unaudited)

          The following summarizes certain quarterly results of operations:

	Three Months Ended

2008	December 31	September 30 (1)	June 30(2)	March 31

Total revenues	$46,529	$48,588	$49,819	$51,504
Operating (loss) income	$(5,110)	$(79,968)	$1,603	$519
Net (loss) income	$(37,307)	$(87,483)	$(2,683)	$(5,778)
General partner’s interest in net (loss) income	$(745)	$(1,750)	$(54)	$(116)
Limited partners’ interest in net (loss) income	$(36,562)	$(85,733)	$(2,629)	$(5,662)
Net (loss) income per limited partner unit (basic and diluted)	$(2.01)	$(4.70)	$(0.14)	$(0.31)
Weighted average limited partner units outstanding (basic)	18,254	18,254	18,254	18,242
Weighted average limited partner units outstanding (diluted)	18,254	18,254	18,254	18,242

	Three Months Ended

2007	December 31	September 30	June 30	March 31

Total revenues	$43,467	$45,559	$45,621	$42,082
Operating income	$4,881	$3,919	$6,207	$10,400
Net (loss) income	$(1,363)	$(1,978)	$2,408	$5,749
General partner’s interest in net (loss) income	$(27)	$(40)	$48	$115
Limited partners’ interest in net (loss) income	$(1,336)	$(1,938)	$2,360	$5,634
Net (loss) income per limited partner unit (basic and diluted)	$(0.07)	$(0.11)	$0.13	$0.31
Weighted average limited partner units outstanding (basic)	18,234	18,234	18,234	18,234
Weighted average limited partner units outstanding (diluted)	18,234	18,234	18,235	18,234

(1)

The Partnership determined it should have been allocating losses in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership determined it had been erroneously allocating losses to its Joint Venture partner via the Non-Controlling Interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and therefore, revised this allocation by correcting the error during the three months ended September 30, 2008. The third quarter impact of this out of period adjustment was an additional allocation of $1,029 in losses to the Partnership, recorded through the non-controlling interest line. The Joint Venture is included as a non-guarantor subsidiary in Note 22—Supplemental Guarantor Information.

(2)

During the second quarter of 2008, the Partnership determined that the deferred tax asset and related tax benefit recorded in the three months ended March 31, 2008 should have been $646 which is net of a valuation allowance of $117. The revision to the deferred tax asset was recorded during the three months ended June 30, 2008 resulting in a decrease of $468 in the deferred tax benefit for the period.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

22.	Supplemental Guarantor Information

          Set forth below is additional information regarding the financial position, results of operations and cash flows of U.S. Shipping Partners L.P. and U.S. Shipping Finance Corp. (together, the “Issuers” of the Partnership’s $100,000 13% Senior Secured Notes due 2014 (the “Second Lien Notes”)), the Partnership’s subsidiary guarantors of such Second Lien Notes and the Partnership’s subsidiary non-guarantors of such Second Lien Notes.

          The subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, and the only non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006. In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the Second Lien Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

          The Joint Venture is contractually restricted from distributing assets to the Parent entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$20,583	16	$—	$20,599
Current portion of restricted cash and equivalents	—	—	7,566	—	—	7,566
Accounts receivable, net	—	—	4,905	—	—	4,905
Prepaid expenses and other current assets	—	—	18,883	194	—	19,077

Total current assets	—	—	51,937	210	—	52,147
Investment in subsidiaries, net	186,797	—	—	—	(186,797)	—
Intercompany receivable	247,780	63,715	—	—	(311,495)	—
Restricted cash and equivalents, net of current portion	—	—	—	—	—	—
Vessels and equipment, net	—	—	376,326	327,869	—	704,195
Deferred financing costs, net	2,253	909	—	—	(909)	2,253
Other assets	—	—	1,065	775	—	1,840

Total assets	$436,830	$64,624	$429,329	328,854	$(499,201)	$760,435

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$433,574	$100,000	$—	176,721	$(100,000)	$610,295
Accounts payable	—	—	7,424	—	—	7,424
Due to affiliates	—	—	3,659	464	—	4,123
Deferred revenue	—	—	6,165	—	—	6,165
Accrued expenses and other liabilities	—	—	23,419	6,774	—	30,193

Total current liabilities	433,574	100,000	40,667	183,959	(100,000)	658,200
Intercompany payable	—	—	247,780	—	(247,780)	—
Long-term debt, net of current portion	—	—	—	—	—	—
Deferred income taxes	—	—	2,720	—	—	2,720
Other liabilities	15,563	—	2,406	—	—	17,969

Total liabilities	449,137	100,000	293,573	183,959	(347,780)	678,889

Noncontrolling interest in Joint Venture	—	—	—	93,854	—	93,854

Commitments and contingencies

Partners’ Capital
Partners’ capital	(4,014)	(35,376)	135,757	51,040	(151,421)	(4,014)
Accumulated other comprehensive loss	(8,294)	—	—	—	—	(8,294)

Total partners’ capital	(12,307)	(35,376)	135,757	51,040	(151,421)	(12,308)

Total liabilities and partners’ capital	$436,830	$64,624	$429,329	328,854	$(499,201)	$760,435

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
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

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
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

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Year Ended December 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$196,440	$—	$—	$196,440

Operating expenses
Vessel operating expenses	—	—	65,397	214	—	65,611
Voyage expenses	—	—	69,906	—	—	69,906
General and administrative expenses	183	—	19,872	1,707	—	21,762
Loss on sale of vessels	—	—	38,148	—	—	38,148
Impairment charges	—	—	1,650	—	—	1,650
Depreciation and amortization	—	—	80,870	—	—	80,870
Other expense	—	—	1,449	—	—	1,449

Total operating expenses, net	183	—	277,292	1,921	—	279,396

Operating (loss) income	(183)	—	(80,852)	(1,921)	—	(82,956)
Interest expense	38,275	16,199	—	6,916	(16,199)	45,191
Interest income	—	—	(2,061)	(2)	—	(2,063)
Net losses on derivative financial instruments	6,056	—	—	1,175	—	7,231

(Loss) income before income taxes and noncontrolling interest	(44,514)	(16,199)	(78,791)	(10,010)	16,199	(133,315)
Provision for income taxes	—	—	(851)	—	—	(851)

(Loss) income before noncontrolling interest	(44,514)	(16,199)	(77,940)	(10,010)	16,199	(132,464)
Equity in earnings of unconsolidated subsidiaries	(88,737)	—	—	—	88,737	—
Noncontrolling interest in Joint Venture losses	—	—	—	787	—	787

Net income (loss)	$(133,251)	$(16,199)	$(77,940)	$(10,797)	$104,936	$(133,251)

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Year Ended December 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$176,729	$—	$—	$176,729

Operating expenses
Vessel operating expenses	—	—	65,656	—	—	65,656
Voyage expenses	—	—	35,824	—	—	35,824
General and administrative expenses	114	—	14,634	785	—	15,533
Depreciation and amortization	—	—	37,795	—	—	37,795
Other expense (income)	—	—	(3,486)	—	—	(3,486)

Total operating expenses, net	114	—	150,423	785	—	151,322

Operating (loss) income	(114)	—	26,306	(785)	—	25,407
Interest expense	30,880	13,636	—	1	(13,636)	30,881
Interest income	—	—	(9,626)	(5)	—	(9,631)
Gain on derivative financial instruments	(173)	—	—	(26)	—	(199)

(Loss) income before income taxes and noncontrolling interest	(30,821)	(13,636)	35,932	(755)	13,636	4,356
Benefit for income taxes	—	—	(94)	—	—	(94)

(Loss) income before noncontrolling interest	(30,821)	(13,636)	36,026	(755)	13,636	4,450
Equity in earnings of unconsolidated subsidiaries	35,637	—	—	—	(35,637)	—
Noncontrolling interest in Joint Venture loss	—	—	—	366	—	366

Net income (loss)	$4,816	$(13,636)	$36,026	$(389)	$(22,001)	$4,816

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

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

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(133,251)	$(16,199)	$(77,940)	$(10,797)	$104,936	$(133,251)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	8,148	3,199	38,145	6,910	(3,199)	53,203
Impairment charge	—	—	80,870	—	—	80,870
Loss on vessels sold	—		1,650			1,650
Interest added to debt outstanding	—	—	945	—	—	945
Nonrecurring insurance charge			1,305			1,305
Loss on sale of surplus equipment	—	—	120	—	—	120
Equity compensation	183	—	—	—	—	183
Provision for accounts receivable	—	—	1,404	—	—	1,404
Noncontrolling interest in Joint Venture loss	—	—	—	787	—	787
Loss on derivative financial instruments	6,056	—	—	1,175	—	7,231
Deferred income taxes	—	—	(1,435)	—	—	(1,435)
Capitalized drydock costs	—	—	(9,696)	—	—	(9,696)
Equity in earnings of unconsolidated subsidiaries	88,737	—	—	—	(88,737)	—
Changes in assets and liabilities:
Accounts receivable	—	—	5,174	—	—	5,174
Prepaid expenses and other current assets	—	—	(8,151)	—	—	(8,151)
Other assets	—	—	858	(300)	—	558
Accounts payable	—	—	(4,438)	—	—	(4,438)
Deferred revenue	—	—	4,972	—	—	4,972
Accrued expenses and other liabilities	—	—	11,598	119	—	11,717

Net cash (used in) provided by operating activities	(30,127)	(13,000)	45,381	(2,106)	13,000	13,148

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	117,716	—	—	117,716
Sale of surplus equipment	—	—	280	—	—	280
Construction of vessels and equipment	—	—	(103,761)	(232,950)	—	(336,711)
Gain on derivative financial instruments	827	—	—	—	—	827

Net cash provided by (used in) investing activities	827	—	14,235	(232,950)	—	(217,888)

Cash flows from financing activities
Proceeds from borrowings	21,848	—	—	—	—	21,848
Proceeds from Joint Venture revolver borrowings	—	—	—	135,492	—	135,492
Contribution by noncontrolling interest equity investors in Joint Ventur	—	—	—	99,572	(39,829)	59,743
Proceeds from revolving borrowings	—	—	—	—	—	—
Deferred financing costs	(814)	—	—	—	—	(814)
Repayment of debt	(2,325)	—	—	—	—	(2,325)
Intercompany receivable / payable	20,800	13,000	(60,629)	—	26,829	—
Distributions to partners	(10,209)	—	—	—	—	(10,209)

Net cash provided by (used in) financing activities	$29,300	$13,000	$(60,629)	$235,064	$(13,000)	$203,735

Net increase (decrease) in cash and cash equivalents	—	—	(1,013)	8	—	(1,005)
Cash and cash equivalents at beginning of period	—	—	21,596	8	—	21,604

Cash and cash equivalents at end of period	$—	$—	$20,583	$16	$—	$20,599

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the remaining net related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net income (loss)	$4,816	$(13,636)	$36,026	$(389)	$(22,001)	$4,816
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	1,722	636	37,794	—	(636)	39,516
Provision for accounts receivable	—	—	755	—	—	755
Equity compensation	114	—	—	—	—	114
Gain on derivative financial instruments	(173)	—	—	(26)	—	(199)
Minority interest in Joint Venture loss	—	—	—	(366)	—	(366)
Deferred income taxes	—	—	(1,141)	—	—	(1,141)
Capitalized drydock costs	—	—	(14,122)	—	—	(14,122)
Equity in earnings of unconsolidated subsidiaries	(35,637)	—	—	—	35,637	—
Changes in assets and liabilities:
Accounts receivable	—	—	(2,751)	—	—	(2,751)
Prepaid expenses and other current assets	—	—	(4,497)	(300)	—	(4,797)
Other assets	—	—	536	—	—	536
Accounts payable	—	—	2,598	—	—	2,598
Deferred revenue	—	—	15	—	—	15
Accrued expenses and other liabilities	—	—	2,865	200	—	3,065

Net cash (used in) provided by operating activities	(29,158)	(13,000)	58,078	(881)	13,000	28,039

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	85,665	—	—	85,665
Cash received upon settlement of derivative financial instruments	173	—	—	—	—	173
Purchase of interest rate cap	—	—	—	(1,924)	—	(1,924)
Payments to Hess, net	—	—	(3,298)	—	—	(3,298)
Construction of vessels and equipment	—	—	(112,225)	(48,958)	—	(161,183)

Net cash provided by (used in) investing activities	173	—	(29,858)	(50,882)	—	(80,567)

Cash flows from financing activities
Proceeds from borrowings	54,000	—	—	—	—	54,000
Proceeds from Joint Venture revolver borrowings	—	—	—	24,923	—	24,923
Contribution by minority interest equity investors in Joint Venture	—	—	—	26,848	(10,739)	16,109
Proceeds from revolving borrowings	13,000	—	—	—	—	13,000
Deferred financing costs	(158)	—	—	—	—	(158)
Repayment of debt	(2,938)	—	—	—	—	(2,938)
Intercompany receivable / payable	(1,429)	13,000	(9,310)	—	(2,261)	—
Distributions to partners	(33,490)	—	—	—	—	(33,490)

Net cash provided by (used in) financing activities	$28,985	$13,000	$(9,310)	$51,771	$(13,000)	$71,446

Net increase in cash and cash equivalents	—	—	18,910	8	—	18,918
Cash and cash equivalents at beginning of year	—	—	2,686	—	—	2,686

Cash and cash equivalents at end of year	$—	$—	$21,596	$8	$—	$21,604

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**	Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

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

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

23.	Subsequent Events

          Other Events

          The Partnership did not make the $6,500 interest payment due on February 15, 2009 in respect of the Second Lien Notes. Under the terms of the Indenture, dated August 7, 2006 (the “Indenture”), governing the Second Lien Notes, the Partnership had a grace period of 30 days from the payment due date with respect to the interest payment before the nonpayment became an event of default under the Indenture. There is no right to accelerate the obligations under the Second Lien Notes based on the nonpayment unless interest remains unpaid upon expiration of the grace period. In the event that the interest payment is not made prior to the expiration of the 30-day grace period, then the aggregate principal amount of the Second Lien Notes, plus the unpaid interest payment and any other amounts due and owing on the Second Lien Notes could be declared immediately due and payable by the Trustee under the Indenture or by holders of 25% or more of the aggregate principal amount of the Second Lien Notes. In February 2009, holders of $91,290 of the Second Lien Notes, representing 91.29% of the Second Lien Notes, delivered letters to the Partnership waiving their February 15, 2009 interest payment on the Second Lien Notes, and all future interest payments on the Second Lien Notes, until the earlier of six months following repayment in full of all amounts outstanding under the Senior Credit Facility and the Partnership seeking bankruptcy protection. On March 17, 2009, the Partnership provided $566 to the trustee to pay the interest due on the $8,710 principal amount of the Second Lien Notes that had not waived their February 15, 2009 interest payment.

          The rights of the holders of the Second Lien Notes with respect to the collateral securing such Second Lien Notes are substantially limited pursuant to the terms of the lien-ranking agreements set forth in the Indenture and in the intercreditor agreement between, among others, the trustee for the Second Lien Notes and the collateral agent under the Partnership’s Senior Credit Facility. Under those lien-ranking agreements, at any time that obligations under the Senior Credit Facility that have the benefit of the first priority liens are outstanding, any actions that may be taken in respect of the collateral, including the ability to cause the commencement of enforcement proceedings against the collateral and to control the conduct of such proceedings, and the approval of amendments to and waivers of past default under the collateral documents, will be at the direction of the lenders under the Senior Credit Facility and holders of any other obligations secured by the first priority liens. As a result, the trustee, on behalf of the holders of the Second Lien Notes, will not have the ability to commence, control or direct such actions, even if the rights of the holders of the Second Lien Notes are adversely affected.

          Failure to make the interest payment on the Second Lien Notes within the 30-day grace period also constituted an event of default under the Partnership’s Senior Credit Facility, which would allow the lenders thereunder to declare the Partnership’s obligations under the Senior Credit Facility immediately due and payable and to exercise their rights and remedies under the Senior Credit Facility. As described above, the lenders under the Senior Credit Facility agreed to forbear exercising their remedies as a result of the Partnership’s non-payment of this interest for a specified period of time.

          As a result of our filing of the Bankruptcy Cases, the counterparties under our interest rate swap agreements early terminated those agreements.

          Litigation with Joint Venture Investors

          In February 2009 the Partnership received a notice from certain of the Joint Venture Investors:

(i)

declaring that a Board Reduction Event (as such term is defined in the Joint Venture’s Limited Liability Company Agreement) had occurred and purporting to remove Product Carriers as the Managing Member of the Joint Venture and designating one of the Joint Venture Investors as the Managing Member of the Joint Venture, and

(ii)

declaring that a Manager Termination Event (as such term is defined in that certain Management and Operating Agreement, dated as of August 7, 2006, by and among Product Manager, the Joint Venture and the other parties thereto (the “Management Agreement”)) had occurred and purporting to terminate Product Manager’s right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture other than the Golden State (the only vessel then being operated by the Joint Venture).

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          In addition, in February 2009 the Partnership has received a notice from the agent for the lenders to the Joint Venture (together with the Joint Venture Investors the “Defendants”) asserting events of default under the Revolver have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the Management Agreement.

          In April 2009 the Partnership commenced a lawsuit (the “New York Action”) against the Joint Venture Investors seeking a judgment declaring that:

(i)	no Board Reduction Event has occurred;

(ii)

the purported removal of Product Carriers as the Managing Member of the Joint Venture and designating one of the Joint Venture Investors as the Managing Member of the Joint Venture was unauthorized and invalid and that Product Carriers remains the Managing Member of the Joint Venture;

(iii)	no Manager Termination Event has occurred; and

(iv)

the purported termination of Product Manager’s right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture other than the vessel Golden State was unauthorized and invalid and that Product Manager retains the right to provide management and operating services under the Management Agreement with respect to all vessels owned by the Joint Venture.

          The Partnership’s lawsuit also sought a declaration that any commencement by the lenders to the Joint Venture of foreclosure proceedings on the Golden State and the membership interests in the Joint Venture’s subsidiary that owns the vessel was unauthorized and invalid.

          Pending a final determination of the lawsuit, the Partnership filed a motion for a preliminary injunction seeking to enjoin Defendants from, among other things:

(i)	foreclosing upon the vessel Golden State or the membership interests in the Joint Venture’s subsidiary that owns the vessel;

(ii)	interfering with Product Carriers’ functioning as the Managing Member of the Joint Venture; and

(iii)	interfering with Product Manager’s supervision of the operation of the vessel Golden State or the construction or operation of the other four vessels currently being constructed for the Joint Venture.

          The Partnership’s motion was scheduled to be heard on April 30, 2009. Pending such hearing, the court, with Defendants’ consent, entered a temporary restraining order which restrained Defendants from:

(i)

foreclosing upon the vessel Golden State or the membership interests in the Joint Venture’s subsidiary that owns the vessel except upon five business days prior notice, which notice could not be given before May 1, 2009; or

(ii)

replacing Product Manager as vessel manager of the vessel Golden State and the other four vessels currently being constructed for the Joint Venture prior to May 7, 2009, with notice of replacement, if any, to be given at least five business days prior to such replacement.

          The Defendants counterclaimed for declaratory and injunctive relief and damages, and cross-moved for a preliminary injunction to be heard at the same time as our motion.

U.S. Shipping Partners L.P.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except unit data)

          On April 29, 2009, in connection with our Bankruptcy Filing, we removed the New York Action to the District Court for the Southern District of New York and the litigation was subsequently transferred to the Bankruptcy Court. Also on April 29, 2009, we filed a complaint in the Bankruptcy Court and an Order to Show Cause and Temporary Restraining Order, bringing on a Motion Pursuant to Sections 362(a) and 105(a) of the Bankruptcy Code for an order (i) issuing a temporary restraining order and scheduling a preliminary injunction hearing and (ii) enforcing the automatic stay, or in the alternative, granting a preliminary injunction (the “Motion to Enforce”). We asked the Bankruptcy Court for a temporary restraining order to enjoin the Defendants from taking the actions that were the subject of the New York Action until the Bankruptcy Court could determine if such actions violated the automatic stay or, alternatively, whether a preliminary injunction should be issued against the Defendants. Pending a hearing on the Motion to Enforce we and the Defendants agreed on the terms of the temporary restraining order temporarily prohibiting Defendants from foreclosing on the assets of the Joint Venture or replacing us as manager of the Joint Venture’s vessels. We and the Defendants have reached an agreement in principle to settle the litigation, subject to completion of definitive documentation and Bankruptcy Court approval, that will result in our ceasing to be managing member of the Joint Venture and manager of the Joint Venture’s vessels.

          NASSCO Election to Market Construction Slots

          The Partnership has been advised by NASSCO, the shipyard building the product tankers, that it is exercising its rights under the construction contract with Product Carriers to use commercially reasonable efforts to sell and assign Product Carriers’ rights under the construction contract to have four product tankers constructed. The Joint Venture had the option, which it did not exercise, to require Product Carriers to assign to the Joint Venture the right to have these four product tankers constructed. These four product tankers are in addition to the five product tankers being constructed for the Joint Venture by NASSCO.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2009
U.S. SHIPPING PARTNERS L.P.
	By:	US Shipping General Partner LLC,
its general partner

	By:	/s/ Ronald L. O’Kelley

Ronald L. O’Kelley
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Ronald L. O’Kelley	President, Chief Executive Officer (principal	June 22, 2009
Ronald L. O’Kelley	executive officer) and director

/s/ Joseph P. Gehegan	Chief Operating Officer and director	June 22, 2009
Joseph P. Gehegan

/s/ Dennis J. Fiore	Vice President--Chief Financial Officer	June 22, 2009
Dennis J. Fiore	(principal financial and accounting officer)

/s/ Bryan Ganz	Director	June 22, 2009

Bryan Ganz

/s/ William M. Kearns, Jr.	Director	June 22, 2009

William M. Kearns, Jr.

/s/ Gerald Luterman	Director	June 22, 2009

Gerald Luterman