Form 10-Q
period 2009-03-31
U.S. Shipping Partners L.P.
filed 2009-08-12
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of the registrant’s common units outstanding as of July 31, 2009 was 11,353,808. At that date, 6,899,968 subordinated units were outstanding.

U.S. SHIPPING PARTNERS L.P.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Balance Sheet
(in thousands)

	March 31, 2009	December 31, 2008

Assets
Current assets
Cash and equivalents	$23,369	$20,599
Restricted cash and equivalents	710	7,566
Accounts receivable, net	6,483	4,905
Prepaid expenses and other current assets	11,648	19,077

Total current assets	42,210	52,147
Vessels and equipment, net	762,848	704,195
Deferred financing costs, net	—	2,253
Other assets	2,029	1,840

Total assets	$807,087	$760,435

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$681,529	$610,295
Accounts payable	1,727	7,424
Due to affiliates	3,664	4,123
Deferred revenue	—	6,165
Accrued expenses and other liabilities	30,938	30,193

Total current liabilities	717,858	658,200
Deferred income taxes	2,720	2,720
Other liabilities	17,062	17,969

Total liabilities	$737,640	$678,889

Partners’ Capital
Partners’ capital	$(17,695)	$(4,014)
Accumulated other comprehensive loss	(7,155)	(8,294)

Total partners’ equity	(24,850)	(12,308)
Non controlling interest in Joint Venture	94,297	93,854

Total partners’ capital	$69,447	$81,546

Total liabilities and partners capital	$807,087	$760,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands; except per unit data)

	For the Three Months Ended March 31,

	2009	2008

Revenues	$47,929	$51,504

Operating expenses
Vessel operating expenses	16,172	17,021
Voyage expenses	15,845	13,679
General and administrative expenses	5,984	3,994
Depreciation and amortization expenses	7,991	10,504
Impairment charges	—	5,720
Other expense (income)	—	67

Total operating expenses, net	45,992	50,985

Operating income	1,937	519
Interest expense	16,303	7,891
Interest income	(32)	(1,040)
Net gain on derivative financial instruments	(1,150)	(442)

Loss before income taxes and noncontrolling interest	(13,184)	(5,890)
Provision for income taxes	54	292

Net loss	(13,238)	(6,182)
Net gain (loss) attributable to noncontrolling interest	443	(404)

Net loss attributable to USSLP unit holders	(13,681)	(5,778)
Other comprehensive loss
Amortization of deferred loss from derivatives in AOCI	1,139	—
Fair market value adjustment for derivatives	—	(8,703)

Comprehensive loss	$(12,542)	$(14,481)

General partner’s interest in net loss	$(274)	$(116)

Limited partners’ interest in net loss
Net loss	$(13,407)	$(5,662)
Net loss per unit - basic and diluted	$(0.73)	$(0.31)
Weighted average units outstanding - basic	18,254	18,234
Weighted average units outstanding - diluted	18,254	18,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
(in thousands)

							Accumulated
	Partners’ Capital					Non	Other

	Limited Partners					Controlling	Comprehensive

	Common		Subordinated		General	Interest in	Income
	Units	$	Units	$	Partner	Joint Venture	(Loss)	Total

Balance at January 1, 2009	11,353	$66,427	6,900	$(68,292)	$(2,149)	$93,854	$(8,294)	$81,546

Net loss	—	(8,340)	—	(5,067)	(274)	—	—	(13,681)

Amortization of deferred loss from derivatives in AOCI	—	—	—	—	—	—	1,139	1,139

Adjustments to Non Controlling Interest in Joint Venture	—	—	—	—	—	443	—	443

Balance at March 31, 2009	11,353	$58,087	6,900	$(73,359)	$(2,423)	$94,297	$(7,155)	$69,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 31,

	2009	2008

Cash flows from operating activities
Net loss	$(13,681)	$(5,778)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	10,244	10,968
Impairment charge	—	5,720
Loss on sale of surplus equipment	—	67
Amortization of deferred loss from derivatives in AOCI	1,380	—
Benefit for accounts receivable	(51)	(90)
Equity compensation	—	37
Net gain on derivative financial instruments	(1,150)	(442)
Noncontrolling interest in Joint Venture	443	(404)
Deferred income taxes	—	192
Changes in assets and liabilities:
Accounts receivable	(1,527)	1,162
Prepaid expenses and other current assets	7,601	1,178
Capitalized drydock costs	(2,811)	(1,966)
Accounts payable	(1,901)	(1,182)
Interest added to debt outstanding	2,851	—
Deferred revenue	(6,165)	(1,193)
Accrued expenses and other liabilities	6,063	(4,762)

Net cash provided by operating activities	1,296	3,507

Cash flows from investing activities
Change in restricted cash and equivalents, net	6,856	39,000
Sale of surplus equipment	—	138
Construction of vessels and equipment	(73,765)	(82,183)

Net cash used in investing activities	(66,909)	(43,045)

Cash flows from financing activities
Proceeds from Joint Venture revolver borrowings	—	29,895
Contribution by noncontrolling interest equity investors in Joint Venture	—	17,936
Proceeds from revolver borrowings	68,383	—
Repayment of debt	—	(775)
Distributions to partners	—	(5,100)

Net cash provided by financing activities	68,383	41,956

Net increase in cash and cash equivalents	2,770	2,418
Cash and cash equivalents at beginning of period	20,599	21,604

Cash and cash equivalents at end of period	$23,369	$24,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

1.	Nature of Operations

          Entering 2008, U.S. Shipping Partners L.P. (the “Partnership”) owned and operated six integrated tug barge units (“ITBs”), three chemical product, or parcel, tankers (“Parcel Tankers”), one product tanker (“Houston”) and one articulated tug barge (“ATB”). During the fourth quarter of 2008, the Partnership sold two ITBs, the ITB Groton and the ITB Jacksonville, due to decreased demand for these vessels. The Partnership’s second ATB, the ATB Galveston, was delivered and entered service in August 2008 and the third ATB, the ATB Brownsville, was delivered and entered service in November 2008.

          As of March 31, 2009, our fleet consists of eleven owned and operated tank vessels: four ITBs, one product tanker, three chemical parcel tankers, and three ATBs. The ATB Corpus Christi was delivered to us on July 31, 2009 and entered service in August 2009. We also manage two product tankers on behalf of a joint venture we formed to construct and operate five product tankers (the “Joint Venture”), the Golden State, which entered service in January 2009, and the Pelican State, which entered service in June 2009.

          Our primary customers are major oil and chemical companies. For the three months ended March 31, 2009, three customers accounted for 10% or more of voyage revenue. For the three months ended March 31, 2008, one customer accounted for 10% or more of voyage revenue. We do not assume ownership of any of the products that we transport on our vessels. The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. To improve utilization of the ITB fleet, the Partnership employed its ITB fleet to transport grain overseas for humanitarian organizations. Recognition principles of revenue and certain expenses for these voyages under GAAP differ from the recognition principles applicable to our transportation of petroleum, petrochemical and commodity chemical products. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue and certain voyage expenses when the grain is delivered to its final destination.

          In the opinion of management, these unaudited financial statements reflect all adjustments, consisting of normal and recurring entries, necessary for a fair presentation of the financial results of such interim periods in accordance with accounting principles generally accepted in the United States and have been prepared pursuant to the rules of the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year, particularly in light of the fact that the Partnership and certain of its subsidiaries and affiliated entities filed voluntary petitions for reorganization relief under the bankruptcy code. These financial statements should be read together with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

          In the third quarter of 2008, the Partnership determined that it should have been allocating gains and losses in respect of its joint venture to construct five product tankers (the “Joint Venture”) in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership determined that it had been erroneously allocating 60% of gains and losses to its Joint Venture partners via the Noncontrolling Interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and has, therefore, revised this allocation by correcting the error during the quarter ended September 30, 2008. Accordingly, all losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the noncontrolling interest holder. The first quarter 2008 impact of this out of period adjustment would have been an additional allocation of $404 in losses to the Partnership, recorded through the Noncontrolling Interest line.

          The liquidity pressures facing the Partnership described in its Form 10-K for the year ended December 31, 2008 continued in the first quarter of 2009 and led to the Partnership, together with all of its wholly-owned subsidiaries, US Shipping General Partner LLC, its general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP (collectively, the “Company”) filing for bankruptcy on April 29, 2009 as further described below in Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code. The Joint Venture was not part of the bankruptcy filing. The ability of the Partnership to continue as a going concern is dependent upon, among other things, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases (defined below); (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate the Plan or another plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. Consistent with generally accepted accounting principles preparing these unaudited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These unaudited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

          Effective April 29, 2009, the Partnership, together with all of its wholly-owned subsidiaries, USSGP, and USS Vessel Management LLC, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (the “Bankruptcy Filing”). Immediately prior to the Bankruptcy Filing, the Company entered into a Plan Support Agreement (the “April PSA”) with the holders of (i) in excess of two-thirds of the amounts (including without limitation in respect of the termination obligations under the interest rate swaps) due under the Partnership’s Third Amended and Restated Credit Agreement, dated as of August 7, 2006, as amended, by and among the Partnership, certain subsidiaries of the Partnership, Canadian Imperial Bank of Commerce, as administrative agent, and the lenders and other agents party thereto (the lenders thereunder the “Senior Secured Lenders”) and (ii) approximately 70% of the amounts due in respect of the Partnership’s 13% Senior Secured Notes due 2014 (the “Second Lien Notes”). On July 10, 2009, the Partnership and a majority in interest of each of the Senior Secured Lenders and holders of Second Lien Notes who were party to the April PSA entered into a First Amendment to Plan Support Agreement (the April PSA as amended by the First Amendment, the “Amended Plan Support Agreement”) pursuant to which the Partnership and the lenders party to the April PSA adjusted certain milestones related to the Company’s bankruptcy proceedings and amended the terms and conditions of the proposed plan of reorganization as set forth in the Plan Term Sheet attached as Exhibit A to the April PSA.

          The parties to the Amended Plan Support Agreement have agreed to support a plan of reorganization for the Company on the terms and conditions set forth in the Plan Term Sheet attached as Exhibit A to the Amended Plan Support Agreement. They have also agreed not to support, directly or indirectly, any other plan, in exchange for the Company’s agreement to implement all steps necessary to solicit the requisite acceptances of the Plan (as defined below) and obtain from the Bankruptcy Court an order confirming the Plan substantially in accordance with the terms of the Amended Plan Support Agreement. The Amended Plan Support Agreement may be terminated under certain circumstances, including in the event that the Plan and related disclosure statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Amended Plan Support Agreement, the Chapter 11 cases are converted to cases under Chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Amended Plan Support Agreement or the Plan Term Sheet.

          On August 6, 2009, the Company filed its First Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). Under the Plan:

•	The Senior Secured Lenders will receive:

(i)

new senior secured term notes issued by reorganized USSP (“Reorganized USSP”) in an aggregate principal amount equal to $240,000 and guaranteed by the other reorganized debtors. The senior secured term notes will:

	(A)	be secured by a first priority lien on substantially all of the assets of the reorganized debtors;

(B)

require quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25,000 cash balance in the first year following the Company’s emergence from bankruptcy and a $20,000 (subject to adjustment under certain circumstances) cash balance thereafter;

	(C)	amortize at the annual rate of 1% of the aggregate amount of the new senior secured term notes beginning in the first full year following the Company’s emergence from bankruptcy;

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

	(D)	have a final maturity date of August 7, 2013;

	(E)	bear interest at a rate of LIBOR plus 7.20%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio to be determined (but consistent with the interest coverage test and the projections provided by the Partnership to the Senior Secured Lenders).

(ii)	new junior secured term notes issued by Reorganized USSP in an aggregate principal amount equal to $60,000 and guaranteed by the other reorganized debtors. The junior secured term notes will:

	(A)	be secured by a second priority lien on substantially all of the assets of the reorganized debtors;

(B)

require, after the senior secured term notes are repaid in full, quarterly mandatory prepayment from excess cash flow (as defined in the Plan once the reorganized debtors have achieved a $25,000 cash balance in the first year following the Company’s emergence from bankruptcy and a $20,000 (subject to adjustment under certain circumstances) cash balance thereafter;

	(C)	amortize, after the senior secured term notes are repaid in full, at the annual rate of 1% of the aggregate amount of the new junior secured term notes;

	(D)	have a final maturity date of August 7, 2013;

	(E)	bear interest at a rate of LIBOR plus 0.50%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio to be determined (but consistent with the interest coverage test and the projections provided by the Partnership to the Senior Secured Lenders).

(iii)

all of Reorganized USSP’s Class A Common Stock, representing fifty percent (50%) of Reorganized USSP’s common stock on a fully diluted basis before giving effect to the Class B Common Stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Class A Common Stock and warrants to purchase Class A Common Stock (“Class A Warrants”).

•

The holders of the Second Lien Notes will receive shares of Class B Common Stock representing, on a fully diluted basis, fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the Class B Common Stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Class B Common Stock and warrants to purchase Class B Common Stock. The Second Lien Notes will be cancelled.

•

The Class A Common Stock and the Class B Common Stock will have the same ownership and voting rights, provided that dividends and other distributions declared in respect of Reorganized USSP’s common stock will first be distributed in respect of the Class A Common Stock in an amount equal to, in aggregate, approximately $54,000 (dependent on the termination value of our interest rate swaps), the unpaid portion of which will increase by four percent (4%) per year (non-compounded) (the “Priority Distribution Amount”). The Class A Warrants will provide that in the event Reorganized USSP makes a distribution to holders of Class A Common Stock in respect of the Priority Distribution Amount, each holder of such Class A Warrant will receive a cash payment equal to the amount it would have received had it exercised its Class A Warrant immediately prior to such distribution being made and owned Class A Common Stock as the time such distribution was being made.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

•

In no event will persons who are not U.S. Citizens for U.S. Coastwise Trade Law be issued common stock of Reorganized USSP representing in aggregate more than 23% of the common stock to be outstanding on the date the Company emerges from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 18.18% of the Class B Common Stock, representing on a fully-diluted basis 10% of the outstanding common stock of Reorganized USSP. Fifty percent (50%) of such equity to be available under the plan will be issued to management at the time the Company emerges from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of the Company’s emergence from bankruptcy. The remaining fifty percent (50%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

•

The warrants to be issued to the persons who are not U.S. Citizens for U.S. Coastwise Trade Law purposes will have an exercise price of $0.001 per share, will expire December 31, 2029 and may only be exercised by persons who are U.S. Citizens for U.S. Coastwise Trade Law purposes.

•	The existing and outstanding common units, subordinated units and general partnership interests of USSP will be cancelled without the payment of any amount to the holders thereof.

•

Customary releases will be provided to the Company, its current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

          The implementation of the Plan is dependent upon a number of factors, including final documentation, the approval of a disclosure statement and confirmation and consummation of the Plan in accordance with the provisions of the Bankruptcy Code.

          Refer to Note 3—Proceedings Under Chapter 11 of the Bankruptcy Code in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 and our various Bankruptcy Court filings for additional information on our Proceedings Under Chapter 11 of the Bankruptcy Code.

3.	New Accounting Pronouncements

          On March 31, 2009, the Partnership adopted FASB Staff Position (FSP) No. FAS 157-4, ―Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the Financial Statements.

          On January 1, 2009, the Partnership adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. The Partnership adopted FAS Statement No. 160 effective January 1, 2009 and reclassified the 60% noncontrolling interest of the Partnership’s Joint Venture in its consolidated balance sheet to the equity section.

          On January 1, 2009, the Partnership adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see Note 11, “ Hedging”), the adoption of SFAS 161 had no impact on the Financial Statements.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 165, ―Subsequent Events, (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have an impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard (see Note 16, “Subsequent Events”).

          In June 2009, the FASB issued SFAS No. 167, ―Amendments to FASB Interpretation No. 46(R), (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), ―Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Partnership on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.

4.	Net Income per Unit

          The units used for basic net loss per unit and diluted net loss per unit are reconciled below (in thousands):

	For the Three Months Ended March 31,

	2009	2008

Weighted average units outstanding for basic net (loss) income per unit	18,254	18,234
Dilutive effect of restricted units	—	—

Weighted average units outstanding for dilutive net (loss) income per unit	18,254	18,234

The computation of diluted net loss per unit does not assume conversion, exercise or issuance of units that would have an anti-dilutive impact on net loss per unit.

          Excluded from the calculation of dilutive net loss per unit for the three months ended March 31, 2008 were 6 restricted units. Since we had a net loss for the three months ended March 31, 2008, any outstanding restricted stock units, unit options and phantom units were excluded from the calculation of diluted net loss per unit because their inclusion would have had an anti-dilutive effect. There were no dilutive securities outstanding for the three months ended March 31, 2009.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

5.	Restricted Cash and Equivalents

          On August 7, 2006, an escrow account was established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”). Amounts are released from escrow as needed to fund construction. As of March 31, 2009 and December 31, 2008, the ATB Escrow balance was $710 and $7,566, respectively.

          Amounts drawn on the ATB Escrow account for items expected to be paid in the second quarter of 2009 were $2,887, and are included in cash and equivalents on the Consolidated Balance Sheet at March 31, 2009 as these amounts were no longer legally restricted as to use at March 31, 2009. Similar amounts included in cash and equivalents totaled $439 at December 31, 2008. As the Partnership projects all of the funds in the ATB Escrow will be used to satisfy obligations due during the next twelve months, all such funds are classified as current restricted cash and equivalents at March 31, 2009 and December 31, 2008.

6.	Vessels and Equipment

          Vessels and equipment consisted of the following:

	March 31, 2009	December 31, 2008

Vessels - Partnership	$395,299	$395,299
Vessels - Joint Venture	146,485	—
Office furniture, equipment and other	448	448

	542,232	395,747
Less: Accumulated depreciation - Partnership	100,912	95,782
Less: Accumulated depreciation - Joint Venture	1,211	—

Subtotal	440,109	299,965

Construction-in-progress - Drydock	—	3,392
Construction-in-progress - ATB’s	66,048	62,111
Construction-in-progress - Tankers	243,083	327,869
Capitalized drydock expenditures, net of amortization of $9,902 and $8,252	13,608	10,858

Total vessels and equipment, net	$762,848	$704,195

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport, the ATB Galveston and the ATB Brownsville based on their respective estimated useful lives. The ITB’s are being depreciated to recoverable value over their remaining estimated depreciable lives through September 2010. Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred. Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. In the current period, the Partnership has not recorded any charges as a result of changes in the carrying value of any of the Partnership’s vessels.

          We currently anticipate scrapping the Sea Venture and selling the ITB New York in the second half of 2009 unless market conditions improve.

          At March 31, 2009, vessels include the Golden State, which entered into service for the Joint Venture on January 9, 2009. It was completed at a total cost of $139,029 (excluding capitalized interest of $7,455).

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

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

          There were no drydocks in progress at March 31, 2009 and one at December 31, 2008. Capitalized drydock expenditures of $4,400 and $2,410 were accrued at March 31, 2009 and December 31, 2008, respectively.

          Depreciation of vessels and equipment for the quarters ended March 31, 2009 and 2008 were $6,341 and $6,020, respectively. Amortization of drydocking expenditures was $1,650 and $4,484 for the quarters ended March 31, 2009 and 2008, respectively.

          At March 31, 2009 and December 31, 2008, “Construction –in-progress-ATBs”, all of which relates to the ATB Corpus Christi, which was completed in July 2009 and entered service in August 2009, includes capitalized interest of $6,783 and $5,054, respectively, and accrued liabilities of $598 and $2,631, respectively. At March 31, 2009 and December 31, 2008, “Construction-in-progress-tankers” includes capitalized interest of $18,803 and $23,574, respectively, and accrued liabilities of $69 and $6,086, respectively.

          During the quarter ended March 31, 2008, the Partnership determined that the value of construction in progress of the fourth ATB unit referenced above was impaired, as the Partnership did not obtain financing for its construction. Management assessed the fair value of the construction in progress of this ATB unit at zero which resulted in a non-cash impairment charge of $5,720.

7.	Deferred Financing Costs

          As a result of the Partnership not being in compliance with certain financial covenants at September 30, 2008 and December 31, 2008 and as a result of the senior lender waiver for non-compliance initially expiring at January 31, 2009, the Partnership accelerated the amortization period for deferred financing costs to January 31, 2009. For the quarters ended March 31, 2009 and 2008, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $2,253 and $464, respectively, were amortized and included in interest expense in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income, and a portion is included in Construction-in-progress-ATBs and Vessels as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs.

          As a result of the Partnership receiving a notice from the agent for the lenders to the Joint Venture asserting that events of default under certain revolving notes facility agreement with the Joint Venture have occurred, which the Partnership disputes, the Partnership wrote off the Joint Venture’s remaining net deferred financing costs at December 31, 2008. For the quarters ended March 31, 2009 and 2008, deferred financing costs of $0 and $627, respectively, were amortized and included in construction-in-progress-tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

8.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consisted of the following:

	March 31, 2009	December 31, 2008

Interest	$21,735	$12,757
Insurance claims	3,007	3,061
Taxes payable	1,527	1,597
Construction of vessels	629	6,795
Accrued fuel charges	241	511
Other	3,799	5,472

Total	$30,938	$30,193

9.	Debt

          The Partnership’s outstanding debt consisted of the following:

	March 31, 2009	December 31, 2008

Third Amended and Restated Credit Facility - Term, bearing interest at base rate (4.25%) plus LIBOR floor (3.25%); 7.5% at March 31, 2009 and December 31, 2008 including $3,410 PIK accrued interest of 1.5% from October 24, 2008 to January 30, 2009 and 4.5% from January 31, 2009 to March 31, 2009	$301,191	$298,639
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at base rate (4.25%) plus LIBOR floor (3.25%); 7.5% at March 31, 2009 and December 31, 2008 including $386 PIK accrued interest of 1.5% from October 24, 2008 to January 30, 2009 and 4.5% from January 31, 2009 to March 31, 2009	35,234	34,935
13% Senior Secured Notes due 2014	100,000	100,000
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR plus 4.5%; 5.06% at March 31, 2009 and 5.46% at December 31, 2008	245,104	176,721

Total	681,529	610,295
Less: Current portion of long-term debt	681,529	610,295

Long-term debt	$—	$—

          Capitalized interest expense for the quarters ended March 31, 2009 and 2008 was $5,843 and $5,249, respectively.

          Senior Credit Facility

          On December 30, 2008, the Partnership entered into a Forbearance Agreement with the lenders under the Third Amended and Restated Credit Facility (the “Senior Credit Facility”), which was extended several times and amended and restated on March 13, 2009, and which was scheduled to terminate on April 30, 2009. Pursuant to the forbearance agreements, our lenders agreed not to take any action as a result of the Partnership’s failure to make both the December 31, 2008 and March 31, 2009 principal and interest payments under the Senior Credit Facility, our failure to be in compliance with certain of our financial covenants at September 30, 2008 and December 31, 2008, and our failure to make the scheduled interest payment due in respect of our Second Lien Notes on March 17, 2009. During the term of the forbearance agreements, the Partnership agreed to engage in good faith negotiations with the administrative agent and the lenders regarding restructuring and strategic alternatives, including a possible sale of the Partnership. The Partnership filed for protection under the U.S. bankruptcy laws prior to the expiration of the most recent forbearance period. See Note 2—Proceedings Under Chapter 11 of the Bankruptcy Code.

          As the Partnership’s Senior Credit Facility is callable, the Partnership has classified it as current at March 31, 2009 and December 31, 2008.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          On March 31, 2009, the debt associated with our Senior Credit Facility was quoted at an average price of approximately $0.407 to the dollar, which results in an implied market value of $136,925. In addition, our Second Lien Notes had an implied market value of $0.10 to the dollar, yielding an implied market value of $10,000.

          Second Lien Notes

          At March 31, 2009 and December 31, 2008 the Partnership had accrued $7,559 and $4,875 of interest on the Second Lien Notes, respectively. In February 2009, holders of $91,290 of the Second Lien Notes, representing 91.29% of the Second Lien Notes, delivered letters to the Partnership waiving their February 15, 2009 interest payment on the Second Lien Notes, and all future interest payments on the Second Lien Notes, until the earlier of six months following repayment in full of all amounts outstanding under the Senior Credit Facility and the Partnership seeking bankruptcy protection. On March 17, 2009, the Partnership provided $566 to the trustee to pay the interest due on the $8,710 principal amount of the Second Lien Notes for which the February 15, 2009 interest payment had not been waived.

          Because the indenture governing the Second Lien Notes contains cross-default provisions that accelerate payment of the Second Lien Notes if there is a payment default or acceleration of the Senior Secured Facility, the Second Lien Notes have also been classified as current at March 31, 2009 and December 31, 2008.

          Joint Venture Credit Facility

          On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the “Revolver”) pursuant to which affiliates of The Blackstone Group and other parties (the “Joint Venture Lenders”) made available $325,000 of revolving credit loans, of which $245,104 and $176,721 were drawn as of March 31, 2009 and December 31, 2008, respectively.

          The Partnership received notice from the agent for the Joint Venture Lenders asserting that events of default under the Revolver have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the management agreement. Because of the purported defaults, which could result in all amounts due under the Revolver becoming immediately due and payable if such defaults were actually determined to have occurred, which the Partnership disputes, these amounts have been classified as current at March 31, 2009 and December 31, 2008. For further information, refer to Note 16—Subsequent Events—Settlement of Litigation with Joint Venture Investors.

          At March 31, 2009, the estimated fair value of the Joint Venture’s current debt equaled its carrying value of $245,104.

10.	Income Taxes

          Prior to January 1, 2009, for federal income tax purposes, the Partnership took the position that it was a partnership that is not subject to federal income tax (excluding certain subsidiaries which are subject to corporate level taxation) based on the fact that at least 90% of its gross income in each year consisted of certain identified types of “qualifying income” (which includes dividends from subsidiary corporations and income from the transportation of minerals and natural resources, including gas, oil or products thereof).

          On December 19, 2008, because of its increase in nonqualifying income and the likelihood that less than 90% of its gross income will be “qualifying income”, the Partnership elected to be classified as a corporation beginning January 1, 2009. Prior to this election, certain subsidiaries were already treated as corporations for tax purposes. At the time of this election, the tax basis of the assets and liabilities in the Partnership differed from the book basis, however, no net deferred tax asset was recorded as a full valuation allowance was established against this deferred tax asset.

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of its assets and liabilities which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that it is more likely than not that certain deferred tax assets that existed as of December 31, 2008 will not be realized and, accordingly, provided a valuation allowance of $60,552 against these deferred tax assets. At March 31, 2009 and December 31, 2008, the Partnership had current deferred tax assets net of valuation allowances of $2,720 and $2,720, respectively. At March 31, 2009 and December 31, 2008, the Partnership had non-current deferred tax liabilities of $2,720 and $2,720, respectively.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          At March 31, 2009 and December 31, 2008, the Partnership had $19,246 and $19,201 of unrecognized tax benefits, respectively. At March 31, 2009 and December 31, 2008, the Partnership had approximately $201 and $193, respectively, of accrued interest and penalties related to uncertain tax positions. In the three month period ended March 31, 2009 and 2008, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $54 and $98 of unrecognized tax benefits, respectively. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership’s assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2008 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

11.	Hedging

          Partnership Hedging

          In connection with entering into the Senior Credit Facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.9%. The fair value of this hedge was a liability of $8,575, net of a credit risk adjustment of 39% at March 31, 2009 and a liability of $9,167 at December 31, 2008. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that as of October 1, 2008, this contract no longer met the hedge effectiveness requirements and accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contract beginning October 1, 2008 were recorded to earnings. The fair value of this contract at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements. The change in fair value for the period January 1, 2009 through March 31, 2009 has been recorded in earnings as a gain of $593. This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.4%. The fair value of this hedge was a liability of $6,028, net of a credit risk adjustment of 39% at March 31, 2009 and a liability of $6,396 at December 31, 2008. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that as of October 1, 2008, this contract no longer met the hedge effectiveness requirements and accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contract beginning October 1, 2008 were recorded to earnings. The fair value of this contract at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements. The change in fair value for the period January 1, 2009 through March 31, 2009 has been recorded in earnings as a gain of $368. This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008, the fair value of these contracts was included in other comprehensive income. Subsequent to February 2008, the Partnership received $827 and recorded this in earnings related to the Partnership’s foreign currency hedges that were terminated given that the related underlying contract payments for owner furnished equipment for one of the ATBs was cancelled. As of December 31, 2008, all contracts for this hedge have been satisfied.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at March 31, 2009 and December 31, 2008 was a receivable of $965 and $775, respectively and is recorded in “Other Assets” on the Consolidated Balance Sheets. The change in the fair value of the instrument was a gain of $189 and a loss of $264 for the three months ended March 31, 2009 and 2008, respectively, and is recorded as a gain and loss, respectively, on derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $14,882 and $14,523, respectively, for the quarters ended March 31, 2009 and 2008.

          New York Premise

          On December 22, 2008, the Partnership entered into a one year lease beginning February 1, 2009 for the tenancy/residency of the Partnership’s chief executive officer. A security deposit of $17 was paid upon entering the lease. For the quarters ended March 31, 2009 and 2008, the Partnership paid $25 and $0, respectively in connection with this lease.

          Third Party Joint Venture Investors

          As a result of the formation the Joint Venture, the Partnership considers the third party investors in the Joint Venture led by affiliates of The Blackstone Group (the “Joint Venture Investors”) to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. For the three months ended March 31, 2009 and 2008, the Joint Venture has paid interest of $2,830 and $1,738, respectively, to the Joint Venture Investors.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

14.	Commitments and Contingencies

          Severance Obligations

          In October 2008, Mr. Gridley, the Partnership’s former chairman and chief executive officer, resigned as an employee of the general partner of the Partnership. The Partnership had accrued severance of $1,251 of which $977 remains as of March 31, 2009. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Gridley.

          In December 2008, Mr. Al Bergeron, the Partnership’s vice president-chief financial officer, left the Partnership and the general partner. The Partnership had accrued severance of $930 of which $853 remains as of March 31, 2009. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Bergeron.

          Claims and Litigation

          At March 31, 2009 and December 31, 2008, the Partnership has a liability for total claims exposure, both insured and uninsured, of $3,007 and $3,061, respectively, and a corresponding receivable from the insurance carrier of $3,718 and $3,905, respectively.

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

          See Note 16—Subsequent Events—Settlement of Litigation with Joint Venture Investors for information with respect to our litigation with the Joint Venture Investors and Joint Venture Lenders.

          ATB Commitments

          The Partnership has contracted with Manitowoc Marine Group (“MMG”) for the construction of a barge and has also contracted with Eastern Shipbuilding Group, Inc. (“Eastern”) for the construction of a tug, which was joined with the barge to complete its newest and final ATB unit in the third quarter of 2009. The Partnership took delivery of the ATB in August 2009 at a cost of approximately $71,335 (excluding capitalized interest which totaled $6,783 at March 31, 2009). At March 31, 2009, the Partnership had restricted cash of $710 and funds in operating cash of $2,887 which was used to pay costs incurred in 2009 to complete this final ATB. The Partnership funded the approximately $8,285 of construction costs needed to complete the final ATB and not in escrow from its operating cash flows.

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          The subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, two of the non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006, one non-guarantor subsidiary, USS ATB 3 LLC, did not commence operations until May 2009 and the remaining non-guarantor subsidiary, USS ATB 4 LLC, never commenced operations. In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the Second Lien Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of March 31, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$21,176	2,193	$—	$23,369
Restricted cash and equivalents	—	—	710	—	—	710
Accounts receivable, net	—	—	6,470	13	—	6,483
Prepaid expenses and other current assets	—	—	11,438	210	—	11,648

Total current assets	—	—	39,794	2,416	—	42,210
Investment in subsidiaries, net	188,148	—	—	—	(188,148)	—
Intercompany receivable	238,031	60,465	—	—	(298,496)	—
Vessels and equipment, net	—	—	374,492	388,356	—	762,848
Other assets	—	—	1,064	965	—	2,029

Total assets	$426,179	$60,465	$415,351	391,737	$(486,644)	$807,087

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$436,425	$100,000	$—	245,104	$(100,000)	$681,529
Accounts payable	—	—	1,727	—	—	1,727
Due to affiliates	—	—	3,546	118	—	3,664
Accrued expenses and other liabilities	—	—	29,760	1,178	—	30,938

Total current liabilities	436,425	100,000	35,033	246,400	(100,000)	717,858
Intercompany payable	—	—	238,031	—	(238,031)	—
Deferred income taxes	—	—	2,720	—	—	2,720
Other liabilities	14,603	—	2,459	—	—	17,062

Total liabilities	451,028	100,000	278,243	246,400	(338,031)	737,640

Partners’ Capital
Partners’ capital	(17,695)	(39,535)	137,108	51,040	(148,613)	(17,695)
Accumulated other comprehensive loss	(7,155)	—	—	—	—	(7,155)
Non controlling interest in Joint Venture	—	—	—	94,297	—	94,297

Total partners’ capital	(24,850)	(39,535)	137,108	145,337	(148,613)	69,447

Total liabilities and partners’ capital	$426,178	$60,465	$415,351	391,737	$(486,644)	$807,087

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$20,583	16	$—	$20,599
Current portion of restricted cash and equivalents	—	—	7,566	—	—	7,566
Accounts receivable, net	—	—	4,905	—	—	4,905
Prepaid expenses and other current assets	—	—	18,883	194	—	19,077

Total current assets	—	—	51,937	210	—	52,147
Investment in subsidiaries, net	186,797	—	—	—	(186,797)	—
Intercompany receivable	247,780	63,715	—	—	(311,495)	—
Vessels and equipment, net	—	—	376,326	327,869	—	704,195
Deferred financing costs, net	2,253	909	—	—	(909)	2,253
Other assets	—	—	1,065	775	—	1,840

Total assets	$436,830	$64,624	$429,329	328,854	$(499,201)	$760,435

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$433,574	$100,000	$—	176,721	$(100,000)	$610,295
Accounts payable	—	—	7,424	—	—	7,424
Due to affiliates	—	—	3,659	464	—	4,123
Deferred revenue	—	—	6,165	—	—	6,165
Accrued expenses and other liabilities	—	—	23,419	6,774	—	30,193

Total current liabilities	433,574	100,000	40,667	183,959	(100,000)	658,200
Intercompany payable	—	—	247,780	—	(247,780)	—
Deferred income taxes	—	—	2,720	—	—	2,720
Other liabilities	15,563	—	2,406	—	—	17,969

Total liabilities	449,137	100,000	293,573	183,959	(347,780)	678,889

Partners’ Capital
Partners’ capital	(4,014)	(35,376)	135,757	51,040	(151,421)	(4,014)
Accumulated other comprehensive loss	(8,294)	—	—	—	—	(8,294)
Noncontrolling interest in Joint Venture	—	—	—	93,854	—	93,854

Total partners’ capital	(12,307)	(35,376)	135,757	144,894	(151,421)	81,546

Total liabilities and partners’ capital	$436,830	$64,624	$429,329	328,854	$(499,201)	$760,435

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended March 31, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$44,107	$3,822	$—	$47,929

Operating expenses
Vessel operating expenses	—	—	14,384	1,788	—	16,172
Voyage expenses	—	—	15,825	20	—	15,845
General and administrative expenses	—	—	5,738	246	—	5,984
Depreciation and amortization	—	—	6,780	1,211	—	7,991

Total operating expenses, net	—	—	42,727	3,265	—	45,992

Operating income	—	—	1,380	557	—	1,937
Interest expense	15,993	4,159	—	310	(4,159)	16,303
Interest income	—	—	(25)	(7)	—	(32)
Net gain on derivative financial instruments	(961)	—	—	(189)	—	(1,150)

(Loss) income before income taxes and noncontrolling interest	(15,032)	(4,159)	1,405	443	4,159	(13,184)
Provision for income taxes	—	—	54	—	—	54

(Loss) income before noncontrolling interest	(15,032)	(4,159)	1,351	443	4,159	(13,238)
Equity in earnings of unconsolidated subsidiaries	1,351	—	—	—	(1,351)	—
Noncontrolling interest in Joint Venture	—	—	—	443	—	443

Net (loss) income	$(13,681)	$(4,159)	$1,351	$—	$2,808	$(13,681)

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
(dollars in thousands; except per unit data)

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(in thousands)

	Year Ended 31-Mar-09	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(13,681)	$(13,681)	$(4,159)	$1,351	$—	$2,808	$(13,681)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	10,244	2,253	909	7,991	—	(909)	10,244
Interest added to debt outstanding	2,851		—	2,851	—	—	2,851
Amortization of deferred loss from derivatives in AOCI	1,380	—		1,380			1,380
Benefit for accounts receivable	(51)		—	(51)	—	—	(51)
Noncontrolling interest in Joint Venture	443	—	—	—	443	—	443
Net gain on derivative financial instruments	(1,150)	(961)	—	—	(189)	—	(1,150)
Capitalized drydock costs	(2,811)	—	—	(2,811)	—	—	(2,811)
Equity in earnings of unconsolidated subsidiaries	—	(1,351)	—	—	—	1,351	—
Changes in assets and liabilities:
Accounts receivable	(1,527)	—	—	(1,527)	—	—	(1,527)
Prepaid expenses and other current assets	7,601	—	—	7,601	—	—	7,601
Other assets	—	—	—	74	(74)	—	—
Accounts payable	(1,901)	—	—	(1,901)	—	—	(1,901)
Deferred revenue	(6,165)	—	—	(6,165)	—	—	(6,165)
Accrued expenses and other liabilities	6,063	—	—	4,888	1,175	—	6,063

Net cash (used in) provided by operating activities	1,296	(13,740)	(3,250)	13,681	1,355	3,250	1,296

Cash flows from investing activities
Change in restricted cash and equivalents, net	6,856	—	—	6,856	—	—	6,856
Construction of vessels and equipment	(73,765)	—	—	(6,212)	(67,553)	—	(73,765)

Net cash provided by (used in) investing activities	(66,909)	—	—	644	(67,553)	—	(66,909)

Cash flows from financing activities
Proceeds from Joint Venture revolver borrowings	68,383	—	—	—	68,383	—	68,383
Intercompany receivable (payable)	—	13,740	3,250	(13,732)	(8)	(3,250)	—

Net cash provided by (used in) financing activities	$68,383	$13,740	$3,250	$(13,732)	$68,375	$(3,250)	$68,383

Net increase in cash and cash equivalents	2,770	—	—	593	2,177	—	2,770
Cash and cash equivalents at beginning of period	20,599	—	—	20,583	16	—	20,599

Cash and cash equivalents at end of period	$23,369	$—	$—	$21,176	$2,193	$—	$23,369

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

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(5,778)	$(3,407)	$1,742	$(298)	$1,963	$(5,778)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	464	157	10,504	—	(157)	10,968
Impairment of construction-in-progress	—	—	5,720	—	—	5,720
Loss on sale of surplus equipment	—	—	67	—	—	67
Equity compensation	37	—	—	—	—	37
(Benefit) for accounts receivable	—	—	(90)	—	—	(90)
Noncontrolling interest in Joint Venture loss	—	—	—	(404)	—	(404)
Gain (loss) on derivative financial instruments	(706)	—	—	264	—	(442)
Deferred income taxes	—	—	192	—	—	192
Capitalized drydock costs	—	—	(1,965)	—	—	(1,965)
Equity in earnings of unconsolidated subsidiaries	(1,444)	—	—	—	1,444	—
Changes in assets and liabilities:
Accounts receivable	—	—	1,162	—	—	1,162
Prepaid expenses and other current assets	—	—	1,178	—	—	1,178
Other assets	—	—	(1)	—	—	(1)
Accounts payable	—	—	(1,182)	—	—	(1,182)
Deferred revenue	—	—	(1,193)	—	—	(1,193)
Accrued expenses and other liabilities	—	—	(4,897)	135	—	(4,762)

Net cash (used in) provided by operating activities	(7,427)	(3,250)	11,237	(303)	3,250	3,507

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	39,000	—	—	39,000
Sale of surplus equipment	—	—	138	—	—	138
Construction of vessels and equipment	—	—	(22,693)	(59,490)	—	(82,183)

Net cash provided by (used in) investing activities	—	—	16,445	(59,490)	—	(43,045)

Cash flows from financing activities
Proceeds from Joint Venture revolver borrowings	—	—	—	29,895	—	29,895
Contribution by noncontrolling interest equity investors in Joint Venture	—	—	—	29,895	(11,959)	17,936
Repayment of debt	(775)	—	—	—	—	(775)
Intercompany receivable / payable	13,302	3,250	(25,261)	—	8,709	—
Distributions to partners	(5,100)	—	—	—	—	(5,100)

Net cash provided by (used in) financing activities	$7,427	$3,250	$(25,261)	$59,790	$(3,250)	$41,956

Net increase (decrease) in cash and cash equivalents	—	—	2,421	(3)	—	2,418
Cash and cash equivalents at beginning of period	—	—	21,596	8	—	21,604

Cash and cash equivalents at end of period	$—	$—	$24,017	$5	$—	$24,022

* Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Notes. Accordingly, the cash flows related to the Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

** Consists of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

16.	Subsequent Events

          Settlement of Litigation with Joint Venture Investors

          On July 10, 2009, the Partnership and its wholly-owned subsidiaries USS Product Carriers LLC (“Product Carriers”), Product Manager and USS PC Holding Corp. (collectively the “USS Entities”) entered into a settlement agreement with the Joint Venture Investors and the Joint Venture Lenders (such investors and lenders collectively the “Blackstone/Cerberus Entities”), to settle litigation relating to control of the operations of the Joint Venture. Under the terms of the settlement, which was approved by the Bankruptcy Court on July 17, 2009 and effective on July 28, 2009 (the “Effective Date”):

(i)

on the Effective Date Product Carriers transferred its Class B member interest to the Joint Venture Investors for one dollar and no longer has an interest in, or the right to act as managing member of, the Joint Venture;

(ii)	in consideration of the termination of Product Manager’s right to manage the operations of the Joint Venture:

(a)

the Blackstone/Cerberus Entities will pay Product Manager an aggregate of $14,000, of which $9,000 was paid on the Effective Date, $2,300 will be paid 40 days after the orderly transition of management of the vessels from Product Manager to a replacement manager appointed by the Blackstone/Cerberus Entities, and $2,700 will be paid in equal monthly installments through December 2010;

(b)

the Joint Venture will pay to Product Manager 50% of the first $1,000 of any cost savings received by the Joint Venture in respect of the three vessels still under construction if those vessels are delivered under the contracted cost; and

(c)

the Joint Venture will pay to Product Manager 50% of the first $500 of any cost savings received by the Joint Venture in respect of the last vessel still under construction if that vessel is delivered under the contracted cost, provided that this amount will only be paid to the extent the cost savings were not used to pay the amount due under clause (ii)(b) above;

(iii)

the USS Entities have a right of first offer to purchase the Joint Venture’s vessels to the extent the Joint Venture determines to offer all or any portion of them for sale in the future, although the Joint Venture has no obligation to accept any offer;

(iv)	the contracts between the USS Entities or their affiliates and the Joint Venture are being terminated;

(v)	the USS Entities and the Blackstone/Cerberus Entities have exchanged broad, global releases; and

(vi)	on the Effective Date, all the litigation between the USS Entities and the Blackstone/Cerberus Entities was dismissed with prejudice.

          Refer to Note 15 – Supplemental Guarantor Information for information regarding the financial position, results of operations and cash flows of the Partnership’s subsidiaries that are not guarantors of its Second Lien Notes which, as of March 31, 2009 and for the three months then ended, consisted of the Joint Venture and the Partnership’s wholly-owned subsidiary that owns its investment in the Joint Venture.

          Edison, New Jersey Office Lease

          On July 23, 2009, the Partnership entered into a lease agreement with Thornall Associates, L.P. to extend the rental of the Edison, New Jersey office space from May 31, 2009 until October 31, 2014. The new lease stipulates an annual fixed rent of $350 payable monthly in advance. The lease also allows for an abatement of $146 which is to be applied against the monthly fixed rent payments due for the months of June 2009 through October 2009.

          Rand Logistics Offer to Acquire Substantially all Assets of the Partnership

          On July 30, 2009, Rand Logistics, Inc. (“Rand”) submitted a non-binding proposal via letter to the board of directors of USSGP pursuant to which Rand proposed, as an alternative to the Partnership’s proposed plan of reorganization dated July 10, 2009, a transaction in which Rand would acquire the majority of the assets, and assume certain liabilities, of the Partnership and its subsidiaries for a combination of cash, notes and warrants (the “Rand Proposal”).

U.S. Shipping Partners L.P.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          On August 4, 2009, after consultation with its financial and legal advisors and the Steering Committee of the secured lenders, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated July 10, 2009 will deliver a higher value to all the Partnership’s stakeholders than the non-binding alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result, the board of directors did not believe it is appropriate to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider the Rand Proposal as an alternative to the Partnership’s July 10, 2009 proposed plan of reorganization.

          On August 6, 2009, Rand responded to the Partnership’s August 4, 2009 letter, disagreeing with the Board’s conclusion and making slight changes to the Rand Proposal.

          On August 11, 2009, after consideration of Rand’s August 6, 2009 letter and consultation with its financial and legal advisors, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated August 6, 2009 (the “Plan”) will deliver a higher value to all the Partnership’s stakeholders than the non-binding, highly speculative alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result the board of directors did not believe it is in the best interests of all the Partnership’s stakeholders to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider Rand’s proposal as an alternative to the Plan. The Partnership also advised Rand that “absent an offer at a value that the Board of Directors determines is at least reasonably equivalent to the value provided by the Plan and that has been approved by the Rand Board of Directors, is fully financed with no conditions to the financing and contains no conditions to closing other than approval of the transaction by the Bankruptcy Court, the Board does not believe it to be in the best interests of all the Partnership’s stakeholders to disrupt its current process and introduce uncertainty by negotiating with Rand regarding a non-binding, highly speculative transaction”.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

          The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report. Refer to Item 7— Management’s Discussion And Analysis Of Financial Condition And Results Of Operations in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information that may not be contained in this discussion.

          Proceedings Under Chapter 11 of the Bankruptcy Code

          On April 29, 2009 (the “Commencement Date”), we, together with all of our wholly-owned subsidiaries, US Shipping General Partner LLC, our general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered under the caption In re U.S. Shipping Partners L.P. et al., Case No. 09-12711 (RDD) (the “Bankruptcy Cases”). We are continuing to manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See Part II—Item 5. Other Information for additional information regarding our bankruptcy and our proposed plan of reorganization.

          We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

          As of the Commencement Date, we had approximately $15.5 million in unrestricted cash and cash equivalents. Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) our ability to generate cash from operations; (iii) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying unaudited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern. Consistent with generally accepted accounting principles preparing the accompanying unaudited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. During 2008 and continuing into the first quarter of 2009, we at various times employed some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of the ITB fleet.

          Our existing fleet as of March 31, 2009 consists of eleven vessels: four integrated tug barge units (“ITBs”), one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and three articulated tug barge units (“ATBs”), one of which entered service in July 2007, the second in August 2008 and the third in November 2008. Our last ATB, which was under construction at March 31, 2009, was delivered in July 2009 and placed in service in August 2009. At March 31, 2009, we were also managing one tanker on behalf of our Joint Venture.

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

Definitions

          In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

•

Voyage revenue. Voyage revenue includes revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters. Voyage revenue is impacted by changes in charter and utilization rates and by the mix of business among the types of contracts: time charters, which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate; contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, generally for one or more years, at a negotiated rate per ton; consecutive voyage charters, which are charters for a specified period of time at a negotiated rate per ton; and spot charters, which are charters for shorter intervals, usually a single round-trip, that are made on either a current market rate or lump sum contractual basis.

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

o

Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATB Freeport, the ATB Galveston and the ATB Brownsville based on their respective estimated useful lives. Our ITBs are being depreciated to recoverable value based on their estimated useful lives. The Sea Venture is recorded at its estimated scrapping value after recording an impairment charge at December 31, 2008.

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

o

To date, our ITBs have been able to participate in the United States Coast Guard Underwater Inspection In Lieu of Drydock (“UWILD”) Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a second drydock. Our chemical vessels must be drydocked twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and amortize these expenditures over the remaining depreciable lives for the ITBs and 30 months for the parcel tankers and the Houston. If our ITBs can no longer participate in the UWILD Program and we have to drydock such vessels twice every five years, we will amortize these expenditures over the remaining depreciable lives. We expect that our ITBs will be able to continue participation in the UWILD program.

o

The ATBs are subject to the same drydock requirements as the ITBs and currently qualify for participation in the UWILD program. We will capitalize expenditures incurred for drydocking the ATBs and amortize these expenditures over 60 months.

•

General and administrative expenses. General and administrative expenses consist of employment costs for shore side staff and cost of facilities, as well as legal, audit and other administrative costs and costs related to our review of strategic alternatives, negotiations with our lenders and bankruptcy planning.

•	Total vessel days. Total vessel days are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

•	Days worked. Days worked are equal to total vessel days less drydocking days and days off-hire.

•

Drydocking days. Drydocking days are days designated for the inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Both domestic (U.S. Coast Guard) and international (International Maritime Organization) regulatory bodies require that our ITBs and ATBs be drydocked for major repair and maintenance at least twice every five years. To date, our ITBs have been able to participate in the UWILD Program, which allows the ITBs to be drydocked once every five years, with a mid-period underwater survey in lieu of a drydock while in domestic trade; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), our ITBs will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. The ATBs also qualify for the UWILD program. Our parcel tankers and the Houston must be drydocked twice every five years. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for operating data):

	For the Three Months Ended March 31,
	2009	2008

Voyage revenue	$47,929	$51,504

Vessel operating expenses	16,172	17,021
% of voyage revenue	33.7%	33.0%
Voyage expenses	15,845	13,679
% of voyage revenue	33.1%	26.6%
General and administrative expenses	5,984	3,994
% of voyage revenue	12.5%	7.8%
Depreciation and amortization	7,991	10,504
Impairment charges	—	5,720
Other expense (income)	—	67

Total operating expenses, net	45,992	50,985

Operating income	1,937	519
% of voyage revenue	4.0%	1.0%
Interest expense	16,303	7,891
Interest income	(32)	(1,040)
Net loss / (gain) on derivative financial instruments	(1,150)	(442)

Loss before income taxes and noncontrolling interest	(13,184)	(5,890)
Provision for income taxes	54	292

Net loss	(13,238)	(6,182)
Net (loss) gain attributable to noncontrolling interest	443	(404)

Net loss	$(13,681)	$(5,778)

Distributions declared per common unit in respect of the period	$—	$0.45

Operating Data (1)
Partnership
Number of vessels - owned	11	11
Total vessel days	990	1,001
Days worked	773	966
Drydocking days	14	—
Net utilization	78%	97%
Average daily time charter equivalent rate	$29,607	$38,436

Joint Venture
Number of vessels - managed	1	—
Total vessel days	76	—
Days worked	73	—
Drydocking days	—	—
Net utilization	96%	—
Average daily time charter equivalent rate	$52,140	$—

(1)

In 2008, we added two ATBs to our fleet and sold two ITBs subsequent to the three months ended March 31, 2008. In January 2009, the Golden State, the Joint Venture’s product tanker managed by us was placed into service.

          In order to address reduced demand for our ITBs in the spot market for transportation of petroleum products, we have sought to employ the ITBs in the foreign transportation of grain for humanitarian organizations. In 2009, two of our ITBs delivered grain to their final destinations in the first quarter of 2009 and one of our ITBs commenced a grain voyage in the first quarter of 2009 and completed its grain delivery in the second quarter of 2009. During 2008, we employed all but one of our ITBs in the foreign transportation of grain for humanitarian organizations. Unlike our petroleum voyages, where we generally recognize revenue and expenses based upon the relative transit time in each period to the total estimated transit time for each voyage, for our grain voyages we recognize revenue and certain voyage expenses when the grain has been delivered to its final destination, which may fall into the next reporting period. However, certain grain voyage expenses are deferred and accrued as a liability on our balance sheet during the voyage. These different characteristics, together with the additions of the ATB Galveston and the ATB Brownsville in August 2008 and November 2008, respectively, as well as the sale of the ITB Jacksonville and the ITB Groton late in the fourth quarter of 2008, make a comparison of our results with prior quarters and comparable periods in the prior year less meaningful.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The three month period ended March 31, 2009 is one day less than the three month period ended March 31, 2008.

          Voyage Revenue.Voyage revenue was $47.9 million for the three months ended March 31, 2009, a decrease of $3.6 million, or 6.9%, as compared to $51.5 million for the three months ended March 31, 2008.

          Revenues are affected by several factors, such as the mix of charter types, the charter rates attainable in the market, fleet utilization, other items such as fuel surcharges, and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages.

          There was a $7.9 million decrease in revenues for the ITB fleet for the same period 2008, primarily due to our sale of the ITB Jacksonville and ITB Groton late in the fourth quarter of 2008. Revenues from the remaining four ITBs were flat at $20.8 million in both periods. In the three months ended March 31, 2009, we recognized $15.8 million of revenues from grain voyages on the ITB Mobile and the ITB Philadelphia, that both commenced in the fourth quarter of 2008 and discharged in the first quarter of 2009. In the same period in 2008, we recognized $7.3 million in grain related revenues from a voyage that commenced in the fourth quarter of 2008 on the ITB Philadelphia. In the first quarter of 2009 our ITBs were offhire for 135 days due to poor economic conditions, compared with 20 offhire days for the same period in 2008.

          The additions of the ATB Galveston and the ATB Brownsville, placed in service in August 2008 and late November 2008, respectively, increased revenues by $2.9 million and $3.4 million, respectively, over the prior period of 2008. Furthermore, the addition of the Joint Venture’s product tanker, the Golden State, managed by the Partnership and placed in service in mid January 2009, increased revenues by $3.8 million.

          Offsetting these revenue increases was a $5.8 million revenue decrease from the Partnership’s chemical fleet from the prior period, largely due to 14 drydocking days in 2009 for the Charleston, 56 offhire days on the Sea Venture awaiting charter and overall unfavorable rates experienced on the chemical fleet largely due to poor economic conditions experienced in the first quarter of 2009, which resulted in our customers shipping smaller quantities of product than in the first quarter of 2008.

          Vessel Operating Expenses.Vessel operating expenses were $16.2 million for the three months ended March 31, 2009, a decrease of $0.8 million, or 5.0%, as compared to $17.0 million for the three months ended March 31, 2008. As a percentage of revenue, vessel operating expenses were 33.7% for the quarter ended March 31, 2009 as compared to 33.0% for the quarter ended March 31, 2008.

          We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The decrease in dollar terms is largely attributable to a reduction of $3.0 million in operating expenses related to the ITB Jacksonville and the ITB Groton, both sold in the fourth quarter of 2008, as well as a $0.7 million decrease in crew wages and benefits largely due to three vessels being laid up in the first quarter of 2009, a decrease of $0.4 million in repairs and maintenance, a decrease of $0.3 million in supplies and a decrease of $0.2 million in other operating expenses.

          Offsetting these reductions was an increase in operating expenses due to the additions of the ATB Galveston and the ATB Brownsville, placed in service in August 2008 and late November 2008, respectively, each of which incurred $1.0 million in vessel operating expenses, or $2.0 million in total, for the three months ended March 31, 2009, as well as the addition of the Joint Venture’s product tanker, the Golden State, managed by the Partnership and placed in service in mid January 2009, which increased vessel operating expenses by $1.8 million. Vessel operating expenses increased as a percentage of revenues as the percentage decrease in vessel operating expenses was less than the percentage decrease in revenues.

          Voyage Expenses. Voyage expenses were $15.8 million for the three months ended March 31, 2009, an increase of $2.1 million, or 15.8%, as compared to $13.7 million for the three months ended March 31, 2008.

          The addition of the ATB Brownsville, placed in service in late November 2008, contributed $0.9 million in additional voyage expenses. The remainder of the increase, $1.2 million, consisted of a net increase of $3.3 million in grain related voyage expenses related to the two grain voyages that commenced in the fourth quarter of 2008 and discharged in the first quarter of 2009, partially offset by decreased fuel costs of approximately $2.1 million. Grain related voyage expenses recorded in the first quarters of 2009 and 2008 for grain voyages that commenced in the respective previous year’s fourth quarter were $5.1 million and $1.8 million. The addition of the ATB Galveston and the Golden State did not affect voyage expenses, as the voyage expenses for those vessels are borne by the customer.

          General and Administrative Expenses. General and administrative expenses were $6.0 million for the three months ended March 31, 2009 compared to $4.0 million for the three months ended March 31, 2008, an increase of $2.0 million or 50%.

          The increase of $2.0 million in general and administrative expenses is due to an increase in professional fees of $2.2 million, consisting of legal and consulting fees related to our review of strategic alternatives, negotiations with our lenders and bankruptcy planning. A decrease in wages and benefits of $0.3 million was partially offset by other expense increase of $0.1 million.

          Depreciation and Amortization. Depreciation and amortization was $8.0 million for the three months ended March 31, 2009, a decrease of $2.5 million, or 24%, compared to $10.5 million for the three months ended March 31, 2008.

          The decrease in depreciation and amortization is primarily due to a decrease in depreciation expense of $2.3 million due to vessel impairments on the four ITBs remaining in our fleet and the Sea Venture recorded in the third and fourth quarters of 2008, respectively, a decrease of $1.8 million due to sale of both the ITB Jacksonville and the ITB Groton in the fourth quarter of 2008 and a $0.8 million decrease in dyrdock amortization due to the timing of drydocks, partially offset by a $1.2 million increase in depreciation related to the Golden State, placed in service in January 2009, as well as depreciation of $1.2 million related to the ATB Galveston and the ATB Brownsville, placed into service in August 2008 and November 2008, respectively.

          Impairment charges. There were no impairment charges for the three months ended March 31, 2009 compared to $5.7 million for the three months ended March 31, 2008. The 2008 impairment charges reflect the cancellation of the in process construction of an ATB and the write-down of its value to zero.

          Interest Expense. Interest expense was $16.3 million for the three months ended March 31, 2009, an increase of $8.4 million, or 107%, compared to $7.9 million for the three months ended March 31, 2008.

          The increase is primarily attributable to an increase in interest rate margin effected by our October 2008 bank amendment, higher amortization of deferred financing fees of approximately $1.8 million due to the acceleration of the amortization period for deferred financing costs under our senior credit facility to January 31, 2009 and the fact that we are no longer capitalizing interest on the loans related to the construction of the ATB Galveston and the ATB Brownsville, placed in service in August 2008 and November 2008, respectively, by the Partnership as well as the Golden State, placed into service in January 2009 by the Joint Venture. The increase in interest expense was partially offset by lower LIBOR and base rates. The Partnership’s average effective interest rate for the three months ended March 31, 2009 was 13.1% compared to 9.7% for the three months ended March 31, 2008 and the Joint Venture’s average effective interest rate for the three months ended March 31, 2009 was 5.1% compared to 0.0% for the three months ended March 31, 2008 given all interest had been capitalized during this period on the Joint Venture.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $0.1 million for the three months ended March 31, 2009, compared to $1.0 million for the three months ended March 31, 2008.

          The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture.

          Net Loss (Gain) on Derivative Financial Instruments. During the three months ended March 31, 2009, we recorded a gain of $1.1 million related to derivative financial instruments as compared to a gain of $0.4 million for the three months ended March 31, 2008. In 2006, the Partnership entered into two interest rate swap agreements that effectively converted a portion of the LIBOR-based payments of our credit facility to a fixed rate. As a result of the October 20, 2008 amendment to the senior credit facility, we determined that these contracts were no longer effective as a hedge and we recorded a gain of $0.9 million related to these contracts in the first quarter of 2009.

          Additionally, the Joint Venture recorded a gain of $0.2 million during the three months ended March 31, 2009 in connection with the interest rate cap it had entered into in April 2007.

          For the three months ended March 31, 2008, the Partnership recorded a gain of $0.7 million in connection with its foreign currency forward contracts entered into for the purchase of owner-furnished items relative to the newbuild ATB series. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. This gain was partially offset by a loss of $0.3 million recorded by the Joint Venture in the three months ended March 31, 2008 in connection with the interest rate cap it had entered into in April 2007.

          For information on our interest rate swaps and Joint Venture interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision for Income Taxes. The provision for income taxes was $0.1 million for the three months ended March 31, 2009, compared to a provision for income taxes of $0.3 million for the three months ended March 31, 2008.

          A tax provision of $0.1 million related to unrecognized tax benefits was recorded for the three months ended March 31, 2009. For the comparable period in 2008, the provision recorded in the first quarter of 2008 is primarily due to a provision of $0.1 million recorded upon the election to treat the owners of the Sea Venture and ITB Philadelphia as corporations for tax purposes, a provision of $1.1 million recorded to reserve for deferred tax assets created during the period as a result of net operating losses generated and $0.1 million of unrecognized tax benefits recorded during the first quarter of 2008. Offsetting these items were losses at the various corporate subsidiaries generating a tax benefit of $1.0 million.

        Noncontrolling Interest in Joint Venture. This represents the Noncontrolling interest holders’ share of the gain/loss in the Joint Venture’s net income or loss. The net gain for the three months ended March 31, 2009 is largely attributable to the operating performance of the Golden State placed into service in January 2009 while the loss for the three months ended March 31, 2008 was largely due to general and administrative fees incurred on the Joint Venture. In the three months ended March 31, 2008, we allocated 60% of the losses to our Joint Venture partners based on their ownership of 60% of the equity in the Joint Venture. Subsequent to March 31, 2008, we determined that all losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the Noncontrolling interest holder.  If we had followed this policy in the first quarter of 2008, we would have been allocated an additional $0.4 million in losses.

          Net Loss. The net loss for the three months ended March 31, 2009 was $13.7 million, an increase in net loss of $7.9 million, compared to a net loss of $5.8 million for the three months ended March 31, 2008. The increase of $7.9 million in net losses was due to an increase of $9.4 million in net interest expense and a decrease in income on the noncontrolling interest in Joint Venture of $0.8 million partially offset by an increase in operating income of $1.4 million, an increase of $0.7 million in gains on derivative financial instruments and a $0.2 million decrease in the provision for income taxes.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $1.3 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in operating cash flows of $2.2 million in the three months of 2009 compared to the three months of 2008 is the result of the increase in net loss of $7.9 million, a decrease of $5.2 million in non-cash items partially offset by an improvement in working capital net assets of $10.9 million.

          The decrease in non-cash charges of $5.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is due primarily to the $5.7 million impairment related to the cancellation of the in progress construction of an ATB for the three months ended March 31, 2008 partially offset by $0.5 million in the net changes in various other non-cash charges.

          Our working capital requirements improved by $10.9 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This improvement was largely due to an increase in our accrued expenses and other liabilities of $10.8 million largely related to the Partnership’s non payment of interest under its senior credit facility and non-payment of interest on $91.29 million on its senior notes in the first quarter of 2009 of $6.2 million, as well as a decrease in prepaid expenses and other current assets of $6.4 million, largely related to the timing and discharge of grain voyages. This improvement was partially offset by an increase of $0.8 million in capitalized drydocking expenditures and an $5.5 million increase in other working capital requirements. Working capital requirements are affected by the level of our participation in the spot markets and the timing of our grain voyages and related impact of the accounting policies for grain voyages. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are not realized economically until payment is made to us by the customer. Additionally, recognition of grain related freight revenue and its related recording of accounts receivable is at voyage completion with the related payments generally received at the completion of a voyage for grain voyages, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month. Additionally, grain voyages tend to be substantially longer than refined petroleum product voyages thus incurring a significant amount of deferred grain expenses that are not expensed until voyage completion.

          Capitalized drydocking expenditures increased $0.8 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 largely due to the timing, completion status and actual cash payments of drydockings at the respective year-ends. In 2008, the Chemical Pioneer, the Houston and the Charleston underwent drydockings in the fourth quarter, with the Charleston’s drydocking being only partially completed at December 31, 2008. Drydocking expenditures for the three months ended March 31, 2008 were $2.0 million, which consisted largely of expenditures for drydockings related to accrued expenses for drydockings that took place in 2007.

Investing Cash Flows

          Net cash used in investing activities totaled $66.9 million for the three months ended March 31, 2009, an increase of $23.9 million compared to net cash used of $43.0 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Partnership made $6.2 million of payments toward the construction of the ATBs, all of which was funded from our restricted cash accounts and the Joint Venture made $67.6 million of payments toward the construction of product tankers, all of which was funded from borrowings under the Joint Venture’s revolving credit facility

          For the three months ended March 31, 2008, we made $22.8 million of payments toward the construction of the ATBs, all of which was funded from our restricted cash accounts, and the Joint Venture made $59.4 million of payments toward the construction of the product tankers, of which $11.9 million was funded from our restricted cash accounts, $17.8 million was funded by the Joint Venture Investors and $29.7 million was funded from borrowings under the Joint Venture’s revolving credit facility. Additionally, in the three months ended March 31, 2008, we sold some of our surplus equipment for proceeds of $0.1 million.

Financing Cash Flows

          For the three months ended March 31, 2009, net cash provided by financing activity was $68.4 million. The Joint Venture received a total of $68.4 million from borrowings under the Joint Venture’s revolving credit facility.

          For the three months ended March 31, 2008, net cash provided by financing activity was $42.0 million. Our Joint Venture received a total of $47.8 million from the Joint Venture Investors, of which $17.9 million was equity contributions, and $29.9 million was pursuant to the Joint Venture’s revolving credit facility. We also made scheduled debt payments of $0.8 million in the first quarter of 2008 and we distributed $5.1 million to our holders of common units in respect to the fourth quarter of 2007.

Liquidity

          The liquidity pressures faced by the Partnership described in its Form 10-K for the year ended December 31, 2008 continued in the first quarter of 2009 and led to the Partnership, together with all of its wholly-owned subsidiaries, USSGP and USS Vessel Management LLC (collectively, the “Company”) filing for bankruptcy on April 29, 2009. See “—Proceedings Under Chapter 11” above for additional information.

          The ability of the Partnership to continue as a going concern is dependent upon, among other things, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate the Plan or another plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. These unaudited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern. Consistent with generally accepted accounting principles preparing these unaudited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     We are dependent solely on our cash flow from operations to meet our operating, debt service and working capital requirements. Our cash flow from operations fluctuates from quarter to quarter based on, among other things:

•	the level of consumption of refined petroleum, petrochemical and commodity chemical products in the markets in which we operate;

•	the level of demand for overseas transportation of grain for humanitarian organizations;

•	the prices we obtain for our services;

•	the level of demand for our vessels;

•	the level of our operating costs;

•	delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•	the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	the level of unscheduled off-hire days and the timing of, and number of days required for, scheduled drydockings of our vessels;

•	prevailing economic and competitive conditions;

•	the level of capital expenditures we are required to make, including for drydockings for repairs, newbuildings and compliance with new regulations;

•	fluctuations in our working capital needs;

•	the refusal of certain of our vendors to extend trade credit to us; and

•	the costs incurred in connection with our Bankruptcy Cases.

FORWARD-LOOKING STATEMENTS

          Statements included in this report which are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements which are forward-looking statements.

          Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts of our ability to successfully reorganize and emerge from bankruptcy;

•	our future financial condition or results of operations and our future revenues, expenses and liquidity;

•	our business strategy and other plans and objectives for future operations;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•	our ability to maximize the use of our vessels, particularly those trading in the spot market;

•	expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•	increasing supply of newly built tank vessels;

•	expected charter rates;

•	our ability to enter into and maintain long-term relationships with major oil and chemical companies;

•	future supply of, and demand for, refined petroleum products;

•	increasingly stringent industry vetting standards used by our customers;

•	increases in domestic refined petroleum product consumption;

•	the likelihood of a repeal of, or a delay in the phase-out requirements for single-hull vessels mandated by, the Oil Pollution Act of 1990 (“OPA 90”);

•	the absence of disputes with our customers; and

•	our expected cost of complying with OPA 90 and our ability to finance such costs, including our ability to replace our existing vessels that must be phased out under OPA 90.

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

          Please read Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the factors that could cause our actual results of operations or our actual financial condition to differ from our expectations. Except as required by applicable securities laws, we do not intend to update these forward looking statements and information.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate and based on our outstanding debt balance for that portion of our debt outstanding that is not subject to the effects of our hedge contracts in place, a 1% change in our variable interest rates would have increased our interest expense by approximately $1.2 million for the three months ended March 31, 2009.

          We utilized interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments were originally designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended. Gains and losses were recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. As a result of the October 20, 2008 amendment to our senior credit facility, we determined that as of October 1, 2008, these contracts no longer met the hedge effectiveness requirements and, accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contracts beginning October 1, 2008 were recorded to earnings. The fair value of these contracts at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements. We are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. The counterparty to one of the interest rate swap covering $97.8 million notional amount of our debt is Lehman Brothers Special Financing, Inc., which has filed for protection under the U.S. bankruptcy laws. We do not hold or issue interest rate swaps for trading purposes.

          We had two interest rate swap agreements as of March 31, 2009. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate, three month LIBOR, reset quarterly, for a fixed rate. As of March 31, 2009 the fair market values of our two interest rate swaps were a loss of $8.6 million and a loss $6.0 million.

          The following is a summary of the economic terms of these agreements at March 31, 2009 (dollars in thousands):

Notional amount	$121,875
Fixed rate paid	5.355%
Variable rate received	1.459%
Effective date	8/15/2006
Expiration date	8/6/2012
Fair Value	($8,575)

Notional amount	$97,750
Fixed rate paid	4.899%
Variable rate received	1.459%
Effective date	12/12/2006
Expiration date	8/6/2012
Fair Value	($6,028)

          Immediately following our filing for bankruptcy in April 2009, the counterparties to these interest rate swap agreements elected to early terminate the interest rate swap agreements.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at March 31, 2009 was $1.0 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at March 31, 2009 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$965

ITEM 4. Controls And Procedures-

Evaluation of Disclosure Controls and Procedures

          In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

          We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of business. All of these claims against us are substantially mitigated by insurance, subject to deductibles ranging up to $0.2 million per claim. We provide for amounts we expect to pay.

          On July 10, 2009, the Partnership and its wholly-owned subsidiaries USS Product Carriers LLC (“Product Carriers”), Product Manager and USS PC Holding Corp. (collectively the “USS Entities”) entered into a settlement agreement with the Joint Venture Investors and the Joint Venture Lenders (such investors and lenders collectively the “Blackstone/Cerberus Entities”), to settle litigation relating to control of the operations of the Joint Venture. Under the terms of the settlement, which was approved by the Bankruptcy Court on July 17, 2009 and effective on July 28, 2009 (the “Effective Date”):

(i)

on the Effective Date Product Carriers transferred its Class B member interest to the Joint Venture Investors for one dollar and no longer has an interest in, or the right to act as managing member of, the Joint Venture;

(ii)	in consideration of the termination of Product Manager’s right to manage the operations of the Joint Venture:

(a)

the Blackstone/Cerberus Entities will pay Product Manager an aggregate of $14 million, of which $9 million was paid on the Effective Date, $2.3 million will be paid 40 days after the orderly transition of management of the vessels from Product Manager to a replacement manager appointed by the Blackstone/Cerberus Entities, and $2.7 million will be paid in equal monthly installments through December 2010;

(b)

the Joint Venture will pay to Product Manager 50% of the first $1 million of any cost savings received by the Joint Venture in respect of the three vessels still under construction if those vessels are delivered under the contracted cost; and

(c)

the Joint Venture will pay to Product Manager 50% of the first $500,000 of any cost savings received by the Joint Venture in respect of the last vessel still under construction if that vessel is delivered under the contracted cost, provided that this amount will only be paid to the extent the cost savings were not used to pay the amount due under clause (ii)(b) above;

(iii)

the USS Entities have a right of first offer to purchase the Joint Venture’s vessels to the extent the Joint Venture determines to offer all or any portion of them for sale in the future, although the Joint Venture has no obligation to accept any offer;

(iv)	the contracts between the USS Entities or their affiliates and the Joint Venture are being terminated;

(v)	the USS Entities and the Blackstone/Cerberus Entities have exchanged broad, global releases; and

(vi)	on the Effective Date, all the litigation between the USS Entities and the Blackstone/Cerberus Entities was dismissed with prejudice.

ITEM 1A.	Risk Factors

          None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          None.

ITEM 3.	Defaults Upon Senior Securities

          Pursuant to forbearance agreements entered into with a majority-in-interest of the lenders under the Senior Credit Facility, we did not make the December31, 2008 and March 31, 2009 principal and interest payments due under the Senior Credit Facility. In addition, we were in default under certain financial covenants in the Senior Credit Facility.

          The Partnership did not make the $6.5 million interest payment due on February 15, 2009 in respect of its Second Lien Notes. Under the terms of the indenture governing the Second Lien Notes, the Partnership had a grace period of 30 days from the payment due date with respect to the interest payment before the nonpayment became an event of default under the indenture. In February 2009, holders of $91.3 million of the Second Lien Notes, representing 91.3% of the Second Lien Notes, delivered letters to the Partnership waiving their February 15, 2009 interest payment on the Second Lien Notes, and all future interest payments on the Second Lien Notes, until the earlier of six months following repayment in full of all amounts outstanding under the senior credit facility and the Partnership seeking bankruptcy protection. On March 17, 2009, the Partnership provided $0.6 million to the Trustee to pay the interest due on the $8.7 million principal amount of Second Lien Notes for which the February 15, 2009 interest payment was not waived.

          As a result of our bankruptcy filing, all amounts due under our Senior Credit Facility and in respect of the Second Lien Notes became immediately due and payable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.	Other Information

First Amended Joint Plan of Reorganization

On August 6, 2009, the Company filed its First Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). Under the Plan:

•	The Senior Secured Lenders will receive:

(i)

new senior secured term notes issued by reorganized USSP (“Reorganized USSP”) in an aggregate principal amount equal to $240 million and guaranteed by the other reorganized debtors. The senior secured term notes will:

		(A)	be secured by a first priority lien on substantially all of the assets of the reorganized debtors;

(B)

require quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25 million cash balance in the first year following the Company’s emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize at the annual rate of 1% of the aggregate amount of the new senior secured term notes beginning in the first full year following the Company’s emergence from bankruptcy;

		(D)	have a final maturity date of August 7, 2013;

		(E)	bear interest at a rate of LIBOR plus 7.20%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio to be determined (but consistent with the interest coverage test and the projections provided by the Partnership to the Senior Secured Lenders).

	(ii)	new junior secured term notes issued by Reorganized USSP in an aggregate principal amount equal to $60 million and guaranteed by the other reorganized debtors. The junior secured term notes will:

		(A)	be secured by a second priority lien on substantially all of the assets of the reorganized debtors;

(B)

require, after the senior secured term notes are repaid in full, quarterly mandatory prepayment from excess cash flow (as defined in the Plan once the reorganized debtors have achieved a $25 million cash balance in the first year following the Company’s emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize, after the senior secured term notes are repaid in full, at the annual rate of 1% of the aggregate amount of the new junior secured term notes;

		(D)	have a final maturity date of August 7, 2013;

		(E)	bear interest at a rate of LIBOR plus 0.50%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio to be determined (but consistent with the interest coverage test and the projections provided by the Partnership to the Senior Secured Lenders).

(iii)

all of Reorganized USSP’s Class A Common Stock, representing fifty percent (50%) of Reorganized USSP’s common stock on a fully diluted basis before giving effect to the Class B Common Stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Class A Common Stock and warrants to purchase Class A Common Stock (“Class A Warrants”).

•

The holders of the Second Lien Notes will receive shares of Class B Common Stock representing, on a fully diluted basis, fifty percent (50%) of the common stock of Reorganized USSP, before giving effect to the Class B Common Stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Class B Common Stock and warrants to purchase Class B Common Stock. The Second Lien Notes will be cancelled.

•

The Class A Common Stock and the Class B Common Stock will have the same ownership and voting rights, provided that dividends and other distributions declared in respect of Reorganized USSP’s common stock will first be distributed in respect of the Class A Common Stock in an amount equal to, in aggregate, approximately $54 million (dependent on the termination value of our interest rate swaps)), the unpaid portion of which will increase by four percent (4%) per year (non-compounded) (the “Priority Distribution Amount”). The Class A Warrants will provide that in the event Reorganized USSP makes a distribution to holders of Class A Common Stock in respect of the Priority Distribution Amount, each holder of such Class A Warrant will receive a cash payment equal to the amount it would have received had it exercised its Class A Warrant immediately prior to such distribution being made and owned Class A Common Stock as the time such distribution was being made.

•

In no event will persons who are not U.S. Citizens for U.S. Coastwise Trade Law be issued common stock of Reorganized USSP representing in aggregate more than 23% of the common stock to be outstanding on the date the Company emerges from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 18.18% of the Class B Common Stock, representing on a fully-diluted basis 10% of the outstanding common stock of Reorganized USSP. Fifty percent (50%) of such equity to be available under the plan will be issued to management at the time the Company emerges from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of the Company’s emergence from bankruptcy. The remaining fifty percent (50%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

•

The warrants to be issued to the persons who are not U.S. Citizens for U.S. Coastwise Trade Law purposes will have an exercise price of $0.001 per share, will expire December 31, 2029 and may only be exercised by persons who are U.S. Citizens for U.S. Coastwise Trade Law purposes.

•	The existing and outstanding common units, subordinated units and general partnership interests of USSP will be cancelled without the payment of any amount to the holders thereof.

•

Customary releases will be provided to the Company, its current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

          The implementation of the Plan is dependent upon a number of factors, including final documentation, the approval of a disclosure statement and confirmation and consummation of the Plan in accordance with the provisions of the Bankruptcy Code.

          Rand Logistics Offer to Acquire Substantially all Assets of the Partnership

          On July 30, 2009, Rand Logistics, Inc. (“Rand”) submitted a non-binding proposal via letter to the board of directors of USSGP pursuant to which Rand proposed, as an alternative to the Partnership’s proposed plan of reorganization dated July 10, 2009, a transaction in which Rand would acquire the majority of the assets, and assume certain liabilities, of the Partnership and its subsidiaries for a combination of cash, notes and warrants (the “Rand Proposal”).

          On August 4, 2009, after consultation with its financial and legal advisors and the Steering Committee of the secured lenders, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated July 10, 2009 will deliver a higher value to all the Partnership’s stakeholders than the non-binding alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result, the board of directors did not believe it is appropriate to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider the Rand Proposal as an alternative to the Partnership’s July 10, 2009 proposed plan of reorganization.

          On August 6, 2009, Rand responded to the Partnership’s August 4, 2009 letter, disagreeing with the Board’s conclusion and making slight changes to the Rand Proposal.

          On August 11, 2009, after consideration of Rand’s August 6, 2009 letter and consultation with its financial and legal advisors, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated August 6, 2009 (the “Plan”) will deliver a higher value to all the Partnership’s stakeholders than the non-binding, highly speculative alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result the board of directors did not believe it is in the best interests of all the Partnership’s stakeholders to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider Rand’s proposal as an alternative to the Plan. The Partnership also advised Rand that “absent an offer at a value that the Board of Directors determines is at least reasonably equivalent to the value provided by the Plan and that has been approved by the Rand Board of Directors, is fully financed with no conditions to the financing and contains no conditions to closing other than approval of the transaction by the Bankruptcy Court, the Board does not believe it to be in the best interests of all the Partnership’s stakeholders to disrupt its current process and introduce uncertainty by negotiating with Rand regarding a non-binding, highly speculative transaction”.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to the Plan Support Agreement, dated as of July 10, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed July 21, 2009).

10.2	Settlement Agreement, dated as of July 10, 2009 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed July 21, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: August 12, 2009

U.S. SHIPPING PARTNERS L.P.
By: US Shipping General Partner LLC,
its general partner

By:	/s/ Ronald L. O’Kelley

Ronald L. O’Kelley
President and Chief Executive Officer

By:	/s/ Dennis J. Fiore

Dennis J. Fiore
Vice President - Chief Financial Officer