Form 10-Q
period 2009-06-30
U.S. Shipping Partners L.P.
filed 2009-09-30
CIK 1299716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of the registrant’s common units outstanding as of August 31, 2009 was 11,353,808. At that date, 6,899,968 subordinated units were outstanding.

U.S. SHIPPING PARTNERS L.P.
DEBTOR-IN-POSSESSION as of April 30, 2009
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009
TABLE OF CONTENTS

In this report, unless the context otherwise requires, the terms “we,” “us,” “our,” and “the Partnership” refer to U.S. Shipping Partners L.P., a Delaware limited partnership, and its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. Shipping Partners L.P.
Debtor-in-Possession as of April 30, 2009
Unaudited Condensed Consolidated Balance Sheet
(in thousands)

	June 30, 2009	December 31, 2008

Assets
Current assets
Cash and equivalents	$19,159	$20,599
Restricted cash and equivalents	—	7,566
Accounts receivable, net	4,571	4,905
Prepaid expenses and other current assets	12,080	19,077

Total current assets	35,810	52,147
Vessels and equipment, net	823,370	704,195
Deferred financing costs, net	—	2,253
Other assets	3,340	1,840

Total assets	$862,520	$760,435

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt (Joint Venture)	$—	$176,721
Current portion of long-term debt (Partnership)	—	433,574
Accounts payable	2,213	7,424
Due to affiliates	1,305	4,123
Deferred revenue	—	6,165
Accrued expenses and other liabilities	3,034	30,193

Total current liabilities	6,552	658,200
Long-term debt (Joint Venture)	307,282	—
Liabilities subject to compromise	495,252	—
Deferred income taxes	2,720	2,720
Other liabilities	807	17,969

Total liabilities	$812,613	$678,889

Partners’ Capital
Partners’ capital	$(39,006)	$(4,014)
Accumulated other comprehensive loss	(6,532)	(8,294)

Total partners’ equity	(45,538)	(12,308)
Noncontrolling interest in Joint Venture	95,445	93,854

Total partners’ capital	$49,907	$81,546

Total liabilities and partners capital	$862,520	$760,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Debtor-in-Possession as of April 30, 2009
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands; except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$31,666	$49,819	$79,595	$101,323

Operating expenses
Vessel operating expenses	14,172	16,384	30,344	33,405
Voyage expenses	9,013	17,331	24,858	31,010
General and administrative expenses	5,044	4,011	8,434	8,005
Depreciation and amortization expenses	7,729	10,445	15,720	20,949
Impairment charges	—	(8)	—	5,712
Other (income) expense	(50)	53	(50)	120

Total operating expenses, net	35,908	48,216	79,306	99,201

Operating (loss) income	(4,242)	1,603	289	2,122
Interest expense (contractual interest of $14,524 and $30,827 for the three and six months ended June 30, 2009, respectively)	5,295	6,879	21,598	14,770
Interest income	(11)	(655)	(43)	(1,695)
Net gain on derivative financial instruments	(1,234)	(586)	(2,384)	(1,028)

Loss before reorganization charges, income taxes and noncontrolling interest	(8,292)	(4,035)	(18,882)	(9,925)
Reorganization charges	11,832	—	14,426	—
Provision (benefit) for income taxes	39	(1,514)	93	(1,222)

Net loss	(20,163)	(2,521)	(33,401)	(8,703)
Net gain (loss) attributable to noncontrolling interest	1,148	162	1,591	(242)

Net loss attributable to USSLP unit holders	(21,311)	(2,683)	(34,992)	(8,461)
Amortization of deferred loss from derivatives in AOCI	623	9,008	1,762	305

Comprehensive (loss) income	$(20,688)	$6,325	$(33,230)	$(8,156)

General partner’s interest in net loss	$(426)	$(54)	$(700)	$(169)

Limited partners’ interest in net loss
Net loss	$(20,885)	$(2,629)	$(34,292)	$(8,292)
Net loss per unit - basic and diluted	$(1.14)	$(0.14)	$(1.88)	$(0.45)
Weighted average units outstanding - basic	18,254	18,254	18,254	18,244
Weighted average units outstanding - diluted	18,254	18,254	18,254	18,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Debtor-in-Possession as of April 30, 2009
Unaudited Condensed Consolidated Statement of Changes in Partners’ Capital
(in thousands)

	Partners’ Capital					Non Controlling Interest in Joint Venture	Accumulated Other Comprehensive Income (Loss)

	Limited Partners

	Common		Subordinated		General Partner
	Units	$	Units	$				Total

Balance at January 1, 2009	11,353	$66,427	6,900	$(68,292)	$(2,149)	$93,854	$(8,294)	$81,546

Net loss	—	(21,331)	—	(12,961)	(700)	—	—	(34,992)
Amortization of deferred loss from derivatives in AOCI	—	—	—	—	—	—	1,762	1,762
Net gain attributable to noncontrolling interest	—	—	—	—	—	1,591	—	1,591

Balance at June 30, 2009	11,353	$45,096	6,900	$(81,253)	$(2,849)	$95,445	$(6,532)	$49,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Debtor-in-Possession as of April 30, 2009
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities
Net loss	$(33,401)	$(8,461)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	17,973	21,871
Impairment charges	—	5,712
Reorganization charges	8,665	—
Amortization of deferred loss from derivatives in AOCI	2,003	—
Loss on sale of surplus equipment	—	120
Net gain on derivative financial instruments	(2,384)	(1,028)
Provision for accounts receivable	234	50
Equity compensation	—	183
Noncontrolling interest in Joint Venture	—	(242)
Deferred income taxes	—	(1,290)
Changes in assets and liabilities:
Accounts receivable	100	3,263
Prepaid expenses and other current assets	7,045	(2,851)
Capitalized drydock costs	(3,119)	(2,551)
Accounts payable	(209)	255
Interest added to debt outstanding	4,096	—
Deferred revenue	(6,165)	(108)
Accrued expenses and other liabilities	7,733	(1,569)

Net cash provided by operating activities	2,571	13,354

Cash flows from investing activities
Change in restricted cash and equivalents, net	7,566	75,767
Cash received upon settlement of derivative financial instruments	—	657
Sale of surplus equipment	—	280
Construction of vessels and equipment	(142,138)	(154,150)

Net cash used in investing activities	(134,572)	(77,446)

Cash flows from financing activities
Proceeds from borrowings	—	7,000
Proceeds from Joint Venture revolver borrowings	130,561	53,331
Contribution by noncontrolling interest equity investors in Joint Venture	—	31,999
Repayment of debt	—	(1,550)
Distributions to partners	—	(10,209)

Net cash provided by financing activities	130,561	80,571

Net (decrease) increase in cash and cash equivalents	(1,440)	16,479
Cash and cash equivalents at beginning of period	20,599	21,604

Cash and cash equivalents at end of period	$19,159	$38,083

Supplemental disclosure of cash flow information
Cash paid for reorganization charges	$5,761	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

1.	Nature of Operations

          During the three and six months ended June 30, 2009, U.S. Shipping Partners L.P. (the “Partnership”) owned and operated four integrated tug barge units (“ITBs”), three chemical product, or parcel tankers (“Parcel Tankers”), one product tanker (“Houston”) and three articulated tug barges (“ATBs”). During the three and six months ended June 30, 2008, we owned and operated six ITBs, three Parcel Tankers, the Houston and one ATBs. During the second half of 2008 we sold two ITBs and completed construction of and began operating two ATBs.

          We also currently manage two product tankers on behalf of a joint venture we formed to construct and operate five product tankers (the “Joint Venture”), the Golden State, which entered service in January 2009, and the Pelican State, which entered service in June 2009 and commenced its first commercial voyage in July 2009. We are currently transitioning these management services to another manager appointed by the Joint Venture and expect this transition to be complete by the end of September 2009. See Note 16, “Subsequent Events”.

          Our primary customers are major oil and chemical companies. We do not assume ownership of any of the products that we transport on our vessels. For the three months ended June 30, 2009 and 2008, we had four and one customer(s), respectively, that accounted for 10% or more of voyage revenue. For the six months ended June 30, 2009 and 2008, we had four and three customers, respectively, that accounted for 10% or more of voyage revenue. The Partnership is engaged in transportation services between ports in the United States, principally for refined petroleum products, petrochemical and commodity chemical products. The vessels operate under the regulatory provisions of the Jones Act. To improve utilization of the ITB fleet, the Partnership employed its ITB fleet to transport grain overseas for humanitarian organizations. Recognition principles of revenue and certain expenses for these voyages under GAAP differ from the recognition principles applicable to our transportation of petroleum, petrochemical and commodity chemical products. With respect to the transportation of refined petroleum, petrochemical and commodity chemical products, under GAAP we generally recognize revenue based upon the relative transit time in each period to the total estimated transit time for each voyage. With respect to our grain voyages, we only recognize revenue and certain voyage expenses when the grain is delivered to its final destination.

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

          As further discussed in Note 2, the Partnership together with all of its wholly-owned subsidiaries, US Shipping General Partner LLC, its general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP (collectively, the “Debtors”), are reorganizing under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) and, as a result, adopted the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities under the Bankruptcy Code” (SOP 90-7), during the quarter ended June 30, 2009. SOP 90-7 does not generally change the manner in which financial statements are prepared; however, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petitions distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in our statement of operations for the quarter ended June 30, 2009. Our balance sheet must distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. We adopted SOP 90-7 effective April 30, 2009, and will prepare our financial statements in accordance with its requirements for the duration of the reorganization proceedings.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          The liquidity pressures facing the Partnership described in its Form 10-K for the year ended December 31, 2008 continued in the first half of 2009 and led to the Debtors filing for bankruptcy on April 29, 2009 as further described below in Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”. The Joint Venture was not part of the bankruptcy filing. The ability of the Partnership to continue as a going concern is dependent upon, among other restrictions, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court; (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. Consistent with generally accepted accounting principles, preparing these unaudited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These unaudited consolidated financial statements do not include any adjustments that might result should the Partnership be unable to continue as a going concern.

          In the third quarter of 2008, the Partnership determined that it should have been allocating gains and losses in respect of the Joint Venture to construct five product tankers in accordance with the expected economic returns of the Joint Venture, rather than proportionally based on ownership interest. As a result, the Partnership determined that it had been erroneously allocating gains and losses to its Joint Venture partners via the Noncontrolling interest line since the inception of the Joint Venture in 2006. The Partnership does not consider this error material to the historical financial statements and has, therefore, revised this allocation by correcting the error during the quarter ended September 30, 2008. Accordingly, all losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the other Joint Venture partners. The three and six month June 30, 2008 impact of this out of period adjustment would have resulted in an additional allocation of $162 in gains to the other Joint Venture partners and an additional allocation of $242 in losses to the Partnership, respectively, recorded through the Noncontrolling interest line.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

          Effective April 29, 2009 (the “Filing Date”), the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (the “Bankruptcy Filing”). The Joint Venture was not part of the Bankruptcy Filing.

          Immediately prior to the Bankruptcy Filing, the Debtors entered into a Plan Support Agreement (the “April PSA”) with the holders of (i) in excess of two-thirds of the amounts (including without limitation in respect of the termination obligations under the interest rate swaps) due under the Partnership’s Third Amended and Restated Credit Agreement, dated as of August 7, 2006, as amended, by and among the Partnership, certain subsidiaries of the Partnership, Canadian Imperial Bank of Commerce, as administrative agent, and the lenders and other agents party thereto (the lenders thereunder the “Senior Secured Lenders”) and (ii) approximately 70% of the amounts due in respect of the Partnership’s 13% Senior Secured Notes due 2014 (the “Second Lien Notes”). On July 10, 2009, the Partnership and a majority in interest of each of the Senior Secured Lenders and holders of Second Lien Notes who were party to the April PSA entered into a First Amendment to Plan Support Agreement (the April PSA as amended by the First Amendment, the “July PSA”) pursuant to which the Partnership and the lenders party to the April PSA adjusted certain milestones related to the Debtors’ bankruptcy proceedings and amended the terms and conditions of the proposed plan of reorganization as set forth in the Plan Term Sheet attached as Exhibit A to the April PSA. On September 18, 2009, the Partnership and the steering committee representing the Senior Secured Lenders and the holders of the Second Lien Notes party to the July PSA entered into a Second Amendment to Plan Support Agreement (the July PSA as amended by the Second Amendment, the “Amended Plan Support Agreement”) pursuant to which the Partnership and the steering committee, on behalf of the lenders party to the July PSA, amended certain terms and conditions of the proposed plan of reorganization as set forth in the Plan Term Sheet attached as Exhibit A to the July PSA.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          The parties to the Amended Plan Support Agreement have agreed to support a plan of reorganization for the Debtors on the terms and conditions set forth in the Plan Term Sheet attached as Exhibit A to the July PSA as amended by the Second Amendment. They have also agreed not to support, directly or indirectly, any other plan, in exchange for the Debtors’ agreement to implement all steps necessary to solicit the requisite acceptances of the Plan (as defined below) and obtain from the Bankruptcy Court an order confirming the Plan substantially in accordance with the terms of the Amended Plan Support Agreement. The Amended Plan Support Agreement may be terminated under certain circumstances, including in the event that the Plan and related disclosure statement are not approved by certain deadlines, the Plan is not consummated within a certain period of time after its filing with the Bankruptcy Court, a party materially breaches the Amended Plan Support Agreement, the Chapter 11 cases are converted to cases under Chapter 7 of the Bankruptcy Code or the Bankruptcy Court grants relief that is inconsistent with the Amended Plan Support Agreement or the Plan Term Sheet.

          On August 6, 2009, the Debtors filed their First Amended Joint Plan of Reorganization with the Bankruptcy Court. On August 26, 2009, the Debtors filed their Second Amended Joint Plan of Reorganization with the Bankruptcy Court, together with the Disclosure Statement related thereto as approved by the Bankruptcy Court. On September 18, 2009, the Debtors filed their Third Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”), Under the Plan:

•	The Senior Secured Lenders will receive:

(i)

new senior secured term notes issued by reorganized USSP (“Reorganized USSP”) in an aggregate principal amount equal to $240,000 and guaranteed by the other reorganized debtors. The senior secured term notes will:

		(A)	be secured by a first priority lien on substantially all of the assets of the reorganized debtors;

(B)

require quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25,000 cash balance in the first year following the Debtors emergence from bankruptcy and a $20,000 (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize at the annual rate of 1% of the aggregate amount of the new senior secured term notes beginning one year following the Debtors emergence from bankruptcy;

		(D)	have a final maturity date of August 7, 2013;

		(E)	bear interest at a rate of LIBOR plus 7.20%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio of not more than 7.5x to 1.

	(ii)	new junior secured term notes issued by Reorganized USSP in an aggregate principal amount equal to $60,000 and guaranteed by the other reorganized debtors. The junior secured term notes will:

		(A)	be secured by a second priority lien on substantially all of the assets of the reorganized debtors;

(B)

require, after the senior secured term notes are repaid in full, quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25,000 cash balance in the first year following the Debtors emergence from bankruptcy and a $20,000 (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize, after the senior secured term notes are repaid in full, at the annual rate of 1% of the aggregate amount of the new junior secured term notes;

		(D)	have a final maturity date of August 7, 2013;

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

		(E)	bear interest at a rate of LIBOR plus 0.50%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio of not more than 7.5x to 1.

(iii)

fifty percent (50%) of Reorganized USSP’s common stock (“Common Stock”) on a fully diluted basis before giving effect to the Common Stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Common Stock and warrants to purchase Common Stock (“Warrants”); and

(iv)

contingent payment rights entitling the holders thereof to payments aggregating approximately $55,500 (plus a fee of four percent (4%) per year (non-compounded) on the undistributed portion thereof) following payment in full of the new senior secured term notes and new junior secured term notes, which payments must be made before any dividends or distributions (including distributions upon liquidation or sale of the Reorganized USSP) can be made on the Common Stock.

•

The holders of the Second Lien Notes will receive fifty percent (50%) of the Common Stock of Reorganized USSP, before giving effect to the Common Stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Common Stock and Warrants. The Second Lien Notes will be cancelled.

•

In no event will persons who are not U.S. Citizens for U.S. Coastwise Trade Law be issued Common Stock of Reorganized USSP representing in aggregate more than 23% of the Common Stock to be outstanding on the date the Debtors emerge from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 10% (on a fully-diluted basis) of the Common Stock of Reorganized USSP. Fifty percent (50%) of such equity to be available under the plan will be issued to management at the time the Debtors emerge from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of the Debtors emergence from bankruptcy. The remaining fifty percent (50%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

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

•

Customary releases will be provided to the Debtors, their current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

          The implementation of the Plan is dependent upon a number of factors, including final documentation and confirmation and consummation of the Plan in accordance with the provisions of the Bankruptcy Code.

          Refer to Note 3, “Proceedings Under Chapter 11 of the Bankruptcy Code” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 and our various Bankruptcy Court filings for additional information on our Proceedings Under Chapter 11 of the Bankruptcy Code.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

Financial Statement Presentation and Reporting

          As required by SOP 90-7, we have begun presenting the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7.

          An official committee of unsecured creditors has been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committee’s costs and expenses, including those of their counsel and financial advisors.

          Under the Bankruptcy Code, we have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” them means that we will be relieved of our obligations to perform further under the contract or lease, which will give rise to a pre-petition claim for damages for the breach thereof.

          Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors setting forth the assets and liabilities of the Debtors as of the Filing Date. Differences between amounts recorded by the Debtors and claims filed by the creditors will be investigated and resolved as part of the proceedings in the Bankruptcy Cases. The bar date for the filing of proofs of claim against the Debtors was August 13, 2009. Approximately 300 claims were filed by the bar date. However, a number of these claims are currently in dispute and, accordingly, the ultimate number and allowed amounts of such claims is not presently known.

          The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee and crew salaries and wages, certain benefits and other employee and crew obligations; pre-petition claims of certain suppliers that are critical to our continued operation; insurance premiums related to pre-petition policies; claims related to obligations under the Joint Venture; certain claims related to pre-petition construction; vendor claims with possessory liens and broker commissions related to pre-petition revenues.

          We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be resolved under and treated in accordance with the Plan and voted on by our creditors. All of the Debtors’ liabilities as of the Filing Date will be resolved in accordance with the provisions of the Bankruptcy Code. The creditors’ voting deadline was September 25, 2009 and the Bankruptcy Court has scheduled a confirmation hearing for the Plan on October 1, 2009. The Senior Secured Lenders and the holders of Senior Notes have voted in favor of the Plan while the holders of unsecured claims have voted to reject the Plan. There can be no assurance that the Plan will be confirmed by the Bankruptcy Court and consummated, nor can there be any assurance that we will be successful in achieving our restructuring goals or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

          All of the Debtors’ pre-petition debt is in default and, as described below, the accompanying condensed consolidated and debtor-in-possession balance sheets present the Debtors’ pre-petition debt of $460,424 under the caption “Liabilities subject to compromise” in accordance with SOP 90-7. Debtors’ pre-petition debt includes the estimated settlement amount of the early terminated hedges by the respective hedge’s counter-party of $22,754 and payment-in-kind interest added to debt of $5,041. In accordance with SOP 90-7, interest is accrued up to the Filing Date on the Debtors’ debt and together with payments due under its derivative financial instruments, representing an accrued interest payable amount of $24,888, is presented under the caption “Liabilities subject to compromise”. Interest on the debt associated with the Senior Secured Lenders and the holders of Senior Notes from the Filing Date through June 30, 2009 would have increased this interest accrual by $9,229. Following the Filing Date, we recorded and began to make the adequate protection payments to the Senior Secured Lenders under the Plan of Reorganization under the “Stipulation and Interim Order Regarding Use of Cash Collateral and Adequate Protection” which are included in reorganization charges. As required by SOP 90-7, the amounts of liabilities subject to compromise represent our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases, and orders of the Bankruptcy Court. Payment terms for these amounts will be established in connection with the bankruptcy proceedings.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          The “Liabilities subject to compromise” in the condensed consolidated and debtor-in-possession balance sheets consisted of the following items at June 30, 2009:

Debt	$432,629
Terminated derivative financial instruments	22,754
PIK interest added to debt outstanding	5,041

Debt (including PIK and terminated derivatives)	460,424
Accrued pre-petition interest payable	24,888
Accrued liabilities	1,807
All other (1)	5,441

Debtor’s liabilities subject to compromise	492,560
Payables to non-debtor affiliates	2,692

Consolidated liabilities subject to compromise	$495,252

(1)	All other includes accrued liabilities for taxes payable and accounts payable.

          The reorganization charges in the condensed consolidated and debtor-in-possession statements of operations for the period subsequent to our bankruptcy filing and up to June 30, 2009 consisted of the following items:

For the period April 30, 2009 through June 30, 2009:
Loss on termination of derivative financial instruments	$8,074
Professional fees	2,436
Adequate protection payments	532

$11,042

Debtor-in-Possession Financial Information

          In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of June 30, 2009 and for the period April 30, 2009 through June 30, 2009. The investment in the Joint Venture, a non-debtor subsidiary, is recorded on an equity basis and inter-company balances between Debtors and the Joint Venture, as well as other non-debtor affiliates, are not eliminated.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Debtor-In-Possession Balance Sheet
(Unaudited; in thousands)

June 30, 2009

Assets
Current assets
Cash and cash equivalents	$15,635
Accounts receivable, net	4,559
Prepaid expenses and other current assets	11,787

Total current assets	31,981
Vessels and equipment, net	374,590
Investment in Joint Venture	51,294
Other assets	1,065

Total assets	$458,930

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$2,212
Due to affiliates	1,189
Accrued expenses and other liabilities	3,064

Total current liabilities	6,465
Liabilities subject to compromise	495,252
Deferred income taxes	2,720
Other liabilities	31

Total liabilities	504,468

Partners’ Capital
Partners’ capital	(39,006)
Accumulated other comprehensive loss	(6,532)

Total partners’ capital	(45,538)

Total liabilities and partners’ capital	$458,930

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Debtor-In-Possession Statement of Operations
June 30, 2009
(Unaudited; in thousands)

April 30, 2009 to June 30, 2009

Revenues	$20,173

Operating expenses
Vessel operating expenses	7,281
Voyage expenses	7,015
General and administrative expenses	3,414
Depreciation and amortization expenses	4,240
Other income	(122)

Total operating expenses, net	21,828

Operating loss	(1,655)
Interest expense, net	556

Loss before reorganization charges and income taxes	(2,211)
Reorganization charges	11,042
Provision for income taxes	27

Net loss	$(13,280)

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Debtor-In-Possession Statement of Cash Flows
June 30, 2009
(Unaudited; in thousands)

For the Period April 30, 2009 - June 30, 2009

Cash flows from operating activities
Net loss	$(13,280)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs	4,240
Reorganization charges	10,537
Amortization of deferred loss from derivatives in AOCI	624
Provision for accounts receivable	286
Working capital changes	(379)

Net cash provided by operating activities	2,028

Cash flows from investing activities
Construction of vessels	(3,758)

Net cash used in investing activities	(3,758)

Cash flows from financing activities

Net cash provided by financing activities	—

Net increase in cash and cash equivalents	(1,730)
Cash and cash equivalents at beginning of period	17,365

Cash and cash equivalents at end of period	$15,635

Supplemental disclosure of cash flow information
Cash paid for reorganization charges	$505

3.	New Accounting Pronouncements

          On March 31, 2009, the Partnership adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the Financial Statements.

          On January 1, 2009, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement, among other requirements, requires entities with noncontrolling interests to classify noncontrolling interests as components of equity. This pronouncement requires entities to be viewed for reporting purposes from an economic unit perspective rather than a controlling interest perspective. The Partnership adopted FAS Statement No. 160 effective January 1, 2009 and reclassified the 60% noncontrolling interest of the Partnership’s Joint Venture in its consolidated balance sheet to the equity section.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          On January 1, 2009, the Partnership adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures (see Note 11, “Hedging”), the adoption of SFAS 161 had no impact on the Financial Statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 16, “Subsequent Events”.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”, (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Partnership on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.

4.	Net Income per Unit

          The units used for basic net loss per unit and diluted net loss per unit are reconciled below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008

Weighted average units outstanding for basic net (loss) income per unit	18,254	18,254	18,254	18,244
Dilutive effect of restricted units	—	—	—	—

Weighted average units outstanding for dilutive net (loss) income per unit	18,254	18,254	18,254	18,244

The computation of diluted net loss per unit does not assume conversion, exercise or issuance of units that would have had an anti-dilutive net loss per share.

          Excluded from the calculation of dilutive net loss per unit for the three and six months ended June 30, 2008 were 6 restricted units. Since we had a net loss for the three and six months ended June 30, 2008, any outstanding restricted stock units, unit options and phantom units were excluded from the calculation of diluted net loss per unit because their inclusion would have had an anti-dilutive effect. There were no dilutive securities outstanding for the three and six months ended June 30, 2009.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

5.	Restricted Cash and Equivalents

          On August 7, 2006, an escrow account was established as part of the Partnership’s debt and equity financings to fund the construction of three new ATBs (the “ATB Escrow”). Amounts were released from escrow as needed to fund construction.

          All amounts drawn on the ATB Escrow account during 2009 were utilized prior to June 30, 2009. Amounts included in cash and equivalents on the Consolidated Balance Sheet for items paid in the first quarter of 2009 totaled $439 at December 31, 2008.

6.	Vessels and Equipment

          Vessels and equipment consisted of the following:

	June 30, 2009	December 31, 2008

Vessels - Partnership	$395,264	$395,299
Vessels - Joint Venture	292,969	—
Office furniture, equipment and other	448	448

	688,681	395,747
Less: Accumulated depreciation - Partnership	105,832	95,782
Less: Accumulated depreciation - Joint Venture	2,422	—

Subtotal	580,427	299,965

Construction-in-progress - Drydock	—	3,392
Construction-in-progress - ATB’s	72,898	62,111
Construction-in-progress - Joint Venture Tankers	158,233	327,869
Capitalized drydock expenditures, net of amortization of $11,499 and $8,252	11,812	10,858

Total vessels and equipment, net	$823,370	$704,195

          At June 30, 2009, vessels – Joint Venture consist of the Golden State and the Pelican State, which entered into service for the Joint Venture in January 2009 and June 2009, respectively. The Golden State and the Pelican State were each completed at a total cost of $146,484.

          Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the Partnership’s ATBs and the Joint Venture’s vessels based on their respective estimated useful lives. The ITBs are being depreciated to recoverable value over their estimated depreciable lives. Office furniture, equipment and other are depreciated over the estimated useful life of three to ten years. Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the assets. Maintenance and repairs that do not improve or extend the useful lives of the assets are expensed as incurred. Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the remaining term of the lease.

          The Partnership reviews the net book value of vessels for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a vessel may not be fully recoverable. In the current period, the Partnership has not recorded any charges as a result of impairment of any of the Partnership’s or the Joint Venture’s vessels.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          We currently anticipate selling the Sea Venture and the ITB New York in the fourth quarter of 2009 unless market conditions improve. We do not anticipate any material gain or loss on the sale of these vessels.

          Vessels are required by both domestic (United States Coast Guard) and international (International Maritime Organization) regulatory bodies to be inspected twice every five years. To date, our ITBs have participated in the Underwater Inspection In Lieu of Drydock (“UWILD”) Program which allows vessels to be drydocked once every five years with a mid-period UWILD. In April 2007, we were advised by the U.S. Coast Guard that it will allow continued participation in the UWILD Program of non-or double hulled tank barges that are over 15 years of age if they only trade domestically. The Partnership expects to continue to participate in the UWILD Program. If the Partnership is required to conduct a second drydock in each five year period rather than rely on an underwater survey, the ITBs will be out of service longer and drydock expenditures will be higher than the time required for and the cost of conducting an underwater survey. Because of the age of the ITBs, their continued participation in the UWILD Program is now conditioned on their undergoing an enhanced survey during the UWILD, resulting in the vessel being off-hire, and not earning revenue, for an additional 12 days each time a survey is conducted; however, under international maritime organization regulations, in order for it to continue to trade internationally (including grain voyages), it will have to undergo two drydockings in each five year period, rather than a drydocking and a UWILD. Additionally, vessels may have to be drydocked in the event of accidents or other unforeseen damage. The Partnership’s recently constructed ATBs qualify for the UWILD Program. The Senior Credit Facility prohibits the Partnership from drydocking any of the ITBs without the prior consent of the senior lenders. If the Partnership is not permitted to drydock the ITBs, it will be required to take them out of service.

          There were no drydocks in progress at June 30, 2009 and one at December 31, 2008. Capitalized drydock expenditures of $100 and $2,410 were accrued at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, the Partnership reduced previously recorded estimates of drydock costs by $56.

          Depreciation of vessels and equipment for the three months ended June 30, 2009 and 2008 was $6,132 and $6,021, respectively. Amortization of drydocking expenditures was $1,597 and $4,426 for the three months ended June 30, 2009 and 2008, respectively.

          Depreciation of vessels and equipment for the six months ended June 30, 2009 and 2008 was $12,473 and $12,041, respectively. Amortization of drydocking expenditures was $3,247 and $8,910 for the six months ended June 30, 2009 and 2008, respectively.

          At June 30, 2009 and December 31, 2008, “Construction-in-progress-ATBs”, all of which relates to the ATB Corpus Christi, which entered service in August 2009, includes capitalized interest of $7,533 and $5,054, respectively, and accrued liabilities of $744 and $2,631, respectively. At June 30, 2009 and December 31, 2008, “Construction-in-progress-tankers” includes capitalized interest of $14,433 and $23,574, respectively, and accrued liabilities of $67 and $6,086, respectively.

          During the six months ended June 30, 2008, the Partnership determined that the value of construction in progress of the an ATB unit it was planning to have constructed was impaired, as the Partnership did not obtain financing for its construction. Management assessed the fair value of the construction in progress of this ATB unit at zero which resulted in a non-cash impairment charge of $5,712.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

7.	Deferred Financing Costs

          As a result of the Partnership not being in compliance with certain financial covenants at September 30, 2008 and December 31, 2008 and as a result of the senior lender waiver for non-compliance initially expiring at January 31, 2009, the Partnership accelerated the amortization period for deferred financing costs to January 31, 2009. For the three and six months ended June 30, 2009, deferred financing costs of the Partnership (excluding those of the Joint Venture) of $0 and $2,253, respectively, were amortized and included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, compared to $462 and $927 for the three and six months ended June 30, 2008, respectively. A portion is included in Construction-in-progress-ATBs and Vessels as part of the capitalized interest portion of the Partnership’s ongoing project to construct ATBs.

          As a result of the Partnership receiving a notice from the agent for the lenders to the Joint Venture asserting that events of default under that certain revolving notes facility agreement with the Joint Venture have occurred, which the Partnership disputes, the Partnership wrote off the Joint Venture’s remaining net deferred financing costs at December 31, 2008. For the three and six months ended June 30, 2009 there were no deferred financing costs amortized, compared to $627 and $1,254 that was amortized and included in Construction-in-progress-Tankers as part of the capitalized interest portion of the Joint Venture’s ongoing project to construct tankers for the three and six months ended June 30, 2008.

8.	Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities at December 31, 2008 consisted of the following:

December 31, 2008

Interest	$12,757
Insurance claims	3,061
Taxes payable	1,597
Accrued fuel charges	511
Construction of vessels	6,795
Other	5,472

Total	$30,193

          Pre-petition accrued expenses and other liabilities at June 30, 2009 are included in “Liabilities subject to compromise” as a result of the Partnership’s adoption of SOP 90-7. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

9.	Debt

          The Partnership’s outstanding debt consisted of the following:

	June 30, 2009	December 31, 2008

Third Amended and Restated Credit Facility - Term, bearing interest at base rate (4.25%) plus LIBOR (3.25%); 7.5% at April 29, 2009 and 7.5% at December 31, 2008 including $4,525 PIK accrued interest of 1.5% from October 24, 2008 to January 30, 2009 and 4.5% from January 31, 2009 to April 29, 2009	$302,305	$298,639
Third Amended and Restated Credit Facility - Revolving Notes bearing interest at base rate (4.25%) plus LIBOR (3.25%); 7.5% at April 29, 2009 and 7.5% at December 31, 2008 including $516 PIK accrued interest of 1.5% from October 24, 2008 to January 30, 2009 and 4.5% from January 31, 2009 to April 29, 2009	35,365	34,935
13% Second Lien Notes due 2014	100,000	100,000
Terminated Interest Rate Swap Agreements	22,754	—
Revolving Notes Facility - Joint Venture, bearing interest at LIBOR (0.3%) plus 4.5%; 4.8% at June 30, 2009 and 5.5% at December 31, 2008	307,282	176,721

Total	767,706	610,295
Less: Partnership portion of debt classifed as “Liabilities subject to compromise” at June 30, 2010	460,424	—

Long-term debt at June 30, 2009 and current debt at December 31, 2008	$307,282	$610,295

          Interest accrued up to the Filing Date on the Debtors’ debt together with payments due under its derivative financial instruments, representing an accrued interest payable amount of $24,888, is presented under the caption “Liabilities subject to compromise”. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”.

          Capitalized interest for the three months ended June 30, 2009 and 2008 was $4,023 and $5,639, respectively. Capitalized interest for the six months ended June 30, 2009 and June 30, 2008 was $9,866 and $10,838, respectively.

          Senior Credit Facility

          On December 30, 2008, the Partnership entered into a Forbearance Agreement with the lenders under the Third Amended and Restated Credit Facility (the “Senior Credit Facility”), which was extended several times and amended and restated on March 13, 2009, and which was scheduled to terminate on April 30, 2009. Pursuant to the forbearance agreements, our lenders agreed not to take any action as a result of the Partnership’s failure to make both the December 31, 2008 and March 31, 2009 principal and interest payments under the Senior Credit Facility, our failure to be in compliance with certain of our financial covenants at September 30, 2008 and December 31, 2008, and our failure to make the scheduled interest payment due in respect of our Second Lien Notes on March 17, 2009. During the term of the forbearance agreements, the Partnership agreed to engage in good faith negotiations with the administrative agent and the lenders regarding restructuring and strategic alternatives, including a possible sale of the Partnership. The Partnership filed for protection under the U.S. bankruptcy laws prior to the expiration of the most recent forbearance period. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”.

          The Senior Credit Facility is classified as current debt at December 31, 2008.

          On June 30, 2009, the debt associated with our Senior Credit Facility was quoted at an average price of approximately $0.524 to the dollar, which results in an implied market value of $176,287.

          Second Lien Notes

          At June 30, 2009 and December 31, 2008 the Partnership had accrued $8,587 and $4,875 of interest on the Second Lien Notes, respectively. In February 2009, holders of $91,290 of the Second Lien Notes, representing 91.29% of the Second Lien Notes, delivered letters to the Partnership waiving their February 15, 2009 interest payment on the Second Lien Notes, and all future interest payments on the Second Lien Notes, until the earlier of six months following repayment in full of all amounts outstanding under the Senior Credit Facility and the Partnership seeking bankruptcy protection. On March 17, 2009, the Partnership provided $566 to the trustee to pay the interest due on the $8,710 principal amount of the Second Lien Notes for which the February 15, 2009 interest payment had not been waived.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          Because the indenture governing the Second Lien Notes contains cross-default provisions that accelerate payment of the Second Lien Notes if there is a payment default or acceleration of the Senior Secured Facility, the Second Lien Notes have also been classified as current debt at December 31, 2008.

          On June 30, 2009, our Second Lien Notes were quoted at an average price of approximately $0.05 to the dollar, yielding an implied market value of $5,000.

          Joint Venture Credit Facility

          On August 7, 2006, the Joint Venture entered into a Revolving Notes Facility Agreement (the “Revolver”) pursuant to which affiliates of The Blackstone Group and other parties (the “Joint Venture Lenders”) made available $325,000 of revolving credit loans, of which $307,282 and $176,721 were drawn as of June 30, 2009 and December 31, 2008, respectively.

          The Partnership received notice from the agent for the Joint Venture Lenders asserting that events of default under the Revolver have occurred and that the lenders were intending to foreclose on the Golden State vessel owned by the Joint Venture that the Partnership is managing pursuant to the management agreement. Because of the purported defaults, which could result in all amounts due under the Revolver becoming immediately due and payable if such defaults were actually determined to have occurred, which the Partnership disputes.

          For further information, refer to Note 16, “Subsequent Events—Settlement of Litigation with Joint Venture Investors”.

          On September 8, 2009, the Joint Venture obtained a waiver from the agent for the Joint Venture Lenders stating that, upon the satisfaction of certain conditions, all events of default under the Revolver have been waived. The Partnership has been advised by counsel for the Joint Venture Lenders that the conditions to the effectiveness of the waiver have been satisfied and the waiver is effective. Therefore, the Joint Venture’s debt has been reclassified as long term at June 30, 2009.”

          At June 30, 2009, the estimated fair value of the Joint Venture’s long-term debt equaled its carrying value of $307,282.

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

          The Partnership provides deferred income taxes for the tax effects of differences between the financial reporting and tax bases of its assets and liabilities which are recorded at enacted tax rates in effect for the years in which the differences are projected to reverse. The Partnership evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Partnership determined that it is more likely than not that certain deferred tax assets that existed as of December 31, 2008 will not be realized and, accordingly, provided a valuation allowance of $60,552 against these deferred tax assets. At June 30, 2009 and December 31, 2008, the Partnership had current deferred tax assets net of valuation allowances of $2,720 and $2,720, respectively. At June 30, 2009 and December 31, 2008, the Partnership had non-current deferred tax liabilities of $2,720 and $2,720, respectively.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          At June 30, 2009 and December 31, 2008, the Partnership had $19,266 and $19,201 of unrecognized tax benefits, respectively. At June 30, 2009 and December 31, 2008, the Partnership had approximately $220 and $193, respectively, of accrued interest and penalties related to uncertain tax positions. In the three month period ended June 30, 2009 and 2008, the Partnership’s Unaudited Condensed Consolidated Statement of Operations included $39 and $92 of unrecognized tax benefits, respectively. There were no other increases or decreases in unrecognized tax benefits during the period related to the lapse of any statute of limitations, settlements with taxing authorities, or changes in the Partnership’s assessment of whether it was more likely than not to prevail based on the technical merits of any tax position taken in prior periods. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions in which the Partnership is subject to tax.

11.	Hedging

          Partnership Hedging

          In connection with entering into the Senior Credit Facility in 2006, the Partnership entered into an interest rate swap with a notional amount of $125,000 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.9%. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that as of October 1, 2008, this contract no longer met the hedge effectiveness requirements and accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contract beginning October 1, 2008 were recorded to earnings. The fair value of this contract at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements. This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing resulting in its settlement value of approximately $13,397 being reclassified to debt and a loss on termination recorded to earnings (as part of reorganization charges) of $4,754. Prior to its termination, the fair value of this hedge was a liability of $8,643, net of a credit risk adjustment of 39% and a liability of $9,167 at December 31, 2008. The change in fair value in 2009, prior to its termination, has been recorded in earnings as a gain of $524.

          In December 2006, the Partnership entered into an interest rate swap with a notional amount of $99,750 that effectively converted a portion of the floating LIBOR-based payments of its Senior Credit Facility to a fixed rate of 8.4%. This contract was originally designated as a cash flow hedge. As a result of the October 20, 2008 amendment to the Senior Credit Facility, the Partnership determined that as of October 1, 2008, this contract no longer met the hedge effectiveness requirements and accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contract beginning October 1, 2008 were recorded to earnings. The fair value of this contract at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements. This hedge was early terminated by the counterparty as a result of the Partnership’s bankruptcy filing resulting in its settlement value of approximately $9,357 being reclassified to debt and a loss on termination recorded to earnings (as part of reorganization charges) of $3,320. Prior to its termination, the fair value of this hedge was a liability of $6,037, net of a credit risk adjustment of 39% and a liability of $6,396 at December 31, 2008. The change in fair value in 2009, prior to its termination has been recorded in earnings as a gain of $359.

          In February 2006, the Partnership entered into contracts, denominated in Euros, for the purchase of owner-furnished items costing approximately $14,439 relative to the Partnership’s newbuild ATB series. To hedge the exposure to foreign currency, the Partnership entered into a series of foreign currency forward contracts effective through June 5, 2009, with an average exchange rate of $1.25/Euro. These contracts were originally designated as cash flow hedges, and through February 2008, the fair value of these contracts was included in other comprehensive income. In March 2008, the Partnership paid amounts for the purchase of a portion of the owner-furnished equipment six months ahead of the original forecasted expenditure date. Accordingly, changes in fair value of the contract related to this expenditure subsequent to the date of the March payment, totaling $25, is included in earnings, since the forecasted hedging relationship no longer exists. In addition, two of the forecasted payments were contractually extended and subsequently terminated, rendering the contracts designated as cash flow hedges for these forecasted payments ineffective. The Partnership sold these contracts during June 2008 and received net proceeds totaling $657, which is included in earnings. Of the total fair value of foreign exchange gains of $838 at June 30, 2008, $813 was recorded in other comprehensive income at June 30, 2008, and $25 was recorded in earnings for the each of the three and six-month periods ended June 30, 2008. The gain or loss on the foreign currency forward contracts currently included in comprehensive income will be recognized in earnings at the time that the underlying hedged items (i.e., the owner-furnished items) are recognized in earnings as a component of depreciation expense. The fair market value of the foreign currency forward contracts at June 30, 2008 was a gain of $838. As of December 31, 2008, all contracts for this hedge have been satisfied.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a nine year interest rate cap with a notional amount of $100,000 effective April 1, 2007 for $1,924, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The interest rate cap is intended to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract was entered into for the first product tanker in December 2006 and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair market value of the interest rate cap at June 30, 2009 and December 31, 2008 was a receivable of $2,276 and $775, respectively and is recorded in “Other Assets” on the Consolidated Balance Sheets. The change in the fair value of the instrument was a gain of $1,312 and $1,501 for the three and six months ended June 30, 2009, respectively, and is recorded as a gain on derivative financial instruments in the accompanying Consolidated Statements of Operations and Comprehensive Income, compared to a gain of $609 and 346, respectively, for the three and six months ended June 30, 2008, respectively.

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

          General Partner

          General and administrative expenses, including shore side employee expenses, certain facility and lease costs, and wages and benefits for crew members are incurred directly by the Partnership’s general partner. These amounts are reimbursable by the Partnership pursuant to the partnership agreement. Reimbursable amounts expensed by the Partnership were $15,810 and $14,267 for the three months ended June 30, 2009 and 2008, respectively, and $30,692 and $28,790 for the six months ended June 30, 2009 and 2008, respectively.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          New York Premise

          On December 22, 2008, the Partnership entered into a one year lease beginning February 1, 2009 for the tenancy/residency of the Partnership’s chief executive officer. A security deposit of $17 was paid upon entering the lease. The Partnership paid $17 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $42 and $0 for the six months ended June 30, 2009 and 2008, respectively, in connection with this lease.

          Third Party Joint Venture Investors

          As a result of the formation the Joint Venture, the Partnership considers the third party investors in the Joint Venture led by affiliates of The Blackstone Group (the “Joint Venture Investors”) to be related parties. In connection with the formation of the Joint Venture, the Joint Venture paid fees of $10,788 to the Joint Venture Investors. The Joint Venture has paid interest of $3,453 and $2,084 for the three months ended June 30, 2009 and 2008, respectively, and $6,283 and $3,822 for the six months ended June 30, 2009 and 2008, respectively, to the Joint Venture Investors.

14.	Commitments and Contingencies

          Severance Obligations

          In October 2008, Mr. Gridley, the Partnership’s former chairman and chief executive officer, resigned as an employee of the general partner of the Partnership. The Partnership had accrued severance of $1,251 of which $925 remains as of June 30, 2009. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Gridley. This amount is included in “Liabilities subject to compromise” at June 30, 2009 as a result of the Partnership’s adoption of SOP 90-7. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”.

          In December 2008, Mr. Al Bergeron, the Partnership’s vice president-chief financial officer, left the Partnership and the general partner. The Partnership had accrued severance of $930 of which $814 remains as of June 30, 2009. As a result of our bankruptcy filing, we are no longer making severance payments to Mr. Bergeron. This amount is included in “Liabilities subject to compromise” at June 30, 2009 as a result of the Partnership’s adoption of SOP 90-7. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code”.

          Claims and Litigation

          At June 30, 2009 and December 31, 2008, the Partnership has a liability for total claims exposure, both insured and uninsured, of $2,790 and $3,061, respectively, and a corresponding receivable from the insurance carrier of $2,053 and $3,905, respectively. $220 of the amount not covered by insurance at June 30, 2009 is included in “Liabilities subject to compromise” at June 30, 2009 as a result of the Partnership’s adoption of SOP 90-7.

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

          See Note 16, “Subsequent Events—Settlement of Litigation with Joint Venture Investors” for information with respect to our litigation with the Joint Venture Investors and Joint Venture Lenders.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

          ATB Commitments

          The Partnership has contracted with Manitowoc Marine Group (“MMG”) for the construction of a barge and has also contracted with Eastern Shipbuilding Group, Inc. (“Eastern”) for the construction of a tug, which was joined with the barge to complete its newest and final ATB unit in the third quarter of 2009. The Partnership took delivery of the ATB in August 2009 at a cost of approximately $71,221 (excluding capitalized interest which totaled $7,533 at June 30, 2009). The cost increase over the originally budgeted amount of $66,000 is principally due to contractually provided cost increases related to increases in major components, customer requested modifications and change orders. The Partnership funded $63,050 of the construction costs with funds escrowed at the time of the August 2006 financing for the purpose of financing the construction of three ATBs; the remaining approximately $8,171 of construction costs was funded from its operating cash flows. At June 30, 2009, the remaining ATB funding commitment was $5,856.

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

          The subsidiary co-issuer entity (U.S. Shipping Finance Corp.), which is a 100% owned finance subsidiary of U.S. Shipping Partners L.P., commenced operations on August 7, 2006, two of the non-guarantor subsidiaries (USS Products Investor LLC and USS Product Carriers LLC) both commenced operations on August 7, 2006, one non-guarantor subsidiary, USS ATB 3 LLC, did not commence operations until it took delivery of the tug for the last ATB in May 2009 and the remaining non-guarantor subsidiary, USS ATB 4 LLC, never commenced operations. In addition, all of the Partnership’s wholly-owned subsidiaries other than the non-guarantor subsidiaries identified above guarantee the Second Lien Notes on a full and unconditional, joint and several basis. There are no restrictions on the ability of U.S. Shipping Partners L.P. to obtain funds from its wholly owned subsidiaries.

          The Joint Venture is contractually restricted from distributing assets to the Parent entities, either by equity distribution or loan, without the consent of the Joint Venture Investors, or alternately, upon the achievement of operational and financial goals as established in the joint venture agreement.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of June 30, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$15,635	$3,524	$—	$19,159
Accounts receivable, net	—	—	4,558	13	—	4,571
Prepaid expenses and other current assets	—	—	11,318	762	—	12,080

Total current assets	—	—	31,511	4,300	—	35,810
Investment in subsidiaries, net	171,731	—	—	—	(171,731)	—
Intercompany receivable	277,984	59,437	—	—	(337,421)	—
Vessels and equipment, net	—	—	348,632	474,738	—	823,370
Other assets	—	—	1,064	2,276	—	3,340

Total assets	$449,715	$59,437	$381,207	$481,314	$(509,152)	$862,520

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$—	$—	$2,213	$—	$—	$2,213
Due to affiliates	—	—	934	371	—	1,305
Accrued expenses and other liabilities	—	—	1,817	1,217	—	3,034

Total current liabilities	—	—	4,964	1,588	—	6,552
Intercompany payable	—	—	252,025	25,959	(277,984)	—
Long-term debt	—	—	—	307,282	—	307,282
Liabilities subject to compromise	495,252	100,000	—	—	(100,000)	495,252
Deferred income taxes	—	—	2,720	—	—	2,720
Other liabilities	—	—	807	—	—	807

Total liabilities	495,252	100,000	260,516	334,829	(377,984)	812,613

Partners’ Capital
Partners’ capital	(39,006)	(40,563)	120,691	51,040	(131,168)	(39,006)
Accumulated other comprehensive loss	(6,532)	—	—	—	—	(6,532)
Non controlling interest in Joint Venture	—	—	—	95,445	—	95,445

Total partners’ capital	(45,538)	(40,563)	120,691	146,485	(131,168)	49,907

Total liabilities and partners’ capital	$449,715	$59,437	$381,207	$481,314	$(509,152)	$862,520

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Assets
Current assets
Cash and equivalents	$—	$—	$20,583	16	$—	$20,599
Current portion of restricted cash and equivalents	—	—	7,566	—	—	7,566
Accounts receivable, net	—	—	4,905	—	—	4,905
Prepaid expenses and other current assets	—	—	18,883	194	—	19,077

Total current assets	—	—	51,937	210	—	52,147
Investment in subsidiaries, net	186,797	—	—	—	(186,797)	—
Intercompany receivable	247,780	63,715	—	—	(311,495)	—
Vessels and equipment, net	—	—	376,326	327,869	—	704,195
Deferred financing costs, net	2,253	909	—	—	(909)	2,253
Other assets	—	—	1,065	775	—	1,840

Total assets	$436,830	$64,624	$429,329	328,854	$(499,201)	$760,435

Liabilities and Partners’ Capital
Current liabilities
Current portion of long-term debt	$433,574	$100,000	$—	176,721	$(100,000)	$610,295
Accounts payable	—	—	7,424	—	—	7,424
Due to affiliates	—	—	3,659	464	—	4,123
Deferred revenue	—	—	6,165	—	—	6,165
Accrued expenses and other liabilities	—	—	23,419	6,774	—	30,193

Total current liabilities	433,574	100,000	40,667	183,959	(100,000)	658,200
Intercompany payable	—	—	247,780	—	(247,780)	—
Deferred income taxes	—	—	2,720	—	—	2,720
Other liabilities	15,563	—	2,406	—	—	17,969

Total liabilities	449,137	100,000	293,573	183,959	(347,780)	678,889

Partners’ Capital
Partners’ capital	(4,014)	(35,376)	135,757	51,040	(151,421)	(4,014)
Accumulated other comprehensive loss	(8,294)	—	—	—	—	(8,294)
Noncontrolling interest in Joint Venture	—	—	—	93,854	—	93,854

Total partners’ capital	(12,307)	(35,376)	135,757	144,894	(151,421)	81,546

Total liabilities and partners’ capital	$436,830	$64,624	$429,329	$328,854	$(499,201)	$760,435

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, such indebtedness has been presented as an obligation of both entities in the above consolidating balance sheet. In addition, the related deferred financing costs are presented as an asset of both entities.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended June 30, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$27,178	$4,488	$—	$31,666

Operating expenses
Vessel operating expenses	—	—	11,626	2,546	—	14,172
Voyage expenses	—	—	8,628	385	—	9,013
General and administrative expenses	—	—	5,008	36	—	5,044
Depreciation and amortization	—	—	6,517	1,212	—	7,729
Other (gain) expense	—	—	(50)	—	—	(50)

Total operating expenses, net	—	—	31,729	4,179	—	35,908

Operating (loss) income	—	—	(4,551)	309	—	(4,242)
Interest expense	4,816	1,028	—	479	(1,028)	5,295
Interest income	—	—	(5)	(6)	—	(11)
Net gain on derivative financial instruments	78	—	—	(1,312)	—	(1,234)

(Loss) income before reorganization charges, income taxes and noncontrolling interest	(4,894)	(1,028)	(4,546)	1,148	1,028	(8,292)
Reorganization charges	—	—	11,832	—	—	11,832
Provision for income taxes	—	—	39	—	—	39

(Loss) income before noncontrolling interest	(4,894)	(1,028)	(16,417)	1,148	1,028	(20,163)
Equity in earnings of unconsoldiated subsidiaries	(16,417)	—	—	—	16,417	—
Noncontrolling interest in Joint Venture	—	—	—	1,148	—	1,148

Net (loss) income	$(21,311)	$(1,028)	$(16,417)	$—	$17,445	$(21,311)

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, the interest expense in respect of the Second Lien Notes has been presented as an expense of both entities in the above consolidating statement of operations.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Six Months Ended June 30, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$71,285	$8,310	$—	$79,595

Operating expenses
Vessel operating expenses	—	—	26,010	4,334	—	30,344
Voyage expenses	—	—	24,453	405	—	24,858
General and administrative expenses	—	—	8,152	282	—	8,434
Depreciation and amortization	—	—	13,297	2,423	—	15,720
Other (gain) expense	—	—	(50)	—	—	(50)

Total operating expenses, net	—	—	71,862	7,444	—	79,306

Operating income	—	—	(577)	866	—	289
Interest expense	20,809	5,187	—	789	(5,187)	21,598
Interest income	—	—	(30)	(13)	—	(43)
Net gain on derivative financial instruments	(883)	—	—	(1,501)	—	(2,384)

(Loss) income before reorganization charges, income taxes and noncontrolling interest	(19,926)	(5,187)	(547)	1,591	5,187	(18,882)
Reorganization charges	—	—	14,426	—	—	14,426
Provision for income taxes	—	—	93	—	—	93

(Loss) income before noncontrolling interest	(19,926)	(5,187)	(15,066)	1,591	5,187	(33,401)
Equity in earnings of unconsoldiated subsidiaries	(15,066)	—	—	—	15,066	—
Noncontrolling interest in Joint Venture	—	—	—	1,591	—	1,591

Net (loss) income	$(34,992)	$(5,187)	$(15,066)	$—	$20,253	$(34,992)

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, the interest expense in respect of the Second Lien Notes has been presented as an expense of both entities in the above consolidating statement of operations.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Three Months Ended June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$49,819	$—	$—	$49,819

Operating expenses
Vessel operating expenses	—	—	16,384	—	—	16,384
Voyage expenses	—	—	17,331	—	—	17,331
General and administrative expenses	146	—	3,505	360	—	4,011
Depreciation and amortization	—	—	10,445	—	—	10,445
Other expense	—	—	45	—	—	45
Total operating expenses, net	146	—	47,710	360	—	48,216
Operating (loss) income	(146)	—	2,109	(360)	—	1,603
Interest expense	6,879	3,406	—	—	(3,406)	6,879
Interest income	—	—	(655)	—	—	(655)
Net losses (gains) on derivative financial instruments	25	—	(1)	(610)	—	(586)
(Loss) income before income taxes and noncontrolling interest	(7,050)	(3,406)	2,765	250	3,406	(4,035)
Benefit for income taxes	—	—	(1,514)	—	—	(1,514)
(Loss) income before noncontrolling interest	(7,050)	(3,406)	4,279	250	3,406	(2,521)
Equity in earnings of unconsolidated subsidiaries	4,367	—	—	—	(4,367)	—
Noncontrolling interest in Joint Venture losses	—	—	—	(162)	—	(162)
Net (loss) income	$(2,683)	$(3,406)	$4,279	$88	$(961)	$(2,683)

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in the Second Lien Notes. Accordingly, the interest expense in respect of the Second Lien Notes has been presented as an expense of both entities in the above consolidating statement of operations.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Operations
Six Months Ended June 30, 2008
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Revenues	$—	$—	$101,323	$—	$—	$101,323

Operating expenses
Vessel operating expenses	—	—	33,405	—	—	33,405
Voyage expenses	—	—	31,010	—	—	31,010
General and administrative expenses	183	—	7,024	798	—	8,005
Depreciation and amortization	—	—	20,949	—	—	20,949
Other expense	—	—	5,832	—	—	5,832
Total operating expenses, net	183	—	98,220	798	—	99,201
Operating (loss) income	(183)	—	3,103	(798)	—	2,122
Interest expense	14,770	6,814	—	—	(6,814)	14,770
Interest income	—	—	(1,695)	—	—	(1,695)
Net (gains) losses on derivative financial instruments	(682)	—	—	(346)	—	(1,028)
(Loss) income before income taxes and noncontrolling interest	(14,271)	(6,814)	4,798	(452)	6,814	(9,925)
Benefit for income taxes	—	—	(1,222)	—	—	(1,222)
(Loss) income before noncontrolling interest	(14,271)	(6,814)	6,020	(452)	6,814	(8,703)
Equity in earnings of unconsolidated subsidiaries	5,810	—	—	—	(5,810)	—
Noncontrolling interest in Joint Venture losses	—	—	—	242	—	242
Net (loss) income	$(8,461)	$(6,814)	$6,020	$(210)	$1,004	$(8,461)

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, the interest expense in respect of the Second Lien Notes has been presented as an expense of both entities in the above consolidating statement of operations.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

U.S. Shipping Partners L.P.
Unaudited Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(in thousands)

	Parent *	Subsidiary Issuer *	Guarantor Subsidiaries	Non- Guarantor Subsidiaries**	Adjustments	Total

Cash flows from operating activities
Net (loss) income	$(33,401)	$(5,187)	$(15,066)	$—	$20,253	$(33,401)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of vessels and equipment, and amortization of drydock costs and deferred financing costs	2,253	909	13,297	2,423	(909)	17,973
Reorganization charges		—	8,665	—	—	8,665
Amortization of deferred loss from derivatives in AOCI		—	2,003	—	—	2,003
Provision for accounts receivable		—	234	—	—	234
Net gain on derivative financial instruments	(883)	—	—	(1,501)	—	(2,384)
Equity in earnings of unconsolidated subsidiaries	15,066	—	—	—	(15,066)	—
Changes in assets and liabilities:
Accounts receivable	—	—	100	—	—	100
Prepaid expenses and other current assets	—	—	7,045	—	—	7,045
Capitalized drydock costs	—	—	(3,119)	—	—	(3,119)
Other assets	—	—	74	(74)	—	—
Accounts payable	—	—	(209)	—	—	(209)
Interest added to debt outstanding		—	4,096	—	—	4,096
Deferred revenue	—	—	(6,165)	—	—	(6,165)
Accrued expenses and other liabilities	—	—	6,410	1,323	—	7,733
Net cash (used in) provided by operating activities	(16,965)	(4,278)	17,365	2,171	4,278	2,571

Cash flows from investing activities
Change in restricted cash and equivalents, net	—	—	7,566	—	—	7,566
Construction of vessels and equipment	—	—	(12,914)	(129,224)	—	(142,138)
Net cash provided by (used in) investing activities	—	—	(5,348)	(129,224)	—	(134,572)

Cash flows from financing activities
Proceeds from Joint Venture revolver borrowings	—	—	—	130,561	—	130,561
Intercompany receivable (payable)	16,965	4,278	(16,965)	—	(4,278)	—
Net cash provided by (used in) financing activities	$16,965	$4,278	$(16,965)	$130,561	$(4,278)	$130,561

Net increase in cash and cash equivalents	—	—	(4,948)	3,508	—	(1,440)
Cash and cash equivalents at beginning of period	—	—	20,583	16	—	20,599
Cash and cash equivalents at end of period	$—	$—	$15,635	$3,524	$—	$19,159

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in Second Lien Notes. Accordingly, the cash flows related to the Second Lien Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
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

*

Both the Parent and the Subsidiary Issuer are co-issuers of $100,000 in the Second Lien Notes. Accordingly, the cash flows related to the Second Lien Notes have been presented as cash flows of both entities in the above consolidating statement of cash flows.

**

Consists of the Joint Venture, the Partnership’s wholly-owned subsidiary that owns the Partnership’s investment in the Joint Venture and the Partnership’s wholly-owned subsidiary that owns the tug portion of the ATB Corpus Christi.

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands; except per unit data)

16.	Subsequent Events

          Subsequent events have been evaluated through September 30, 2009, which is the date on which the financial statements were issued.

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

(i)

on the Effective Date Product Carriers transferred its Class B member interest to the Joint Venture Investors for one dollar and no longer has an interest in, or the right to act as managing member of, the Joint Venture resulting in a loss on this investment of $58,069;

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

U.S. Shipping Partners L.P.
Debtor-In-Possession as of April 30, 2009
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

          On August 11, 2009, after consideration of Rand’s August 6, 2009 letter and consultation with its financial and legal advisors, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated August 6, 2009 will deliver a higher value to all the Partnership’s stakeholders than the non-binding, highly speculative alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result the board of directors did not believe it is in the best interests of all the Partnership’s stakeholders to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider Rand’s proposal as an alternative to the August plan. The Partnership also advised Rand that “absent an offer at a value that the Board of Directors determines is at least reasonably equivalent to the value provided by the [August plan] and that has been approved by the Rand Board of Directors, is fully financed with no conditions to the financing and contains no conditions to closing other than approval of the transaction by the Bankruptcy Court, the Board does not believe it to be in the best interests of all the Partnership’s stakeholders to disrupt its current process and introduce uncertainty by negotiating with Rand regarding a non-binding, highly speculative transaction”.

          Proposal from SEACOR Holdings

          By letter, on August 13, 2009, SEACOR Holdings Inc. (“SEACOR”), an operator of a fleet of Jones Act product and chemical tankers and a Second Lien Noteholder, submitted a proposal (the “SEACOR Proposal”) to the chairman of the steering committee for those secured lenders party to the Amended Plan Support Agreement (and counsel), offering (i) to manage the operations of the reorganized Debtors following emergence from bankruptcy under the Plan (the “Management Proposal”) or, in the alternative, (ii) to acquire substantially all of the Debtors’ assets for $270 million of 10 year notes of the entity newly formed to acquire the assets. The steering committee advised SEACOR that it was not interested in the SEACOR Proposal, and noted that the steering committee believed it to be more appropriate for SEACOR to submit any such proposal to the board of directors of USSGP.

          On August 24, 2009, SEACOR sent a letter to the steering committee and the board of directors of USSGP reiterating the Management Proposal and requesting the steering committee and the board consider the Management Proposal. On September 3, 2009, after consultation with its financial and legal advisors and the steering committee, the Partnership advised SEACOR that the board of directors had determined that the Management Proposal is not in the best interests of the Debtors and its stakeholders.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

          The following is a discussion of the historical consolidated financial condition and results of operations of U.S. Shipping Partners L.P, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report. Refer to Item 7—Management’s Discussion And Analysis Of Financial Condition And Results Of Operations in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information that may not be contained in this discussion.

          Proceedings Under Chapter 11 of the Bankruptcy Code

          On April 29, 2009 (the “Commencement Date”), we, together with all of our wholly-owned subsidiaries, US Shipping General Partner LLC, our general partner (“USSGP”), and USS Vessel Management LLC, a wholly-owned subsidiary of USSGP, filed voluntary petitions for reorganization relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered under the caption In re U.S. Shipping Partners L.P. et al., Case No. 09-12711 (RDD) (the “Bankruptcy Cases”). We are continuing to manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See “Part II—Item 5. Other Information” for additional information regarding our bankruptcy and our proposed plan of reorganization.

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

          Financial Statement Presentation and Recording

          American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ending June 30, 2009. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the condensed consolidated statement of cash flows. The Partnership adopted SOP 90-7 as of April 30, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date. In accordance with the guidance of SOP 90-7, accrued interest up to the Filing Date on the Debtors’ debt together with payments due under its derivative financial instruments, representing an accrued interest payable amount of $24,888, is presented under the caption “Liabilities subject to compromise”. Interest on the debt associated with the Senior Secured Lenders and the holders of Senior Notes from the Filing Date through June 30, 2009 would have increased this interest accrual by $9,229.

Description of Business

          We are a leading provider of long-haul marine transportation services, principally for refined petroleum, petrochemical and commodity chemical products, in the U.S. domestic “coastwise” trade. Marine transportation is a vital link in the distribution of refined petroleum, petrochemical and commodity chemical products in the United States. During 2008 and 2009, we at various times employed some of our ITBs to transport grain overseas for humanitarian organizations to improve utilization of the ITB fleet.

          Our existing fleet as of June 30, 2009 consists of eleven vessels: four integrated tug barge units (“ITBs”), one product tanker (“Houston”); three chemical parcel tankers (“Parcel Tankers”) and three articulated tug barge units (“ATBs”), one of which entered service in July 2007, the second in August 2008 and the third in November 2008. We sold two ITBs in the fourth quarter of 2008. Our last ATB, which was under construction at June 30, 2009, was delivered and placed in service in August 2009. At June 30, 2009, we were also managing two tankers on behalf of our Joint Venture, although we are currently transitioning these management services to another manager appointed by the Joint Venture and expect this transition to be complete by the end of September 2009. See “Part II—Item 1. Legal Proceedings” for additional information.

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

•

Voyage expenses. Voyage expenses include items such as fuel, port charges, pilot fees, vessel lay-up costs, tank cleaning costs, canal tolls, brokerage commissions, discharge fees, inland distribution fees and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. If we pay voyage expenses, they are included in our results of operations when they are incurred. Typically, our freight rates are higher when we pay voyage expenses. A substantial portion of certain cost increases can be passed on to our customers.

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

o

Vessels are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method as follows: 10 years for the Chemical Pioneer, the Charleston and the Houston; and 30 years for the ATBs and the Joint Venture’s vessels based on their respective estimated useful lives. Our ITBs are being depreciated to recoverable value based on their estimated useful lives. The Sea Venture is recorded at its estimated sales value after recording an impairment charge at December 31, 2008.

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

•

Reorganization charges. Reorganization charges are expenses and losses directly attributable to our Bankruptcy Filing in April 2009 and the related reorganization process, including professional fees and the losses associated with hedges terminated by the respective counter-parties as a result of our Bankruptcy Filing.

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

Results of Operations

          The following table summarizes our results of operations (dollars in thousands, except for operating data):

U.S. Shipping Partners L.P.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Voyage revenue	$31,666	$49,819	$79,595	$101,323

Vessel operating expenses	14,172	16,384	30,344	33,405
% of voyage revenue	44.8%	32.9%	38.1%	33.0%
Voyage expenses	9,013	17,331	24,858	31,010
% of voyage revenue	28.5%	34.8%	31.2%	30.6%
General and administrative expenses	5,044	4,011	8,434	8,005
% of voyage revenue	15.9%	8.1%	10.6%	7.9%
Depreciation and amortization	7,729	10,445	15,720	20,949
Impairment charges	—	(8)	—	5,712
Other expense (income)	(50)	53	(50)	120

Total operating expenses, net	35,908	48,216	79,306	99,201

Operating (loss) income	(4,242)	1,603	289	2,122
Interest expense (contractual interest of $12,315 and $28,618 for the three and six months ended June 30, 2009, respectively)	5,295	6,879	21,598	14,770
Interest income	(11)	(655)	(43)	(1,695)
Net gain on derivative financial instruments	(1,234)	(586)	(2,384)	(1,028)

Loss before reorganization charges, income taxes and noncontrolling interest	(8,292)	(4,035)	(18,882)	(9,925)
Reorganization charges	11,832	—	14,426	—
Provision (benefit) for income taxes	39	(1,514)	93	(1,222)

Net loss	(20,163)	(2,521)	(33,401)	(8,703)
Net (loss) gain attributable to noncontrolling interest	1,148	162	1,591	(242)

Net loss attributable to USSLP unit holders	$(21,311)	$(2,683)	$(34,992)	$(8,461)

Distributions declared per common unit in respect of the period	$—	$0.45	$—	$0.45

Operating Data (1)
Partnership
Number of vessels - owned	11	11	11	11
Total vessel days	1,001	1,001	1,991	2,002
Days worked	639	937	1,503	1,922
Drydocking days	—	—	14	—
Net utilization	64%	94%	75%	96%
Average daily time charter equivalent rate	$29,974	$36,310	$31,156	$37,424

Joint Venture
Number of vessels - managed	2	—	2	—
Total vessel days	91	—	167	—
Days worked	86	—	159	—
Drydocking days	—	—	—	—
Net utilization	94%	—	95%	—
Average daily time charter equivalent rate	$51,733	—	$51,825	—

(1)

In 2008, we added two ATBs to our fleet and sold two ITBs subsequent to the six months ended June 30, 2008. In January and June of 2009, the Golden State and the Pelican State , two of the Joint Venture’s tankers managed by us were placed into service, respectively. The Pelican State did not generate any revenues until July 2009 when its first commercial voyage commenced.

          In order to address reduced demand for our ITBs in the spot market for transportation of petroleum products, we have sought to employ the ITBs in the foreign transportation of grain for humanitarian organizations. In 2009, two of our ITBs delivered grain to their final destinations in the first quarter of 2009 and one of our ITBs commenced a grain voyage in the first quarter of 2009 and completed its grain delivery in the second quarter of 2009. During 2008, we employed all but one of our ITBs in the foreign transportation of grain for humanitarian organizations. Unlike our petroleum voyages, where we generally recognize revenue and expenses based upon the relative transit time in each period to the total estimated transit time for each voyage, for our grain voyages we recognize revenue and certain voyage expenses when the grain has been delivered to its final destination, which may fall into the next reporting period. However, certain grain voyage expenses are deferred and accrued as a liability on our balance sheet during the voyage. These different characteristics, together with the additions of the Partnership’s ATB Galveston and the ATB Brownsville in August 2008 and November 2008 and the additions of the Joint Venture product tankers managed by the Partnership, the Golden State and the Pelican State, in January 2009 and June 2009, as well as the sale of the ITB Jacksonville and the ITB Groton late in the fourth quarter of 2008, make a comparison of our results with prior quarters and comparable periods in the prior year less meaningful.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

          Voyage Revenue. Voyage revenue was $31.7 million for the three months ended June 30, 2009, a decrease of $18.1 million, or 36.4%, as compared to $49.8 million for the three months ended June 30, 2008.

          Revenues are affected by several factors, such as the mix of charter types, the charter rates attainable in the market, fleet utilization, other items such as fuel surcharges and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages.

          There was a $20.9 million decrease in revenues for the ITB fleet from the same period in 2008, primarily due to our sale of the ITB Jacksonville and the ITB Groton late in the fourth quarter of 2008, which vessels accounted for $10.6 million of voyage revenues in the 2008 period. Revenues from the remaining four ITBs decreased $10.3 million from the prior period due to these ITBs being offhire awaiting charter for 276 days for the three months ended June 30, 2009 as compared to 36 offhire days for the same period in 2008.

          There was a $7.1 million revenue decrease from the Partnership’s chemical fleet from the prior period, largely due to the Sea Venture being laid up all of the second quarter of 2009 as well as overall unfavorable rates experienced on the remaining chemical fleet largely due to continued poor economic conditions for the three months ended June 30, 2009, which resulted in our customers shipping smaller quantities of product than in the second quarter of 2008.

          The additions of the ATB Galveston and ATB Brownsville, placed in service in August 2008 and late November 2008, respectively, increased revenues by $3.0 million and $2.4 million, respectively, during the second quarter of 2009. Furthermore, the addition of the Joint Venture’s product tanker, the Golden State, managed by the Partnership and placed in service in mid January 2009, increased revenues by $4.5 million during the three months ended June 30, 2009. The Joint Venture’s product tanker, the Pelican State, also managed by the Partnership, did not start earning revenues until its first commercial voyage, which commenced in July 2009.

          Vessel Operating Expenses. Vessel operating expenses were $14.2 million for the three months ended June 30, 2009, a decrease of $2.2 million, or 13.5%, as compared to $16.4 million for the three months ended June 30, 2008. As a percentage of revenue, vessel operating expenses were 44.8% for the quarter ended June 30, 2009 as compared to 32.9% for the quarter ended June 30, 2008.

          We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The decrease in dollar terms is largely attributable to a reduction of $2.8 million in operating expenses related to the ITB Jacksonville and the ITB Groton, both sold in the fourth quarter of 2008, as well as a $2.7 million decrease in crew wages and benefits largely due to five vessels being laid up for varying time periods during the second quarter of 2009, a decrease of $0.5 million in repairs and maintenance, a decrease of $0.5 million in supplies and a decrease of $0.7 million in other vessel operating expenses.

          Offsetting these reductions was an increase in vessel operating expenses due to the additions of the ATB Galveston, the ATB Brownsville and the ATB Corpus Christi, placed in service in August 2008, late November 2008 and August 2009, which increased vessel operating expenses by $1.0 million, $1.0 million and $0.5 million, respectively, or $2.5 million in total for the three months ended June 30, 2009. The ATB Corpus Christi costs were largely related to wages, benefits and training for the crew. Furthermore, the addition of the Joint Venture’s product tankers, the Golden State and the Pelican State, managed by the Partnership and placed in service in mid January 2009 and June 2009, respectively, increased vessel operating expenses by $1.5 million and $1.0 million, respectively.

          Vessel operating expenses increased as a percentage of revenues as the percentage decrease in vessel operating expenses was less than the percentage decrease in revenues.

          Voyage Expenses. Voyage expenses were $9.0 million for the three months ended June 30, 2009, a decrease of $8.3 million, or 48.0%, as compared to $17.3 million for the three months ended June 30, 2008.

          The decrease of $8.3 million in voyage expenses is primarily due to a decrease in fuel prices of $4.3 million, a reduction of $3.3 million in voyage expenses related to two ITBs sold in the fourth quarter of 2008, $1.0 million less in port charges, $1.4 million less in grain related voyage expenses and $0.2 million less in commissions. Offsetting these decreases was the addition of the ATB Brownsville, placed in service in late November 2008, which contributed $0.9 million in additional voyage expenses, $0.7 million in vessel lay-up attributed to five vessels that were laid up at various periods in the three months ended June 30, 2009 and $0.3 million in voyage expenses related to the Joint Venture’s Pelican State related to its initial positioning voyage. The addition of the ATB Galveston and the Golden State did not affect voyage expenses as the voyage expenses for those vessels are borne by the customer.

          Reorganization charges. Reorganization charges were $11.8 million for the three months ended June 30, 2009 which included $8.1 million of losses from the early termination of derivative agreements as a result of our Bankruptcy Filing, $3.2 million in legal, financial advisory and other professional fees associated with the negotiations with our lenders and bankruptcy proceedings, and $0.5 million in adequate protection payments during the bankruptcy proceedings on the Partnership’s Senior Credit Facility debt. There were no reorganization charges for the three months ended June 30, 2008.

          General and Administrative Expenses. General and administrative expenses were $5.0 million for the three months ended June 30, 2009, an increase of $1.0 million or 25.8%, compared to $4.0 million for the three months ended June 30, 2008.

          The increase of $1.0 million is largely due to an increase in professional fees of $1.4 million for the three months ended June 30, 2009 associated with the litigation with the Joint Venture Investors and an increase of $0.2 million in other expenses, partially offset by a decrease of $0.3 million in wages and benefits and a decrease of $0.3 million in directors’ fees.

          For information on the litigation with the Joint Venture Investors, see “Part II. Item 1. Legal Proceedings.”

          Depreciation and Amortization. Depreciation and amortization was $7.7 million for the three months ended June 30, 2009, a decrease of $2.7 million, or 26.0%, compared to $10.4 million for the three months ended June 30, 2008.

          The decrease in depreciation and amortization is primarily due to a decrease in depreciation expense of $2.5 million due to vessel impairments on the four remaining ITBs and the Sea Venture recorded in 2008, a decrease of $1.8 million due to the sale of both the ITB Jacksonville and the ITB Groton in the fourth quarter of 2008 and a $0.8 million decrease in dyrdock amortization due to the timing of drydocks, partially offset by a $1.2 million increase in depreciation related to the Golden State, placed in service in January 2009, as well as depreciation of $1.2 million related to the ATB Galveston and the ATB Brownsville, placed into service in August 2008 and November 2008, respectively.

          Other expense (income). Other income for the three months ended June 30, 2009 of $0.1 million represents storage fees earned related to the lease of the ITB New York to a third party for use as a storage facility in the second quarter of 2009. Other expense for the three months ended June 30, 2008 of $0.1 million reflects a loss related to the sale of surplus equipment.

          Interest Expense. Interest expense was $5.3 million for the three months ended June 30, 2009, a decrease of $1.6 million or 23.0%, compared to $6.9 million for the three months ended June 30, 2008.

          The decrease is primarily attributable to the Partnership not accruing any interest on its debt subsequent to its Bankruptcy Filing on April 29, 2009. The Partnership’s average effective interest rate for the three months ended June 30, 2009 was 6.1% compared to 9.2% for the three months ended June 30, 2008. In accordance with SOP 90-7, we have not recorded interest expense on our debt since April 29, 2009, the date we filed for bankruptcy and, therefore, interest expense represents the period April 1, 2009 through April 29, 2009.

          The Joint Venture’s average effective interest rate for the three months ended June 30, 2009 was 4.9% compared to 7.2% for the three months ended June 30, 2008 which was primarily attributable to a lower LIBOR rate throughout the quarter ended June 30, 2009. All interest on the Joint Venture’s borrowings was capitalized during the 2008 period.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $11 thousand for the three months ended June 30, 2009, compared to $0.7 million for the three months ended June 30, 2008.

          The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. At June 30, 2009, we no longer had any amounts in escrow.

          Net Loss (Gain) on Derivative Financial Instruments. During the three months ended June 30, 2009, we recorded a gain of $1.2 million related to derivative financial instruments as compared to a gain of $0.6 million for the three months ended June 30, 2008. The gain in both periods is largely attributable to the Joint Venture’s interest rate cap entered into in April 2007; the Joint Venture recorded a gain of $1.3 million during the three months ended June 30, 2009 compared to gain of $0.6 million in the same period in 2008. In 2006, the Partnership entered into two interest rate swap agreements that effectively converted a portion of the LIBOR-based payments of our credit facility to a fixed rate. As a result of the October 20, 2008 amendment to the senior credit facility, we determined that these contracts were no longer effective as a hedge and we recorded a loss of $0.1 million related to these contracts for the period in the second quarter of 2009 prior to the termination of these hedges as a result of the Partnership’s Bankruptcy Filing in April 2009. For the impact of the hedge terminations, see “Reorganization charges”.

          For information on the Joint Venture’s interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision for Income Taxes. The provision for income taxes was $39 thousand for the three months ended June 30, 2009 compared to a benefit for income taxes of $1.5 million for the three months ended June 30, 2008.

          A tax provision of $39 thousand related to unrecognized tax benefits was recorded for the three months ended June 30, 2009. For the comparable period in 2008, a benefit of $5.7 million was recorded upon the transfer of the ownership interests in the limited liability companies that own the ITB Groton, ITB New York, ITB Jacksonville, and ITB Baltimore to the corporate entity USCS Chemical Pioneer Inc., which benefit was partially offset by a provision of $2.8 million recorded to provide a valuation allowance against deferred tax assets created during the period as a result of the transfer of these subsidiaries. Further, a $0.1 million tax provision related to unrecognized tax benefits was recorded during the second quarter of 2008. Partially offsetting the benefit for income taxes in the 2008 period was a tax provision of $0.8 million related to the current period operating results at the various corporate subsidiaries, and a deferred tax provision of $0.5 million related to the revision of the deferred tax assets for USCS Sea Venture LLC.

          Noncontrolling Interest in Joint Venture. This represents the Noncontrolling interest holders’ share of the gain/loss in the Joint Venture’s net income or loss. All losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the Noncontrolling interest holders. The net gain of $1.1 million for the three months ended June 30, 2009 is largely attributable to the net operating performances of the Golden State and the Pelican State, placed into service in January 2009 and June 2009, respectively. The gain of $0.2 million for the three months ended June 30, 2008 was due to the gain recognized by the Joint Venture on its interest rate cap for that period. In the three months ended June 30, 2008, we allocated 60% of the losses or gains to our Joint Venture partners based on their ownership of 60% of the equity in the Joint Venture. Subsequent to June 30, 2008, we determined that all losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the Noncontrolling interest holders. If we had followed this policy in the second quarter of 2008, we would not have allocated the $0.2 million gain to the other Joint Venture partners since we had a net loss for the six months ended June 30, 2008.

          Net Loss attributable to USSLP unit holders. The net loss for the three months ended June 30, 2009 was $21.3 million, an increase in net loss of $18.6 million compared to a net loss of $2.7 million for the three months ended June 30, 2008. The increase of $18.6 million in net losses was due to reorganization charges of $11.8 million, a decrease in operating income of $5.8 million, an increase in the provision for income taxes of $1.6 million and an increase in income on the noncontrolling interest in Joint Venture allocated to the other Joint Venture partners of $1.0 million, partially offset by an increase in gains on derivative financial instruments of $0.7 million and a decrease in net interest expense of $0.9 million.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The six month period ended June 30, 2009 is one day less than the six month period ended June 30, 2008.

          Voyage Revenue. Voyage revenue was $79.6 million for the six months ended June 30, 2009, a decrease of $21.7 million, or 21.4%, from $101.3 million for the six months ended June 30, 2008.

          Revenues are affected by several factors, such as the mix of charter types, the charter rates attainable in the market, fleet utilization, other items such as fuel surcharges, and the impact related to the difference in revenue recognition policies for grain voyages compared to our other voyages.

          There was a $28.8 million decrease in revenues for the ITB fleet from the same period in 2008, primarily due to our sale of the ITB Jacksonville and ITB Groton late in the fourth quarter of 2008, which vessels accounted for $18.5 million of voyage revenues in the 2008 period. Revenues from the remaining four ITBs decreased $10.3 million from the prior period largely due to the poor economic conditions experienced in the first half of 2009, which resulted in our ITBs being offhire for 412 days compared with 45 offhire days for the same period in 2008.

          There was a $13.0 million revenue decrease from the Partnership’s chemical fleet from the prior period, largely due to 14 drydocking days in 2009 for the Charleston, 148 offhire days on the Sea Venture awaiting charter and overall unfavorable rates experienced on the chemical fleet largely due to poor economic conditions experienced in the first half of 2009, which resulted in our customers shipping smaller quantities of product than in the first half of 2008.

          Offsetting these revenue decreases was the impact of the additions of the ATB Galveston and the ATB Brownsville, placed in service in August 2008 and late November 2008, respectively, each of which contributed an additional $5.9 million of revenues, or $11.8 million in total, over the prior period of 2008. Furthermore, the addition of the Joint Venture’s product tanker, the Golden State, managed by the Partnership and placed in service in mid January 2009 increased revenues by $8.3 million.

          Vessel Operating Expenses. Vessel operating expenses were $30.3 million for the six months ended June 30, 2009, a decrease of $3.1 million, or 9.2%, as compared to $33.4 million for the six months ended June 30, 2008. As a percentage of revenue, vessel operating expenses were 38.1% for the six months ended June 30, 2009 as compared to 33.0% for the six months ended June 30, 2008.

          We are responsible for vessel operating expenses regardless of the type of charter under which we are operating. The decrease in dollar terms is largely attributable to a reduction of $5.8 million in operating expenses related to the ITB Jacksonville and the ITB Groton, both sold in the fourth quarter of 2008, as well as a $3.4 million decrease in crew wages and benefits largely due to five vessels being off hire and laid up for varying time periods during the first half of 2009, a decrease of $0.9 million in repairs and maintenance, a decrease of $0.7 million in supplies and a decrease of $1.0 million in other vessel operating expenses.

          Offsetting these reductions was an increase in operating expenses due to the additions of the ATB Galveston, the ATB Brownsville and the ATB Corpus Christi, placed in service in August 2008, late November 2008 and August 2009, respectively, which incurred operating expenses of $2.0 million, $1.9 million and $0.5 million, respectively, for the six months ended June 30, 2009. The ATB Corpus Christi costs were largely related to wages, benefits and training for the crew. Furthermore, the addition of the Joint Venture’s product tankers, the Golden State and the Pelican State, both managed by the Partnership and placed in service in mid January 2009 and mid June 2009, respectively, increased vessel operating expenses by $3.2 million and $1.1 million, respectively.

          Vessel operating expenses increased as a percentage of revenues as the percentage decrease in vessel operating expenses was less than the percentage decrease in revenues.

          Voyage Expenses. Voyage expenses were $24.9 million for the six months ended June 30, 2009, a decrease of $6.1 million, or 19.8%, as compared to $31.0 million for the six months ended June 30, 2008.

          The decrease of $6.1 million in voyage expenses is primarily due to a decrease in fuel prices of $6.4 million, a reduction of $3.4 million in voyage expenses related to two ITBs sold in the fourth quarter of 2008 and $0.8 million less in port charges. Offsetting these decreases was an increase of $1.9 million in grain related voyage expenses largely due to expenses associated with the inland distribution of grain in the first half of 2009, the addition of the ATB Brownsville, placed in service in late November 2008, which contributed $1.8 million in additional voyage expenses and $0.8 million in vessel lay-up attributed to five vessels that were laid up at various times in the first half of 2009. The addition of the ATB Galveston, the Golden State and the Pelican State did not affect voyage expenses, as the voyage expenses for those vessels are borne by the customer.

          Reorganization charges. Reorganization charges were $14.4 million for the six months ended June 30, 2009 and consist of $8.1 million of losses from the early termination of derivative agreements as a result of our Bankruptcy Filing and $5.8 million in legal, financial advisory and other professional fees associated with the negotiations with our lenders and creditors as well as the bankruptcy proceeding, and $0.5 million in adequate protection payments during the bankruptcy proceedings on the Partnership’s Senior Credit Facility debt. There were no reorganization charges for the six months ended June 30, 2008.

          General and Administrative Expenses. General and administrative expenses were $8.4 million for the six months ended June 30, 2009, an increase of $0.4 million or 5.4%, compared to $8.0 million for the six months ended June 30, 2008.

          The increase of $0.4 million in general and administrative expenses is due to an increase in professional fees of $2.2 million for the six months ended June 30, 2009 associated with the litigation with the Joint Venture Investors, partially offset by a decrease of $1.2 million in professional fees (as substantially all remaining professional fees incurred in 2009 are now included under reorganization charges because these fees are related to the Bankruptcy Filing) and a decrease of $0.6 million in wages and benefits. Approximately $2.6 million accounted for as general and administrative expenses in the three months ended March 31, 2009 has been reclassified as reorganization charges in the six months ended June 30, 2009.

          For information on the litigation with the Joint Venture Investors, see “Item 1. Legal Proceedings.”

          Depreciation and Amortization. Depreciation and amortization was $15.7 million for the six months ended June 30, 2009, a decrease of $5.2 million, or 25.0%, compared to $20.9 million for the six months ended June 30, 2008.

          The decrease in depreciation and amortization is primarily due to a decrease in depreciation expense of $4.8 million due to vessel impairments on the four remaining ITBs and the Sea Venture recorded in 2008, a decrease of $3.7 million due to the sale of both the ITB Jacksonville and the ITB Groton in the fourth quarter of 2008 and a $1.5 million decrease in dyrdock amortization due to the timing of drydocks, partially offset by a $2.4 million increase in depreciation related to the Golden State, placed in service in January 2009, as well as depreciation of $2.4 million related to the ATB Galveston and the ATB Brownsville, placed into service in August 2008 and November 2008, respectively.

          Impairment charges. There were no impairment charges for the six months ended June 30, 2009 compared to $5.7 million for the six months ended June 30, 2008. The 2008 impairment charges reflect the cancellation of the in process construction of an ATB and the write-down of its value to zero.

           Other expense (income). Other income for the six months ended June 30, 2009 of $0.1 million represents storage fees earned related to the lease of the ITB New York to a third party for use as a storage facility in the second quarter of 2009. Other expense for the six months ended June 30, 2008 of $0.1 million reflects a loss related to the sales of surplus equipment.

          Interest Expense. Interest expense was $21.6 million for the six months ended June 30, 2009, an increase of $6.8 million or 46.2%, compared to $14.8 million for the six months ended June 30, 2008.

          The increase is primarily attributable to the higher interest rate margins affected by our October 2008 bank amendment, the higher amortization of deferred financing fees of approximately $1.3 million due to the acceleration of the amortization period for deferred financing costs under our senior credit facility to January 31, 2009 and our expensing the interest on the debt related to the construction of the ATB Galveston and the ATB Brownsville, placed in service in August 2008 and November 2008, respectively, by the Partnership as well as the Golden State, placed into service in January 2009 by the Joint Venture. Prior to delivery of these vessels, interest on these borrowings was capitalized rather than expensed. The increase was partially offset by the Partnership not accruing any interest on its debt subsequent to its Bankruptcy Filing and a lower LIBOR rate up to the Partnership’s Bankruptcy filing. The Partnership’s average effective interest rate for the six months ended June 30, 2009 was 9.6% compared to 9.5% for the six months ended June 30, 2008. In accordance with SOP 90-7, we have not recorded interest expense on our debt since April 29, 2009, the date we filed for bankruptcy and, therefore, interest expense represents the period January 1, 2009 through April 29, 2009.

          The Joint Venture’s average effective interest rate for the six months ended June 30, 2009 was 5.0% compared to 7.7% for the six months ended June 30, 2008 which was primarily attributable to a lower LIBOR rate throughout the six months ended June 30, 2009. All interest on the Joint Venture’s borrowings was capitalized during the 2008 period.

          Interest Income. Interest income, consisting of interest earned on our invested balances, was $43 thousand for the six months ended June 30, 2009 compared to $1.7 million for the six months ended June 30, 2008.

          The decrease is primarily attributable to a decrease in invested balances in the funds held in escrow accounts to fund the construction of our ATBs and to fund our remaining commitment to the Joint Venture. At June 30, 2009, we no longer had any amounts in escrow.

          Net Loss (Gain) on Derivative Financial Instruments. During the six months ended June 30, 2009, we recorded a gain of $2.4 million related to derivative financial instruments as compared to a gain of $1.0 million for the six months ended June 30, 2008. In 2006, the Partnership entered into two interest rate swap agreements that effectively converted a portion of the LIBOR-based payments of our credit facility to a fixed rate. As a result of the October 20, 2008 amendment to the senior credit facility, we determined that these contracts were no longer effective as a hedge and we recorded a gain of $0.9 million related to these contracts for the period prior to the termination of these hedges as a result of the Partnership’s Bankruptcy Filing. For the impact of the derivative terminations, see “Reorganization charges”. Additionally, the Joint Venture recorded a gain of $1.5 million during the six months ended June 30, 2009 in connection with the interest rate cap it had entered into in April 2007.

          For the six months ended June 30, 2008, the Partnership recorded a gain of $0.7 million in connection with its foreign currency forward contracts entered into for the purchase of owner-furnished items relative to the newbuild ATB series. Due to the acceleration or deferral of certain payments scheduled for owner-furnished items relative to the ATBs being constructed, a portion of the foreign currency contracts were ineffective as a hedge. Due to this hedge ineffectiveness, a gain on derivative financial instruments was recognized in our Consolidated Statement of Operations. Additionally, the Joint Venture recorded a gain of $0.3 million in the six months ended June 30, 2008 in connection with the interest rate cap it had entered into in April 2007.

          For information on the Joint Venture’s interest rate cap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

          Provision for Income Taxes. The provision for income taxes was $0.1 million for the six months ended June 30, 2009 compared to a benefit for income taxes of $1.2 million for the six months ended June 30, 2008.

          A tax provision of $0.1 million related to unrecognized tax benefits was recorded for the six months ended June 30, 2009. For the comparable period in 2008, a benefit of $5.0 million was recorded upon the transfer of the ownership interests in the limited liability companies that own the ITB Groton, ITB New York, ITB Jacksonville and ITB Baltimore to the corporate entity USCS Chemical Pioneer Inc. and the election to treat the ITB Philadelphia LLC and USCS Sea Venture LLC as corporations for tax purposes. Additionally, a provision of $3.7 million was recorded to provide a valuation allowance against deferred tax assets created during the period as a result of these transfers and tax elections and net operating losses generated in earlier periods. A provision of $0.2 million for unrecognized tax benefits was also recorded during the first half of 2008. Offsetting these items were losses at the various corporate subsidiaries generating a tax benefit of $0.1 million.

          Noncontrolling Interest in Joint Venture. This represents the Noncontrolling interest holders’ share of the gain/loss in the Joint Venture’s net income or loss. The net gain of $1.6 million for the six months ended June 30, 2009 is largely attributable to the operating performance of the Golden State and the Pelican State, placed into service in January 2009 and June 2009, respectively, while the loss of $0.2 million for the six months ended June 30, 2008 was largely due to general and administrative fees incurred by the Joint Venture. In the six months ended June 30, 2008, we allocated 60% of the losses to our Joint Venture partners based on their ownership of 60% of the equity in the Joint Venture. Subsequent to June 30, 2008, we determined that all losses from the Joint Venture are allocated to the Partnership and all gains from the Joint Venture are allocated to the other Joint Venture partners. If we had followed this policy for the six months ended June 30, 2008, we would have been allocated an additional $0.2 million in losses.

          Net Loss attributable to USSLP unit holders. The net loss for the six months ended June 30, 2009 was $35.0 million, an increase in net loss of $26.5 million, compared to a net loss of $8.5 million for the six months ended June 30, 2008. The increase of $26.5 million in net losses was due to reorganization charges of $14.4 million, an increase in net interest expense of $8.5 million, a decrease in operating income of $1.8 million, an increase in the provision for income taxes of $1.3 million and an increase in income on the noncontrolling interest in Joint Venture allocated to the other Joint Venture partners of $1.8 million, partially offset by an increase in gains on derivative financial instruments of $1.3 million.

Liquidity and Capital Resources

Operating Cash Flows

          Net cash provided by operating activities was $2.6 million and $13.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in operating cash flows of $10.8 million is the result of the increase in net loss of $24.9 million partially offset by an increase of $1.1 million in non-cash items and an improvement in working capital net assets of $13.0 million.

          The increase in non-cash charges of $1.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due primarily to the $8.7 million in net reorganization charges for 2009 partially offset by the $5.7 million impairment related to the cancellation of the in progress construction of an ATB for the six months ended June 30, 2008 and $1.9million in the net changes in various other non-cash charges.

          Our working capital requirements improved by $13.0 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This improvement was largely due to a decrease in prepaid expenses and other current assets of $9.9 million, largely related to the timing and discharge of grain voyages and lower prepaid port and bunker amounts largely due to five of our vessels being laid-up and offhire at June 30, 2009 and an increase in our accrued expenses and other liabilities of $9.3 million largely related to the Partnership’s non payment of interest under its senior credit facility, non-payment of interest on $91.29 million of its senior notes through February 15, 2009 and non-payment of interest on all its senior notes after February 15, 2009, partially offset by a $6.2 million net unfavorable change in other working capital requirements. Working capital requirements are affected by the level of our participation in the spot markets and the timing of our grain voyages and related impact of the accounting policies for grain voyages. Participation in the spot market requires us to carry higher amounts of working capital, as under spot charters fuel costs are our responsibility and are not realized economically until payment is made to us by the customer. Additionally, recognition of grain related freight revenue and its related recording of accounts receivable is at voyage completion with the related payments generally received at the completion of a voyage for grain voyages, compared to time charters, where payment is generally due at the beginning of a fixed period of time, such as a month. Additionally, grain voyages tend to be substantially longer than refined petroleum product voyages thus incurring a significant amount of deferred grain expenses that are not expensed until voyage completion.

Investing Cash Flows

          Net cash used in investing activities totaled $134.3 million for the six months ended June 30, 2009, an increase of $56.9 million compared to net cash used of $77.4 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Partnership made $12.7 million of payments toward the construction of the ATBs, all of which was funded from our restricted cash accounts and the Joint Venture made $129.2 million of payments toward the construction of product tankers, all of which was funded from borrowings under the Joint Venture’s revolving credit facility

          For the six months ended June 30, 2008, we made $48.3 million of payments toward the construction of the ATBs and the Joint Venture made $105.9 million of payments toward the construction of the product tankers. Of the $154.2 million spent for the construction of ATBs and tankers, $75.8 million was funded from our restricted cash accounts; the remainder, all of which was for the tankers being constructed by the Joint Venture, was funded by equity contributions from the other Joint Venture Investors and borrowings under the Joint Venture’s revolving credit facility as addressed in the Financing Cash Flows section below. Additionally, in the six months ended June 30, 2008, we received $0.7 million of cash related to the cash flow hedges that were terminated given that the related underlying contract payments were canceled and received $0.3 million related to the sale of some surplus equipment.

Financing Cash Flows

          For the six months ended June 30, 2009, net cash provided by financing activity was $130.6 million, all of which consists of funds received by the Joint Venture from borrowings under the Joint Venture’s revolving credit facility.

          For the six months ended June 30, 2008, net cash provided by financing activity was $80.6 million. The Joint Venture received a total of $85.3 million from the Joint Venture Investors, of which $32.0 million was equity contributions, and $53.3 million was pursuant the Joint Venture’s credit facility. Additionally, in the six months ended June 30, 2008 we borrowed $7.0 million under our credit facility, made scheduled debt payments of $1.6 million in the six months ended June 30, 2008 and distributed $10.2 million to our holders of common units (but not our subordinated unit holders or our general partner) in respect to the first quarter of 2008 and the fourth quarter of 2007.

Liquidity

          The liquidity pressures faced by the Partnership described in its Form 10-K for the year ended December 31, 2008 continued in 2009 and led to the Partnership, together with all of its wholly-owned subsidiaries, USSGP and USS Vessel Management LLC (collectively, the “Debtors”) filing for bankruptcy on April 29, 2009. See Note 2, “Proceedings Under Chapter 11 of the Bankruptcy Code” to our financial statements above for additional information.

          The ability of the Partnership to continue as a going concern is dependent upon, among other things, (i) the Partnership’s ability to comply with the terms and conditions of the cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases; (ii) the ability of the Partnership to generate cash from operations; (iii) the ability of the Partnership to obtain confirmation of and to consummate the Plan or another plan of reorganization under the Bankruptcy Code; and (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Partnership’s ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Partnership is facing, and formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. Our unaudited consolidated financial statements included elsewhere herein do not include any adjustments that might result should the Partnership be unable to continue as a going concern. Consistent with generally accepted accounting principles preparing these unaudited consolidated financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

          Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	the time period required for us to reorganize and emerge from bankruptcy;

•	the terms of our reorganization;

•	insufficient cash from operations;

•	our liquidity;

•	a decline in demand for our tank vessels;

•	an increase in competitive tank vessel capacity;

•	our levels of indebtedness and our ability to obtain credit on satisfactory terms;

•	our ITBs remaining eligible to participate in the UWILD Program;

•	failure to comply with the Merchant Marine Act of 1920 (the “Jones Act”);

•	intense competition in the domestic tank vessel industry;

•	fluctuations in voyage charter rates;

•	the effect of our ceasing to be the manager of the vessels being constructed by the Joint Venture;

•	a decline in demand for refined petroleum, petrochemical and commodity chemical products;

•	the occurrence of marine accidents or other hazards;

•	the loss of any of our largest customers;

•	increases in interest rates;

•	weather interference with our customers’ or our business operations;

•	delays or cost overruns in, or insufficient funds to finance, the construction of new vessels;

•	changes in international trade agreements;

•	modification or elimination of the Jones Act; and

•	adverse developments in our marine transportation business.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

          Our market risk is affected primarily by changes in interest rates. We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under our credit facility. Significant increases in interest rates could adversely affect our profit margins, results of operations and our ability to service our indebtedness. Based on our average variable interest rate and based on our outstanding debt balance for that portion of our debt outstanding that is not subject to the effects of our hedge contracts in place, a 1% change in our variable interest rates would have increased our interest expense by approximately $2.0 million for the six months ended June 30, 2009.

          We utilized interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. These derivative instruments were originally designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by FAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”), as amended. Gains and losses were recognized in the statement of operations in the same period that the underlying cash flow impacts the statement of operations. As a result of the October 20, 2008 amendment to our senior credit facility, we determined that as of October 1, 2008, these contracts no longer met the hedge effectiveness requirements and accordingly, discontinued the hedge accounting treatment. Any subsequent gains or losses due to change in fair value of the contracts beginning October 1, 2008 were recorded to earnings. The fair value of these contracts at September 30, 2008 is reflected in other comprehensive income in the accompanying financial statements.

          Our two interest rate swap agreements were early terminated by the counterparties immediately following our Bankruptcy Filing in April 2009. The approximate unfavorable settlement amount of $22.8 million has been reclassified to “liabilities subject to compromise” on both our consolidated balance sheet and our debtor-in-possession balance sheet at June 30, 2009, with the resulting loss on termination of $8.1 million reflected in reorganization charges in our results of operations for the three and six months ended June 30, 2009.

          Joint Venture Hedging

          On February 27, 2007, the Joint Venture purchased a $100.0 million notional amount nine year interest rate cap effective April 1, 2007 for $1.9 million, including transaction fees. This interest rate cap of the three month U.S. Dollar LIBOR of 6% is part of a hedging strategy in place at the Joint Venture to protect the value of its vessels and the chartering contracts thereon. Upon the completion of the construction of each vessel, the Joint Venture expects to sell the vessel together with any chartering contract that may be in place on such vessel. Since the long-term chartering contracts entered into by the Joint Venture will result in a fixed stream of cash flows over a multi-year period, the value that the Joint Venture may be able to obtain upon the sale of the combined vessel and chartering contract is subject to volatility based upon how interest rates fluctuate. The Joint Venture is utilizing the interest rate cap to reduce the potential negative impacts to the Joint Venture’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into for the first product tanker and the anticipated sale date of such combined vessel and chartering contract. The Joint Venture does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify the contract for hedge accounting treatment under FAS 133, as amended. The fair market value of the interest rate cap at June 30, 2009 was $2.3 million. Changes in the fair value of those instruments are reported in earnings.

          The following is a summary of the economic terms of this agreement at June 30, 2009 (dollars in thousands):

Notional amount	$100,000
Interest rate cap	6.00%
Effective date	4/1/2007
Expiration date	4/1/2016
Fair Value	$2,276

ITEM 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

          In accordance with Securities Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management as appropriate to make timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Pursuant to forbearance agreements entered into with a majority-in-interest of the lenders under the Senior Credit Facility, we did not make the December 31, 2008 and March 31, 2009 principal and interest payments due under the Senior Credit Facility. In addition, we were in default under certain financial covenants in the Senior Credit Facility.

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

Third Amended Joint Plan of Reorganization

          On September 18, 2009, the Debtors filed their Third Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). Under the Plan:

•	The Senior Secured Lenders will receive:

(i)

new senior secured term notes issued by reorganized USSP (“Reorganized USSP”) in an aggregate principal amount equal to $240 million and guaranteed by the other reorganized debtors. The senior secured term notes will:

		(A)	be secured by a first priority lien on substantially all of the assets of the reorganized debtors;

(B)

require quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25 million cash balance in the first year following the Debtors emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize at the annual rate of 1% of the aggregate amount of the new senior secured term notes beginning one year following the Debtors emergence from bankruptcy;

		(D)	have a final maturity date of August 7, 2013;

		(E)	bear interest at a rate of LIBOR plus 7.20%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio of not more than 7.5x to 1.

	(ii)	new junior secured term notes issued by Reorganized USSP in an aggregate principal amount equal to $60 million and guaranteed by the other reorganized debtors. The junior secured term notes will:

		(A)	be secured by a second priority lien on substantially all of the assets of the reorganized debtors;

(B)

require, after the senior secured term notes are repaid in full, quarterly mandatory prepayment from excess cash flow (as defined in the Plan) once the reorganized debtors have achieved a $25 million cash balance in the first year following the Debtors emergence from bankruptcy and a $20 million (subject to adjustment under certain circumstances) cash balance thereafter;

		(C)	amortize, after the senior secured term notes are repaid in full, at the annual rate of 1% of the aggregate amount of the new junior secured term notes;

		(D)	have a final maturity date of August 7, 2013;

		(E)	bear interest at a rate of LIBOR plus 0.50%, subject to a 2% LIBOR floor; and

(F)

be subject to certain customary covenants, including without limitation an interest coverage test (EBITDA/net interest) of at least 1.5x to 1 and a debt to EBITDA coverage ratio of not more than 7.5x to 1.

(iii)

fifty percent (50%) of Reorganized USSP’s common stock (“Common Stock”) on a fully diluted basis before giving effect to the Common Stock to be issued pursuant to a management equity plan described below, provided that Senior Secured Lenders that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Common Stock and warrants to purchase Common Stock (“Warrants”); and

(iv)

contingent payment rights entitling the holders thereof to payments aggregating approximately $55.5 million (plus a fee of four percent (4%) per year (non-compounded) on the undistributed portion thereof) following payment in full of the new senior secured term notes and new junior secured term notes, which payments must be made before any dividends or distributions (including distributions upon liquidation or sale of the Reorganized USSP) can be made on the Common Stock.

•

The holders of the Second Lien Notes will receive fifty percent (50%) of the Common Stock of Reorganized USSP, before giving effect to the Common Stock to be issued pursuant to a management equity plan described below, provided that holders of the Second Lien Notes that are not U.S. Citizens for U.S. Coastwise Trade Law purposes will receive a combination of Common Stock and Warrants. The Second Lien Notes will be cancelled.

•

In no event will persons who are not U.S. Citizens for U.S. Coastwise Trade Law be issued Common Stock of Reorganized USSP representing in aggregate more than 23% of the Common Stock to be outstanding on the date the Debtors emerge from bankruptcy.

•

Reorganized USSP will adopt a management equity plan providing for the issuance to management of 10% (on a fully-diluted basis) of the Common Stock of Reorganized USSP. Fifty percent (50%) of such equity to be available under the plan will be issued to management at the time the Debtors emerge from bankruptcy, with 25% vesting immediately and an additional 25% vesting on the first, second and third anniversaries of the Debtors emergence from bankruptcy. The remaining fifty percent (50%) available under the management equity plan will be issuable from time to time as determined by the board of directors of Reorganized USSP.

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

•

Customary releases will be provided to the Debtors, their current and former officers and directors, the Senior Secured Lenders, the holders of the Second Lien Notes, the various agents and trustees under the debt agreements and the respective officers, directors, employees, agents, advisors and professionals of each of the foregoing, subject to specified exceptions.

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

          On August 11, 2009, after consideration of Rand’s August 6, 2009 letter and consultation with its financial and legal advisors, the Partnership advised Rand that the board of directors had determined that the Partnership’s proposed plan of reorganization dated August 6, 2009 will deliver a higher value to all the Partnership’s stakeholders than the non-binding, highly speculative alternative plan of reorganization proposed by Rand. The Partnership also advised Rand that as a result the board of directors did not believe it is in the best interests of all the Partnership’s stakeholders to negotiate an amendment to the Disclosure Statement to permit the Partnership’s creditors the option to consider Rand’s proposal as an alternative to the August plan. The Partnership also advised Rand that “absent an offer at a value that the Board of Directors determines is at least reasonably equivalent to the value provided by the [Auguat plan] and that has been approved by the Rand Board of Directors, is fully financed with no conditions to the financing and contains no conditions to closing other than approval of the transaction by the Bankruptcy Court, the Board does not believe it to be in the best interests of all the Partnership’s stakeholders to disrupt its current process and introduce uncertainty by negotiating with Rand regarding a non-binding, highly speculative transaction”.

          Proposal from SEACOR Holdings

          By letter, on August 13, 2009, SEACOR Holdings Inc. (“SEACOR”), an operator of a fleet of Jones Act product and chemical tankers and a Second Lien Noteholder, submitted a proposal (the “SEACOR Proposal”) to the chairman of the steering committee for those secured lenders party to the Amended Plan Support Agreement (and counsel), offering (i) to manage the operations of the reorganized Debtors following emergence from bankruptcy under the Plan (the “Management Proposal”) or, in the alternative, (ii) to acquire substantially all of the Debtors’ assets for $270 million of 10 year notes of the entity newly formed to acquire the assets. The steering committee advised SEACOR that it was not interested in the SEACOR Proposal, and noted that the steering committee believed it to be more appropriate for SEACOR to submit any such proposal to the board of directors of USSGP.

          On August 24, 2009, SEACOR sent a letter to the steering committee and the board of directors of USSGP reiterating the Management Proposal and requesting the steering committee and the board consider the Management Proposal. On September 3, 2009, after consultation with its financial and legal advisors and the steering committee, the Partnership advised SEACOR that the board of directors had determined that the Management Proposal is not in the best interests of the Debtors and its stakeholders.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1	Second Amendment to Plan Support Agreement, dated as of September 18, 2009

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: September 30, 2009

U.S. SHIPPING PARTNERS L.P.
By: US Shipping General Partner LLC,
its general partner

By: /s/ Ronald L. O’Kelley
Ronald L. O’Kelley
President and Chief Executive Officer

By: /s/ Dennis J. Fiore
Dennis J. Fiore
Vice President - Chief Financial Officer